Form 10-Q
period 2022-09-30
Philip Morris International Inc.
filed 2022-10-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 21, 2022, there were 1,550,202,305 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Revenues including excise taxes	$60,638	$61,393
Excise taxes on products	37,028	38,092
Net revenues (Note 10)	23,610	23,301
Cost of sales (Notes 3 & 6)	8,191	7,223
Gross profit	15,419	16,078
Marketing, administration and research costs (Notes 3 & 17)	6,097	6,050
Operating income	9,322	10,028
Interest expense, net	418	482
Pension and other employee benefit costs (Note 5)	16	82
Earnings before income taxes	8,888	9,464
Provision for income taxes	1,835	2,078
Equity investments and securities (income)/loss, net	20	(95)
Net earnings	$7,033	$7,481
Net earnings attributable to noncontrolling interests	382	465
Net earnings attributable to PMI	$6,651	$7,016
Per share data (Note 8):
Basic earnings per share	$4.28	$4.49
Diluted earnings per share	$4.27	$4.48

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2022	2021
Revenues including excise taxes	$20,888	$21,617
Excise taxes on products	12,856	13,495
Net revenues	8,032	8,122
Cost of sales (Notes 3 & 6)	2,935	2,596
Gross profit	5,097	5,526
Marketing, administration and research costs (Notes 3 & 17)	2,129	2,071
Operating income	2,968	3,455
Interest expense, net	138	154
Pension and other employee benefit costs (Note 5)	7	27
Earnings before income taxes	2,823	3,274
Provision for income taxes	622	735
Equity investments and securities (income)/loss, net	(21)	(49)
Net earnings	2,222	2,588
Net earnings attributable to noncontrolling interests	135	162
Net earnings attributable to PMI	$2,087	$2,426
Per share data (Note 8):
Basic earnings per share	$1.34	$1.55
Diluted earnings per share	$1.34	$1.55

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
Net earnings	$7,033	$7,481
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(340) in 2022 and $(34) in 2021	(352)	245
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $29 in 2022 and $(7) in 2021	63	27
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(37) in 2022 and $(54) in 2021	164	241
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(106) in 2022 and $(15) in 2021	523	85
(Gains) losses transferred to earnings, net of income taxes of $18 in 2022 and $3 in 2021	(106)	(4)
Total other comprehensive earnings (losses)	292	594
Total comprehensive earnings	7,325	8,075
Less comprehensive earnings attributable to:
Noncontrolling interests	385	398
Comprehensive earnings attributable to PMI	$6,940	$7,677

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2022	2021
Net earnings	$2,222	$2,588
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(158) in 2022 and $(9) in 2021	(571)	18
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(7) in 2022 and $(2) in 2021	27	7
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(15) in 2022 and $(18) in 2021	54	79
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(52) in 2022 and $(3) in 2021	222	8
(Gains) losses transferred to earnings, net of income taxes of $9 in 2022 and $3 in 2021	(51)	(6)
Total other comprehensive earnings (losses)	(319)	106
Total comprehensive earnings	1,903	2,694
Less comprehensive earnings attributable to:
Noncontrolling interests	61	123
Comprehensive earnings attributable to PMI	$1,842	$2,571

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$5,368	$4,496
Trade receivables (less allowances of $45 in 2022 and $70 in 2021)	3,862	3,123
Other receivables (less allowances of $33 in 2022 and $36 in 2021)	749	817
Inventories:
Leaf tobacco	1,440	1,642
Other raw materials	1,712	1,652
Finished product	4,001	5,426
	7,153	8,720
Other current assets	1,903	561
Total current assets	19,035	17,717
Property, plant and equipment, at cost	13,845	14,732
Less: accumulated depreciation	8,235	8,564
	5,610	6,168
Goodwill (Note 6)	6,127	6,680
Other intangible assets, net (Note 6)	2,224	2,818
Equity investments (Note 14)	4,087	4,463
Deferred income taxes	682	895
Other assets (less allowances of $19 in 2022 and $21 in 2021)	2,952	2,549
TOTAL ASSETS	$40,717	$41,290

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021
LIABILITIES
Short-term borrowings (Note 12)	$2,818	$225
Current portion of long-term debt (Note 12)	2,641	2,798
Accounts payable	3,342	3,331
Accrued liabilities:
Marketing and selling	700	811
Taxes, except income taxes	5,001	6,324
Employment costs	968	1,146
Dividends payable	1,990	1,958
Other	2,268	1,637
Income taxes	1,044	1,025
Total current liabilities	20,772	19,255
Long-term debt (Note 12)	21,762	24,783
Deferred income taxes	923	726
Employment costs	2,597	2,968
Income taxes and other liabilities	2,066	1,766
Total liabilities	48,120	49,498
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2022 and 2021)	—	—
Additional paid-in capital	2,204	2,225
Earnings reinvested in the business	33,865	33,082
Accumulated other comprehensive losses	(9,288)	(9,577)
	26,781	25,730
Less: cost of repurchased stock (559,123,183 and 559,146,338 shares in 2022 and 2021, respectively)	35,918	35,836
Total PMI stockholders’ deficit	(9,137)	(10,106)
Noncontrolling interests	1,734	1,898
Total stockholders’ deficit	(7,403)	(8,208)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$40,717	$41,290

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$7,033	$7,481

Adjustments to reconcile net earnings to operating cash flows:
Depreciation, amortization and impairment of intangibles	898	719
Deferred income tax (benefit) provision	(146)	(18)
Asset impairment and exit costs, net of cash paid (Note 17)	(79)	(34)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net	(963)	(354)
Inventories	793	1,235
Accounts payable	275	165
Accrued liabilities and other current assets	(326)	(1,020)
Income taxes	(190)	(264)
Pension plan contributions, net of refunds (Note 5)	38	(219)
Other	377	244
Net cash provided by operating activities	7,710	7,935

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(730)	(459)
Acquisitions, net of acquired cash (Note 2)	—	(1,869)
Equity investments	(20)	(26)
Net investment hedges and other derivatives (Note 7)	634	278
Other	(35)	58
Net cash used in investing activities	(151)	(2,018)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$2,619	$(18)
Issuances - maturities longer than 90 days	795	—
Repayments - maturities longer than 90 days	(795)	—
Long-term debt repaid	(1,979)	(1,979)
Repurchases of common stock	(209)	(94)
Dividends paid	(5,839)	(5,628)
Payments to noncontrolling interests and Other (Note 2)	(663)	(457)
Net cash used in financing activities	(6,071)	(8,176)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(614)	(226)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	874	(2,485)
Balance at beginning of period	4,500	7,285
Balance at end of period	$5,374	$4,800

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $6 million and $309 million as of September 30, 2022 and 2021, respectively, and $4 million and $5 million as of December 31, 2021 and 2020, respectively, which were included in other current assets in the condensed consolidated balance sheets. As of September 30, 2021, the restricted cash was primarily related to the remaining funding of PMI’s acquisition of Vectura Group plc (“Vectura"). For further details on the acquisition of Vectura, see Note 2. Acquisitions.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2022 and 2021
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)
Net earnings			7,016			465	7,481
Other comprehensive earnings (losses), net of income taxes				661		(67)	594
Issuance of stock awards		76			76		152
Dividends declared ($3.65 per share)			(5,719)				(5,719)
Payments to noncontrolling interests						(459)	(459)
Common stock repurchased					(94)		(94)
Acquisitions						44	44
Balances, September 30, 2021	$—	$2,181	$32,935	$(10,520)	$(35,147)	$1,919	$(8,632)
Balances, January 1, 2022	$—	$2,225	$33,082	$(9,577)	$(35,836)	$1,898	$(8,208)
Net earnings			6,651			382	7,033
Other comprehensive earnings (losses), net of income taxes				460		(168)	292
Issuance of stock awards		9			117		126
Dividends declared ($3.77 per share)			(5,868)				(5,868)
Payments to noncontrolling interests						(368)	(368)
Common stock repurchased					(199)		(199)
Other (Note 2)		(30)		(171)		(10)	(211)
Balances, September 30, 2022	$—	$2,204	$33,865	$(9,288)	$(35,918)	$1,734	$(7,403)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2022 and 2021
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2021	$—	$2,143	$32,465	$(10,665)	$(35,056)	$1,913	$(9,200)
Net earnings			2,426			162	2,588
Other comprehensive earnings (losses), net of income taxes				145		(39)	106
Issuance of stock awards		38			3		41
Dividends declared ($1.25 per share)			(1,956)				(1,956)
Payments to noncontrolling interests						(161)	(161)
Common stock repurchased					(94)		(94)
Acquisitions						44	44
Balances, September 30, 2021	$—	$2,181	$32,935	$(10,520)	$(35,147)	$1,919	$(8,632)
Balances, July 1, 2022	$—	$2,165	$33,755	$(9,043)	$(35,921)	$1,784	$(7,260)
Net earnings			2,087			135	2,222
Other comprehensive earnings (losses), net of income taxes				(245)		(74)	(319)
Issuance of stock awards		39			3		42
Dividends declared ($1.27 per share)			(1,977)				(1,977)
Payments to noncontrolling interests						(111)	(111)
Balances, September 30, 2022	$—	$2,204	$33,865	$(9,288)	$(35,918)	$1,734	$(7,403)

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

Fertin Pharma – On September 15, 2021, PMI acquired 100% of Fertin Pharma A/S (“Fertin Pharma”), a company based in Denmark. Fertin Pharma is a developer and manufacturer of pharmaceutical and well-being products based on oral and intra-oral delivery systems. The acquisition was funded with existing cash. The total consideration of $821 million (DKK 5.2 billion) included cash of $580 million and the payment of $241 million related to the settlement of Fertin Pharma’s indebtedness. The purchase price of $821 million was allocated to cash ($24 million), current assets including receivables and inventories ($69 million), non-current assets including property, plant and equipment ($228 million), goodwill ($378 million), and other intangible assets ($245 million, which primarily consisted of customer relationships, developed technology, and in process research and development ("IPR&D")), partially offset by current liabilities ($44 million, which primarily consisted of accrued liabilities and accounts payable) and non-current liabilities ($79 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives of 8 to 19 years. During the nine months ended September 30, 2022, PMI did not record any measurement period adjustments to the purchase price allocation. The final purchase price allocation was reflected in the condensed consolidated balance sheets as of September 30, 2022.

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

The total purchase price of $1,384 million (GBP 1.0 billion) for 100% of the Vectura shares was allocated to cash ($136 million), current assets including receivables and inventories ($89 million), non-current assets including property, plant and equipment ($67 million), goodwill ($780 million), and other intangible assets ($486 million, which primarily consisted of developed technology, and IPR&D), partially offset by current liabilities ($100 million, primarily accrued liabilities), and non-current liabilities ($74 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives of 3 to 13 years. During the third quarter of 2022, PMI made certain measurement period adjustments to the purchase price allocation to reflect facts and circumstances in existence as of the acquisition date, which resulted in an increase to goodwill of $190 million. The increase was primarily due to a decrease in other intangible assets ($233 million), and a decrease in deferred

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
income tax liabilities ($43 million). The final purchase price allocation was reflected in the condensed consolidated balance sheets as of September 30, 2022.

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

Note 3. War in Ukraine:

Since the onset of the war in Ukraine in February 2022, PMI's main priority has been the safety and security of its more than 1,300 employees and their families in the country.
Ukraine

PMI temporarily suspended its operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022. While the effects of the war are unpredictable and could trigger impairment reviews for long-lived assets, as of September 30, 2022, PMI is unable to estimate the information required to perform impairment analyses (i.e., forecast of revenues, manufacturing and commercial plans). PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. As a result, PMI has not recorded an impairment of long-lived assets. As of September 30, 2022, PMI’s Ukrainian operations had approximately $471 million in total assets, excluding intercompany balances. These total assets included $75 million, $342 million and $32 million in receivables, inventories and property, plant and equipment, respectively.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also taken steps to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment and is working on options to exit the Russian market in an orderly manner. As a result of PMI continuing operations within Russia as of September 30, 2022, it has not recorded an impairment of long-lived and other assets. However, PMI recorded specific asset write downs as referred to in the table below. PMI’s Russian operations as of September 30, 2022 had approximately $2.6 billion in total assets, excluding intercompany balances. These total assets included $635 million, $683 million, $424 million and $150 million in receivables, inventories, property, plant and equipment and goodwill respectively. In addition, there was approximately $440 million of cumulative foreign currency translation losses reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of September 30, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

As of September 30, 2022, PMI recorded in its condensed consolidated statements of earnings pre-tax charges related to circumstances driven by the war as follows:

(in millions)	For the Nine Months Ended September 30, 2022			For the Three Months Ended September 30, 2022
	Cost of sales	Marketing, administration and research costs	Total	Cost of sales	Marketing, administration and research costs	Total
Ukraine [1]	$28	$31	$59	$3	$5	$8
Russia [2]	18	51	69	(3)	1	(2)
Total	$46	$82	$128	$—	$6	$6
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

Note 4. Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the 2017 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At September 30, 2022, shares available for grant under the 2022 Plan were 24,976,300.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2022, shares available for grant under the plan were 894,346.

Restricted share unit (RSU) awards

During the nine months ended September 30, 2022 and 2021, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2022	1,579,680	$ 104.96
2021	1,998,160	$ 82.06

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2022	$ 109	$ 35
2021	$ 106	$ 33

As of September 30, 2022, PMI had $187 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2022, 1,570,131 RSU awards vested. The grant date fair value of all the vested awards was approximately $123 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2022 was approximately $171 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2022 and 2021, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the nine months ended September 30, 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

The performance metrics for such PSU's granted during the nine months ended September 30, 2021 consisted of PMI's TSR relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

During the nine months ended September 30, 2022 and 2021, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2022	$ 44	$ 13
2021	$ 58	$ 12

As of September 30, 2022, PMI had $54 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2022, 669,960 PSU awards vested. The grant date fair value of all the vested awards was approximately $54 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2022 was approximately $74 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Net pension costs (income)	$(71)	$(4)	$(22)	$(2)
Net postemployment costs	81	80	27	27
Net postretirement costs	6	6	2	2
Total pension and other employee benefit costs	$16	$82	$7	$27

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Service cost	$176	$220	$57	$73
Interest cost	58	36	20	11
Expected return on plan assets	(267)	(278)	(87)	(92)
Amortization:
Net loss	139	236	45	78
Prior service cost	(1)	2	—	1
Net periodic pension cost	$105	$216	$35	$71
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $85 million, excluding refunds, were made to the pension plans during the nine months ended September 30, 2022. During the second quarter of 2022, PMI received a cash refund of $123 million from one of its pension plans due to a change in discount rate and value of assets that resulted in the overfunding of the plan. Currently, PMI anticipates making additional contributions during the remainder of 2022 of approximately $57 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 6. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Americas	Wellness and Healthcare	Total
Balances, December 31, 2021	$1,397	$295	$79	$2,828	$539	$611	$931	$6,680
Changes due to:
Currency	(200)	(36)	(8)	(238)	(49)	(6)	(206)	(743)
Other	—	—	—	—	—	—	190	190
Balances, September 30, 2022	$1,197	$259	$71	$2,590	$490	$605	$915	$6,127

The decrease in goodwill was due primarily to currency movements, partially offset by the final purchase price allocation associated with Vectura Group plc acquisition in 2021. For further details on these business combinations, see Note 2. Acquisitions.

At September 30, 2022, goodwill primarily reflects PMI’s business combinations in Greece, Indonesia, Mexico, the Philippines and Serbia, as well as the final purchase price allocation of Fertin Pharma A/S and Vectura Group plc., which were acquired in September 2021.

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

Details of other intangible assets were as follows:

		September 30, 2022			December 31, 2021
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$1,267		$1,267	$1,312		$1,312
Amortizable intangible assets:
Trademarks	11 years	1,119	$639	480	1,201	$639	562
Developed technology, including patents	8 years	568	214	354	859	63	796
Other(1)	11 years	213	90	123	238	90	148
Total other intangible assets		$3,167	$943	$2,224	$3,610	$792	$2,818
(1) Primarily includes distribution networks and customer relationships.

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico, as well as the final purchase price allocation associated with PMI's business combinations in 2021 (primarily in-process research and development). The decrease since December 31, 2021 was due to the final purchase price allocation associated with Vectura Group plc acquisition in 2021 in the amount of $3 million and currency movements of $42 million.

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2021, was due to the final purchase price allocation associated with PMI's business combinations in 2021 and other movements in the amount of $225 million and currency movements of $173 million. For further details on these business combinations, see Note 2. Acquisitions.

The change in the accumulated amortization from December 31, 2021, was mainly due to the 2022 amortization of $101 million and impairment charge of $112 million, partially offset by currency movements of ($62 million). The amortization of intangibles for the nine months ended September 30, 2022 was recorded in cost of sales ($41 million) and in marketing, administration and research costs ($60 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be $127 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

During the second quarter of 2022, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review. However, there are still risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information see Note 3. War in Ukraine. Each of PMI’s reporting units had fair values substantially in excess of its carrying value with the exception of the Wellness and Healthcare reporting unit, which had less than 20% excess of fair value over its carrying value in the period of the latest review of goodwill for potential impairment. The Wellness and Healthcare reporting unit's fair value was determined using the discounted cash flow model. PMI will continue to monitor this reporting unit as any changes in assumptions, estimates or market factors could result in a future impairment.

PMI recorded a pre-tax impairment charge of $112 million as of September 30, 2022, reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Healthcare segment. The impairment reduces the carrying values of developed technology definite-lived intangible assets in the Wellness and Healthcare segment to $308 million. The fair value of these intangible assets was primarily determined using the multi-period excess earnings method. This impairment charge was recorded within cost of sales in the condensed consolidated statements of earnings for the three months and nine months ended September 30, 2022.

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

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At September 30, 2022	At December 31, 2021
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$13,034	$9,501
Interest rate contracts	5,000	900

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	20,067	10,337
Total	$38,101	$20,738

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	September 30, 2022	December 31, 2021	Balance Sheet Classification	September 30, 2022	December 31, 2021
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$587	$166	Other accrued liabilities	$7	$31
	Other assets	751	22	Income taxes and other liabilities	19	187
Interest rate contracts	Other current assets	192	7	Other accrued liabilities	4	3
	Other assets	—	—	Income taxes and other liabilities	80	3
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	158	37	Other accrued liabilities	180	75
	Other assets	7	—	Income taxes and other liabilities	—	—
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$1,695	$232		$290	$299
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(170)	(126)		(170)	(126)
Cash collateral received/pledged		(1,257)	(93)		(53)	(151)
Net amount		$268	$13		$67	$22

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at September 30, 2022 and December 31, 2021.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the nine months ended September 30, 2022 and 2021, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2022	2021		2022	2021	2022	2021
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$325	$93	Net revenues	$151	$30
			Cost of sales	—	—
			Marketing, administration and research costs	(17)	(14)
			Interest expense, net	(5)	(5)
Interest rate contracts	304	7	Interest expense, net	(5)	(4)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(81)	$—
Net investment hedges (b):
Foreign exchange contracts	1,088	325	Interest expense, net (c)			116	117
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			56	39
			Marketing, administration and research costs (d)			(160)	298
Total	$1,717	$425		$124	$7	$(69)	$454

(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are partially offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended September 30, 2022 and 2021, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2022	2021		2022	2021	2022	2021
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$77	$2	Net revenues	$70	$13
			Cost of sales	—	—
			Marketing, administration and research costs	(7)	(2)
			Interest expense, net	(1)	(1)
Interest rate contracts	197	9	Interest expense, net	(2)	(1)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(24)	$—
Net investment hedges (b):
Foreign exchange contracts	558	133	Interest expense, net (c)			48	35
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			13	14
			Marketing, administration and research costs (d)			(225)	102
Total	$832	$144		$60	$9	$(188)	$151

(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are partially offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2022, PMI has hedged forecasted transactions for periods not exceeding the next fifteen months with the exception of one derivative contract that expires in May 2024. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of September 30, 2022 was $911 million, and is recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $84 million as of September 30, 2022.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2022 and 2021, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $525 million and $181 million, respectively. For the three months ended September 30, 2022 and 2021, the amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $267 million and $71 million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Gain/(loss) as of beginning of period	$4	$(85)	$250	$(6)
Derivative (gains)/losses transferred to earnings	(106)	(4)	(51)	(6)
Change in fair value	523	85	222	8
Gain/(loss) as of September 30,	$421	$(4)	$421	$(4)

At September 30, 2022, PMI expects $189 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

A PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $118 million at September 30, 2022. For the nine months and three months ended September 30, 2022, the unrealized pre-tax gains on these investments were immaterial.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Net earnings attributable to PMI	$6,651	$7,016	$2,087	$2,426
Less distributed and undistributed earnings attributable to share-based payment awards	18	21	5	7
Net earnings for basic and diluted EPS	$6,633	$6,995	$2,082	$2,419
Weighted-average shares for basic EPS	1,550	1,558	1,550	1,558
Plus contingently issuable performance stock units (PSUs)	2	2	2	2
Weighted-average shares for diluted EPS	1,552	1,560	1,552	1,560

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
European Union	$9,229	$9,250	$3,074	$3,192
Eastern Europe	2,733	2,632	1,109	941
Middle East & Africa	2,977	2,306	980	945
South & Southeast Asia	3,295	3,284	1,138	1,065
East Asia & Australia	3,810	4,509	1,200	1,523
Americas	1,367	1,320	474	456
Wellness and Healthcare	199	—	57	—
Net revenues	$23,610	$23,301	$8,032	$8,122
Operating income (loss):
European Union	$4,441	$4,811	$1,395	$1,680
Eastern Europe	860	913	425	338
Middle East & Africa	1,451	739	432	388
South & Southeast Asia	1,135	1,208	384	348
East Asia & Australia	1,315	2,041	398	631
Americas	336	367	85	121
Wellness and Healthcare	(216)	(51)	(151)	(51)
Operating income	$9,322	$10,028	$2,968	$3,455

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
Combustible products:
European Union	$5,625	$6,283	$1,862	$2,170
Eastern Europe	1,774	1,681	732	635
Middle East & Africa	2,771	2,208	909	901
South & Southeast Asia	3,279	3,277	1,132	1,061
East Asia & Australia	1,644	1,850	515	591
Americas	1,339	1,278	463	438
Total combustible products	$16,432	$16,577	$5,613	$5,796
Reduced-risk products:
European Union	$3,604	$2,967	$1,212	$1,022
Eastern Europe	959	951	377	306
Middle East & Africa	206	98	71	44
South & Southeast Asia	16	7	6	4
East Asia & Australia	2,166	2,659	685	932
Americas	28	42	11	18
Total reduced-risk products	$6,979	$6,724	$2,362	$2,326
Wellness and Healthcare:
Wellness and Healthcare	$199	$—	$57	$—
Total PMI net revenues	$23,610	$23,301	$8,032	$8,122
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Charges related to the war in Ukraine - See Note 3. War in Ukraine for details of the $128 million and $6 million pre-tax charges in the Eastern Europe segment for the nine months and three months ended September 30, 2022, respectively.
•Impairment of intangibles - See Note 6. Goodwill and Other Intangible Assets, net for the details of the $112 million pre-tax impairment charge included in the Wellness and Healthcare segment within the operating income table above for the nine months and three months ended September 30, 2022.
•Saudi Arabia customs assessments - See Note 10. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the nine months ended September 30, 2021.
•Asset impairment and exit costs - See Note 17. Asset Impairment and Exit Costs for details of the $170 million and $43 million pre-tax charges and a breakdown of these costs by segment for the nine months and three months ended September 30, 2021, respectively.
•Asset acquisition cost - See Note 2. Acquisitions for the details of the $51 million pre-tax charge associated with the 2021 asset acquisition of OtiTopic, Inc. included in the Wellness and Healthcare segment within the operating income table above for the nine months and three months ended September 30, 2021.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. As further described in Item 8, Note 20. Deconsolidation of RBH of PMI's Annual Report on Form 10-K for the year ended December 31, 2021, RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including March 31, 2023 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.4 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.3 billion)). In addition, the trial court awarded CAD 90,000 (approximately $66,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $166 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $555 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion including interest (approximately $9.9 billion) due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion, including pre-judgment interest (approximately $2.0 billion)). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $806 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $96 million) in punitive damages, allocating CAD 46 million (approximately $33.7 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $42 million) to RBH. See the Blais description above and Item 8, Note 20. Deconsolidation of RBH in PMI's Annual Report on Form 10-K for the year ended December 31, 2021 for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of September 30, 2022, and September 30, 2021:¹

Type of Case	Number of Cases Pending as of September 30, 2022	Number of Cases Pending as of September 30, 2021
Individual Smoking and Health Cases	38	41
Smoking and Health Class Actions	9	9
Health Care Cost Recovery Actions	17	17
Label-Related Class Actions	—	—
Individual Label-Related Cases	6	3
Public Civil Actions	1	1

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 528 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fourteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.4 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.3 billion)). The trial court awarded CAD 90,000 (approximately $66,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $733 million) of the compensatory damage award, CAD 200 million (approximately $147 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $96 million) in punitive damages, allocating CAD 46 million (approximately $33.7 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $715), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $975), in compensatory and moral damages, and ARS 4,000,000 (approximately $26,006) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $39,754), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Civil and Commercial Court of Appeals of Mar del Plata granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $5,809) was returned to our subsidiary. If our subsidiary ultimately prevails, the remaining deposited amounts will be returned to our subsidiary. On May 31, 2022, the Civil and Commercial Court of Appeals of Mar del Plata ruled that the statute of limitations barred plaintiff's claim and reversed the trial court's decision. On June 15, 2022, plaintiff filed an extraordinary appeal.

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
As of September 30, 2022, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•38 cases brought by individual plaintiffs in Argentina (30), Canada (2), Chile (2), the Philippines (1), Turkey (1) and Scotland (1), as well as 1 case brought by an individual plaintiff in the United States District Court for the District of Oregon in May 2021 (See information regarding the provisions of the 2008 Share Distribution Agreement between PMI and Altria that provide for indemnities to PMI for certain liabilities concerning tobacco products under the caption "Tobacco-Related Litigation" described above), compared with 41 such cases on September 30, 2021; and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on September 30, 2021.

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
As of September 30, 2022, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on September 30, 2021.

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

As of September 30, 2022, there were 6 label-related cases brought by individual plaintiffs in Italy (1) and Chile (5) pending against our subsidiaries, compared with 3 such cases on September 30, 2021.

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

As of September 30, 2022, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on September 30, 2021.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product). In June 2021, our subsidiaries answered the amended complaint.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.1 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $31 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.2 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Both the Public Prosecutor and our subsidiary may appeal the decision to the Supreme Court of Thailand.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $519 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. If our subsidiary ultimately prevails on appeal, then Thailand will be required to return this payment to our subsidiary. The appellate court is scheduled to issue its decision on the appeals on January 31, 2023.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $190 million), of which KRW 100 billion (approximately $70 million) was paid in 2016 and KRW 172 billion (approximately $120 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
did not underpay taxes in the amount of approximately KRW 218 billion (approximately $153 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $38 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
against Philip Morris Products S.A., prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. The Federal Circuit heard oral argument on defendants' appeal of the FD on October 3, 2022 and a decision is awaited. We estimate that an adverse ruling is probable due to our inability to import the products and components impacted by the ITC's FD with immaterial financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. The trial of Defendant PMPSA’s counterclaims took place from June 8-14, 2022 and, on June 15, 2022, the jury returned a verdict for PMPSA awarding approximately $10.8 million in damages for infringement up to December 31, 2021 of two PMPSA patents by BAT’s affiliate and two of BAT’s e-vapor products; the jury also found BAT’s affiliate did not infringe one of the two PMPSA patents and that the BAT affiliates had failed to prove one of the two PMPSA patents was invalid. PMPSA filed a motion for an injunction or, in the alternative, an ongoing royalty on August 12, 2022 which remains pending. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties have filed appeals of these PTAB results to the U.S. Court of Appeals for the Federal Circuit. On July 21, 2022, PMPSA filed a Request for Rehearing of PTAB's November 2020 decision not to institute review of certain claims in the second of the two patents underlying the ITC's FD; PTAB denied the Request on October 13, 2022.

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

In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against Philip Morris Products S.A. and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.r.l., in the Court of Milan, Italy. Plaintiffs seek damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 blade heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 blade products in Italy. As part of this proceeding, in October 2020, BAT’s affiliates filed a request based on one of the two asserted patents seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Italy. In July 2022, the court dismissed plaintiffs’ request for preliminary injunction in its entirety and plaintiffs did not appeal this ruling.

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

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade heated tobacco units in South Korea. On May 30, 2022, the Korean Patent Office issued a decision that all of the challenged claims in the patent asserted by Plaintiffs are invalid; Plaintiffs filed an appeal of this decision.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In July, 2021, Philip Morris Products, S.A. filed a claim at the High Court of Justice of England and Wales against BAT affiliates Nicoventures Trading Limited and British American Tobacco (Investments) Limited seeking revocation of the UK parts of two BAT European patents. In March, the BAT affiliates stated that they would consent to revocation of one of the patents and filed a counterclaim against Philip Morris Products S.A. and Philip Morris Limited seeking from the court a declaration that the remaining BAT affiliate patent is infringed by Platform 1 induction products, as well as damages and injunctive relief against the commercialization of the Platform 1 induction products in the U.K. The trial took place from September 21-28, 2022, and a decision is awaited.

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

Third-Party Guarantees

On October 17, 2020, Medicago Inc., an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary, entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago Inc., to support its on-going COVID-19 vaccine development and clinical trials ("First Stage"), and for the construction of its Quebec City manufacturing facility ("Second Stage", and together with the First Stage, the “Project”). On March 31, 2022, the Contribution Agreement was amended (the “Contribution Agreement Amendment”) to reflect an additional contribution from the Canadian government up to CAD 27 million (approximately $22 million on the date of signing) to Medicago Inc. for the Second Stage.

PMIBV and the majority shareholder of Medicago Inc. are also parties to the Contribution Agreement and the Contribution Agreement Amendment as guarantors of Medicago Inc.’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago Inc. fails to do so (the "Repayment Obligations"), and could be responsible for the costs of other Medicago’s obligations (such as the achievement of specific milestones of the Project). It is reasonably possible that PMI will be responsible for its portion of these costs and obligations. In August 2022, Medicago received the final tranche of the contribution from the Canadian government in relation to the First Stage, confirming thereby the completion of such first stage and consequently reducing by approximately CAD 123 million (approximately $93 million on the date of signing) the Repayment Obligations. The maximum amount of these obligations is currently non-estimable. As of September 30, 2022, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

In connection with the Contribution Agreement and the Contribution Agreement Amendment, PMIBV and the majority shareholder of Medicago Inc. entered into a guarantors’ agreement that apportions Co-Guarantors’ obligations and limits those of PMIBV to its share of holdings in Medicago Inc. During 2022, Medicago Inc. initiated additional rounds of equity funding in which PMIBV did not participate. As a result, PMIBV’s share of holdings in Medicago Inc. was reduced from approximately 23% as of December 31, 2021 to approximately 21% as of September 30, 2022. The guarantees are in effect through March 31, 2026.

Note 11. Income Taxes:

Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

On August 16, 2022, the Inflation Reduction Act ("the Act") was signed into law in the U.S. The Act includes a new corporate alternative minimum tax and an excise tax on stock buybacks effective after December 31, 2022. As of September 30, 2022, PMI has determined that the Act had no significant tax impacts on its consolidated financial statements.

PMI’s effective tax rates for the nine months and three months ended September 30, 2022 were 20.6% and 22.0%, respectively. PMI's effective tax rates for the nine months and three months ended September 30, 2021 were 22.0% and 22.4%, respectively. The effective tax rate for the nine months ended September 30, 2022, was favorably impacted by changes in earnings mix by

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
taxing jurisdiction and by a reduction in deferred tax liabilities related to pension plan assets ($40 million), as well as a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($13 million). For further details, see Note 14. Related Parties - Equity Investments and Other. PMI estimates that its full-year 2022 effective tax rate will be 21% to 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2017 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million in the period of payment) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in PMI’s condensed consolidated balance sheets at September 30, 2022 and December 31, 2021, and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:
PMI's short-term borrowings, consisting of commercial paper and bank loans to certain PMI subsidiaries at September 30, 2022, and bank loans to certain PMI subsidiaries at December 31, 2021, had a carrying value of $2,818 million and $225 million, respectively. The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At September 30, 2022 and December 31, 2021, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2022	December 31, 2021
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.332%), due through 2044	$17,331	$19,397
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.995%), due through 2039	6,606	7,687
Swiss franc note, 1.625%, due 2024	255	273
Other (average interest rate 3.400%), due through 2029 (a)	211	224
Carrying value of long-term debt	24,403	27,581
Less current portion of long-term debt	2,641	2,798
	$21,762	$24,783
(a) Includes mortgage debt in Switzerland as well as $69 million and $71 million in finance leases at September 30, 2022 and December 31, 2021, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At September 30, 2022, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	September 30, 2022
Level 1	$20,913
Level 2	145

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2021.

Revolving Credit Facilities:

At September 30, 2022, PMI's total committed revolving credit facilities were as follows:

(in billions)

Type	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 31, 2023	1.8
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2) (3)	2.5
Total facilities	$6.3
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
(3) On September 20, 2022, PMI entered into an agreement, effective September 29, 2022, to amend and extend the term of its $2.5 billion multi-year revolving credit facility, for an additional year covering the period September 30, 2026 to September 29, 2027, in the amount of $2.3 billion.

At September 30, 2022, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

Financing of the Swedish Match Offer

In connection with PMI’s all-cash recommended public offer to the shareholders of Swedish Match AB ("Swedish Match"), a public limited liability company organized under the laws of Sweden, for all the outstanding shares of Swedish Match, on May 11, 2022, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a new €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. As of September 30, 2022, there were no borrowings under these two facilities. If drawn upon, the proceeds under the bridge facility and the term loan facility will be used, directly or indirectly, to finance the offer, including, the payment of related fees and expenses.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	September 30, 2022	December 31, 2021	September 30, 2021
Currency translation adjustments	$(7,055)	$(6,701)	$(6,529)
Pension and other benefits	(2,654)	(2,880)	(3,987)
Derivatives accounted for as hedges	421	4	(4)
Total accumulated other comprehensive losses	$(9,288)	$(9,577)	$(10,520)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2022 and 2021. For additional information, see Note 2. Acquisitions (Purchase of Noncontrolling Interests) for disclosures related to currency translation adjustments, Note 5. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 7. Financial Instruments for disclosures related to derivative financial instruments.

Note 14. Related Parties - Equity Investments and Other:

Equity Method Investments:

At September 30, 2022 and December 31, 2021, PMI had total equity method investments of $1,033 million and $879 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2022 and December 31, 2021, exceeded our share of the investees' book value by $859 million and $764 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $822 million and $728 million attributable to goodwill as of September 30, 2022 and December 31, 2021, respectively, which consists primarily of definite-lived intangible assets is being amortized on a straight-line basis. At September 30, 2022 and December 31, 2021, PMI received year-to-date dividends from equity method investees of $8 million and $176 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (Eastern Europe segment), which as of September 30, 2022 had a carrying value of $521 million. While as of September 30, 2022, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information, see Note 3. War in Ukraine. Additionally, there was approximately $361 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of September 30, 2022.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $211 million at September 30, 2022. Unrealized pre-tax loss of $65 million ($52 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the nine months ended September 30, 2022, of which $5 million was recorded during the three months ended September 30, 2022.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021

Net revenues:
Megapolis Group	$1,770	$1,631	$777	$593
Other	864	839	310	279
Net revenues (a)	$2,634	$2,470	$1,087	$872

Expenses:
Other	$62	$48	$33	$15
Expenses	$62	$48	$33	$15
(a) Net revenues exclude excise taxes and VAT billed to customers.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At September 30, 2022	At December 31, 2021

Receivables:
Megapolis Group	$627	$319
Other	263	199
Receivables	$890	$518

Payables:
Other	$31	$25
Payables	$31	$25
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2022 and September 30, 2021. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2022 and 2021, were $8.4 billion and $8.6 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2022 and September 30, 2021, were $512 million, and $652 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the nine months and three months ended September 30, 2022 and 2021, the loss on sale of trade receivables was immaterial.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2022 and December 31, 2021, these amounts were as follows:

(in millions)	As of and For the Nine Months Ended September 30, 2022	As of and For the Year Ended December 31, 2021
Balance at beginning of period	$113	$137
Changes due to:
Warranties issued	81	154
Settlements	(86)	(177)
Currency/Other	(1)	(1)
Balance at end of period	$107	$113

Note 17. Asset Impairment and Exit Costs:

For the nine months and three months ended September 30, 2022, PMI did not record any charges for asset impairment and exit costs related to restructuring activities. As previously discussed, PMI recorded a pre-tax impairment charge on intangibles of $112 million for the nine months and three months ended September 30, 2022 within the Wellness and Healthcare segment. For further details, see Note 6. Goodwill and Other Intangible Assets, net. For the nine months and three months ended September 30, 2021, PMI recorded total pre-tax asset impairment and exit costs related to restructuring activities of $170 million and $43 million, respectively. These pre-tax charges for the nine months and three months ended September 30, 2021 were included in marketing, administration and research costs in the condensed consolidated statements of earnings.

South Korea

In 2021 PM Korea implemented a new business operating model, which required the restructuring of its current distribution agreements. As a result, PMI recorded exit costs of $42 million and $16 million in the nine months and three months ended September 30, 2021, respectively, related to contract terminations and restructuring with certain distributors. The full cost of the program, which was recorded as exit costs during the year ended December 31, 2021, was $57 million.

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

For the nine months and three months ended September 30, 2021, PMI recorded pre-tax charges of $128 million and $27 million, respectively, related to the organizational design optimization. Since inception of this multi-phase restructuring project in January 2020 through December 31, 2021, approximately 1,020 positions in total were impacted, resulting in cumulative pre-tax charges of $308 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $300 million related to separation program charges and $8 million related to asset impairment charges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment related to restructuring activities:

(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
	2021	2021
Separation programs: (1)
European Union	$56	$12
Eastern Europe	11	2
Middle East & Africa	13	3
South & Southeast Asia	17	4
East Asia & Australia	25	5
Americas	6	1
Total separation programs	128	27
Contract termination charges:
East Asia & Australia	42	16
Total contract termination charges	42	16

Asset impairment and exit costs	$170	$43
(1) Organizational design optimization pre-tax charges in 2021 were allocated across all geographical segments.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the nine months ended September 30, 2022 was as follows:

(in millions)
Liability balance, January 1, 2022	$142
Charges, net	—
Cash spent	(79)
Currency/other	(9)
Liability balance, September 30, 2022	$54

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2023, with approximately $17 million expected to be paid in the remainder of 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. Leases:

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2022	2021	2022	2021
Operating lease cost	$187	$195	$61	$69
Finance lease cost:
Amortization of right-of-use assets	60	27	13	10
Short-term lease cost	45	39	15	14
Variable lease cost	17	18	6	4
Total lease cost	$309	$279	$95	$97

Note 19. Subsequent Event:
On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' commercial relationship covering IQOS in the U.S. as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S. As part of the agreement, effective October 19, 2022, PMI will pay a total cash consideration of $2.7 billion, of which $1.0 billion was paid at the inception of the agreement using available cash. The remaining $1.7 billion, plus interest, at a per annum rate equal to six percent (6%), will be paid by July 2023 at the latest.

PMI is currently evaluating the impact of this agreement on its consolidated financial statements.

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

In the fourth quarter of 2021, we announced that we will be relocating our PMI corporate headquarters, including our AMCS headquarters, from New York, New York, to Stamford, Connecticut. This move is expected to be completed in November 2022.

Our cigarettes are sold in approximately 180 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  IQOS is the leading brand in our smoke-free product portfolio. As of September 30, 2022, excluding Russia and Ukraine, our smoke-free products were available for sale in 70 markets.

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
War in Ukraine

Since the onset of the war in Ukraine, our main priority has been the safety and security of our more than 1,300 employees and their families in the country. The company has helped to evacuate more than 1,000 people from Ukraine and relocate over 2,700 others from conflict zones to locations in the country away from the heaviest fighting; provided critical aid to employees who cannot leave or who decide to remain in Ukraine; and provided those who have left the country with a range of support in neighboring countries. We are continuing to pay salaries to all our Ukrainian employees and are also providing substantial in-kind support to them and their families. In addition, we have contributed approximately $10 million in funds and donated essential items across the country.
On February 25, 2022, we announced the temporary suspension of our operations in Ukraine, including at our factory in Kharkiv. We subsequently resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine, as well as through contract manufacturing by a third party. We are applying increased security and safety measures for personnel. Production at our factory in Kharkiv remains suspended.
In 2021, Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume and under 2% of our total net revenues. As of September 30, 2022, our Ukrainian operations had approximately $0.5 billion in total assets, excluding intercompany balances.
We employ more than 3,200 people in Russia and will continue to support our employees there, including paying their salaries, while continuing to fulfill our legal obligations. We will continue to make decisions with employee safety and security as a priority.
On March 24, 2022, we announced the concrete steps we had taken to suspend planned investments and scale down our manufacturing operations in Russia, including: the discontinuation of a number of cigarette products; the suspension of our marketing activities; the cancellation of all product launches planned for 2022, including ILUMA; and the cancellation of our plans to manufacture heated tobacco units for ILUMA in Russia.
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
In 2021, Russia made up almost 10% of total shipment volumes and around 6% of our total net revenues. As of September 30, 2022, our Russian operations had approximately $2.6 billion in total assets, excluding intercompany balances.
We recorded pre-tax charges related to the war in Ukraine of approximately $6 million in the third quarter of 2022 and approximately $128 million in the September year-to-date period. This includes charges in Russia related to the cancellation of the planned launch of ILUMA and the planned production of related heated tobacco units.
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

Agreement with Altria Group, Inc. regarding Commercialization of IQOS in the U.S.
On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' commercial relationship covering IQOS in the U.S. as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI will pay a total cash consideration of $2.7 billion, of which $1.0 billion was paid at the inception of the agreement using available cash. The remaining $1.7 billion, plus interest, at a per annum rate equal to six percent (6%), will be paid by July 2023 at the latest.
PMI is currently evaluating the impact of this agreement on its consolidated financial statements.

For further details, see Note 19. Subsequent Event to our condensed consolidated financial statements.

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

On October 20, 2022, PMHH announced an increase in the price in its recommended public offer to the shareholders of Swedish Match to SEK 116 in cash per share.

On October 25, 2022, PMHH announced that the European Commission has approved, under the EU Merger Regulation, the proposed acquisition of Swedish Match, subject to PMHH’s divestiture of Swedish Match’s subsidiary SMD Logistics AB following the completion of the offer. PMHH does not believe that Swedish Match’s earnings and operations will be materially affected by the divestiture and the continued operation of SMD Logistics AB by a third-party outside of the Swedish Match Group. Accordingly, the condition to PMHH’s offer that all necessary regulatory, governmental or similar clearances, approvals, decisions and other actions be obtained on terms which, in PMHH’s opinion, are acceptable, has been satisfied.

PMI expects the transaction to close in the fourth quarter of this year, subject to the terms and conditions of the offer being fulfilled or waived as further set out in the offer document.

For further details, see the "Acquisitions and Other Business Arrangements" section of this MD&A.

Consolidated Operating Results for the Nine Months Ended September 30, 2022

•Net Revenues - Net revenues of $23.6 billion for the nine months ended September 30, 2022 increased by $0.3 billion, or 1.3%, from the comparable 2021 amount. The change in our net revenues from the comparable 2021 amount was driven by the following (variances not to scale with year-to-date results):

For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 8.1%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco units ("HTU") volume and device volume, partly offset by unfavorable device mix, cigarette mix and HTU mix; a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing and lower HTU (net) pricing; and a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Other" and further described in the following "Diluted Earnings Per Share" discussion.

For the nine months ended September 30, 2022, Russia and Ukraine accounted for around 8% of PMI's total net revenues.

Net revenues by product category for the nine months ended September 30, 2022 and 2021 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2022, from the comparable 2021 amounts, were as follows:

	Diluted EPS	% Change
For the nine months ended September 30, 2021	$4.48
2021 Asset impairment and exit costs	0.09
2021 Saudi Arabia customs assessments	0.14
2021 Asset acquisition cost	0.03
2021 Equity investee ownership dilution	(0.02)
2021 Amortization and impairment of intangibles	0.03
2021 Tax items	—
Subtotal of 2021 items	0.27
2022 Charges related to the war in Ukraine	(0.07)
2022 Fair value adjustment for equity security investments	(0.03)
2022 Amortization and impairment of intangibles	(0.12)
2022 Costs associated with Swedish Match AB offer	(0.13)
2022 Tax items	0.03
Subtotal of 2022 items	(0.32)
Currency	(0.58)
Interest	0.03
Change in tax rate	0.03
Operations	0.36
For the nine months ended September 30, 2022	$4.27	(4.7)%

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

Asset acquisition cost – In August 2021, we acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. We accounted for this transaction as an asset acquisition since the acquired in-process research and development ("IPR&D") of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, we determined that the acquired IPR&D had no alternative future use. As a result, we recorded a pre-tax charge of $51 million (representing a $0.03 charge to diluted EPS) to research and development costs within marketing, administration and research costs in the condensed consolidated statements of earnings for the nine months ended September 30, 2021. For further details, see Note 2. Acquisitions.

Equity investee ownership dilution – In July 2021, our equity method investee, Medicago Inc, initiated an additional round of equity funding in which we did not participate. As a result, our share of holdings in Medicago Inc. was reduced from approximately 32% at December 31, 2020 to approximately 25% as of September 30, 2021. The ownership dilution resulted in a $0.02 favorable impact to diluted EPS and income of $38 million to Equity investments and securities (income)/loss, net in the condensed consolidated statements of earnings for the nine months ended September 30, 2021. For further details, see Note 10. Contingencies.

Amortization and impairment of intangibles – During the nine months ended September 30, 2022 and 2021, we recorded amortization and impairment of intangibles of $213 million (representing $182 million net of income tax or $0.12 per share decrease in diluted EPS) and $55 million (representing $45 million net of income tax or $0.03 per share decrease in diluted EPS), respectively. The pre-tax amortization and impairment of intangibles amount in 2022 consisted of amortization expense of $101 million primarily due to increased acquired intangible assets recorded as a result of our acquisitions in the third quarter of 2021 and an impairment charge of $112 million reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. For further details, see Note 2. Acquisitions and Note 6. Goodwill and Other Intangible Assets, net.

Charges related to the war in Ukraine – During the nine months ended September 30, 2022, we recorded a pre-tax charge of $128 million, representing $109 million net of income tax and a diluted EPS charge of $0.07 per share, related to circumstances driven by the war, including machinery and inventory write-downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. For further details, see Note 3. War in Ukraine.

Fair Value adjustment for equity security investments – During the nine months ended September 30, 2022, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka ($0.03 per share decrease in diluted EPS). For further details, see Note 14. Related Parties - Equity Investments and Other.

Costs associated with Swedish Match AB offer – During the nine months ended September 30, 2022, we incurred pre-tax costs associated with the Swedish Match offer of $266 million (representing $203 million net of income tax and a diluted EPS charge of $0.13 per share) primarily related to financing costs, derivative financials instruments and certain transaction related costs. These pre-tax costs of $266 million were recorded in marketing, administration and research costs ($269 million expense) and interest expense, net ($3 million gain) on our condensed consolidated statement of earnings for the nine months ended September 30, 2022.

Income taxes – The 2022 Tax items that increased our 2022 diluted EPS by $0.03 per share in the table above were due to a reduction in deferred tax liabilities related to pension plan assets of $40 million. The change in the tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.58 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro, Hungarian forint, Japanese yen and Polish zloty, partially offset by the Russian ruble and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.03 per share from interest in the table above was primarily driven by the repayment of long-term debt.

Operations – The increase in diluted EPS of $0.36 from our operations in the table above was due primarily to the following segments:

•Middle East & Africa: Favorable volume/mix, favorable pricing and lower marketing, administration and research costs, partly offset by higher manufacturing costs;
•European Union: Favorable volume/mix, partly offset by higher marketing, administration and research costs, higher manufacturing costs and unfavorable pricing;
•Eastern Europe: Favorable pricing, partly offset by unfavorable volume/mix and higher manufacturing costs; and
•South & Southeast Asia: Favorable volume/mix and lower marketing, administration and research costs, partly offset by unfavorable pricing;
partially offset by
•East Asia & Australia: Unfavorable volume/mix and higher manufacturing costs, partly offset by lower marketing, administration and research costs and favorable pricing;
•Wellness and Healthcare: Primarily reflecting investments in research and development, and expenses related to employee retention programs in 2022; and
•Americas: Higher manufacturing costs and higher marketing, administration and research costs, partly offset by favorable pricing.

Consolidated Operating Results for the Three Months Ended September 30, 2022

•Net Revenues - Net revenues of $8.0 billion for the three months ended September 30, 2022 decreased by $90 million, or 1.1%, from the comparable 2021 amount. The change in our net revenues from the comparable 2021 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding currency and acquisitions, increased by 6.7%, mainly reflecting: favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable device mix; and a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing and lower HTU (net) pricing.

During the quarter, Russia and Ukraine accounted for around 10% of PMI's total net revenues.

Net revenues by product category for the three months ended September 30, 2022 and 2021, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2022, from the comparable 2021 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended September 30, 2021	$1.55
2021 Asset impairment and exit costs	0.02
2021 Asset acquisition cost	0.03
2021 Equity investee ownership dilution	(0.02)
2021 Amortization and impairment of intangibles	0.01
2021 Tax items	—
Subtotal of 2021 items	0.04
2022 Amortization and impairment of intangibles	(0.08)
2022 Costs associated with Swedish Match AB offer	(0.11)
2022 Tax items	—
Subtotal of 2022 items	(0.19)
Currency	(0.19)
Interest	0.01
Change in tax rate	—
Operations	0.12
For the three months ended September 30, 2022	$1.34	(13.5)%

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

Asset acquisition cost – In August 2021, we acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. We accounted for this transaction as an asset acquisition since the acquired in-process research and development ("IPR&D") of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, we determined that the acquired IPR&D had no alternative future use. As a result, we recorded a pre-tax charge of $51 million (representing a $0.03 charge to diluted EPS) to research and development costs within marketing, administration and research costs in the condensed consolidated statements of earnings for the three months ended September 30, 2021. For further details, see Note 2. Acquisitions.

Equity investee ownership dilution – In July 2021, our equity method investee, Medicago Inc, initiated an additional round of equity funding in which we did not participate. As a result, our share of holdings in Medicago Inc. was reduced from approximately 32% at June 30, 2021 to approximately 25% as of September 30, 2021. The ownership dilution resulted in a $0.02 favorable impact to diluted EPS and income of $38 million to Equity investments and securities (income)/loss, net in the condensed consolidated statements of earnings for the three months ended September 30, 2021. For further details, see Note 10. Contingencies.

Amortization and impairment of intangibles – During the third quarter of 2022 and 2021, we recorded amortization and impairment of intangibles of $139 million (representing $119 million net of income tax or $0.08 per share decrease in diluted EPS) and $18 million (representing $12 million net of income tax or $0.01 per share decrease in diluted EPS), respectively. The pre-tax amortization and impairment of intangibles amount in 2022 consisted of amortization expense of $27 million primarily due to increased acquired intangible assets recorded as a result of our acquisitions in the third quarter of 2021 and an impairment charge of $112 million reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. For further details, see Note 2. Acquisitions and Note 6. Goodwill and Other Intangible Assets, net.

Costs associated with Swedish Match AB offer – During the third quarter of 2022, we incurred pre-tax costs associated with the Swedish Match offer of $227 million (representing $173 million net of income tax and a diluted EPS charge of $0.11 per share)

primarily related to financing costs, derivative financial instruments and certain transaction related costs. These pre-tax costs of $227 million were recorded in marketing, administration and research costs ($217 million expense) and interest expense, net ($10 million expense) on our condensed consolidated statement of earnings for the three months ended September 30, 2022.

Currency – The unfavorable impact of $0.19 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro, Hungarian forint and Japanese yen, partially offset by the Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.12 from our operations in the table above was due primarily to the following segments:

•European Union: Favorable volume/mix, partly offset by higher marketing, administration and research costs and higher manufacturing costs;
•South & Southeast Asia: Favorable pricing and lower marketing, administration and research costs;
•Middle East & Africa: Favorable volume/mix and favorable pricing, partly offset by higher manufacturing costs; and
•Eastern Europe: Favorable pricing and lower marketing, administration and research costs, partly offset by unfavorable volume/mix and higher manufacturing costs;
partially offset by
•East Asia & Australia: Unfavorable volume/mix, higher manufacturing costs and unfavorable pricing, partly offset by lower marketing, administration and research costs;
•Wellness and Healthcare: Primarily reflecting investments in research and development in 2022; and
•Americas: Higher marketing, administration and research costs and higher manufacturing costs, partly offset by favorable pricing.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Consolidated Operating Results
See pages 105-116 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2022	2021	2022	2021
Net revenues:
European Union	$9,229	$9,250	$3,074	$3,192
Eastern Europe	2,733	2,632	1,109	941
Middle East & Africa	2,977	2,306	980	945
South & Southeast Asia	3,295	3,284	1,138	1,065
East Asia & Australia	3,810	4,509	1,200	1,523
Americas	1,367	1,320	474	456
Wellness and Healthcare	199	—	57	—
Net revenues	$23,610	$23,301	$8,032	$8,122
Operating income (loss):
European Union	$4,441	$4,811	$1,395	$1,680
Eastern Europe	860	913	425	338
Middle East & Africa	1,451	739	432	388
South & Southeast Asia	1,135	1,208	384	348
East Asia & Australia	1,315	2,041	398	631
Americas	336	367	85	121
Wellness and Healthcare	(216)	(51)	(151)	(51)
Operating income	$9,322	$10,028	$2,968	$3,455

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Combustible Products
European Union	$5,625	$6,283	(10.5)%	$1,862	$2,170	(14.2)%
Eastern Europe	1,774	1,681	5.5%	732	635	15.4%
Middle East & Africa	2,771	2,208	25.5%	909	901	0.9%
South & Southeast Asia	3,279	3,277	0.1%	1,132	1,061	6.6%
East Asia & Australia	1,644	1,850	(11.2)%	515	591	(13.0)%
Americas	1,339	1,278	4.8%	463	438	5.8%
Total combustible products	$16,432	$16,577	(0.9)%	$5,613	$5,796	(3.2)%
Reduced-Risk Products
European Union	$3,604	$2,967	21.4%	$1,212	$1,022	18.6%
Eastern Europe	959	951	0.9%	377	306	23.0%
Middle East & Africa	206	98	+100%	71	44	60.2%
South & Southeast Asia	16	7	+100%	6	4	63.0%
East Asia & Australia	2,166	2,659	(18.5)%	685	932	(26.4)%
Americas	28	42	(34.2)%	11	18	(39.9)%
Total reduced-risk products	$6,979	$6,724	3.8%	$2,362	$2,326	1.6%
Wellness and Healthcare
Wellness and Healthcare	199	—	—%	57	—	—%
Total PMI net revenues	$23,610	$23,301	1.3%	$8,032	$8,122	(1.1)%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:
•Charges related to the war in Ukraine – See Note 3. War in Ukraine for details of the $128 million and $6 million pre-tax charges in the Eastern Europe segment for the nine months and three months ended September 30, 2022, respectively.
•Impairment of intangibles - See Note 6. Goodwill and Other Intangible Assets, net for the details of the $112 million pre-tax impairment charge included in the Wellness and Healthcare segment within the operating income table above for the nine months and three months ended September 30, 2022.
•Saudi Arabia customs assessments - See Note 10. Contingencies for the details of the $246 million reduction in net revenues of combustible products included in the Middle East & Africa segment for the nine months ended September 30, 2021.
•Asset impairment and exit costs – See Note 17. Asset Impairment and Exit Costs for details of the $170 million and $43 million pre-tax charges and a breakdown of these costs by segment for the nine months and three months ended September 30, 2021, respectively.
•Asset acquisition cost - See Note 2. Acquisitions for the details of the $51 million pre-tax charge associated with the 2021 asset acquisition of OtiTopic, Inc. included in the Wellness and Healthcare segment within the operating income table above for the nine months and three months ended September 30, 2021.

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

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six geographical segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization of and impairment of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the ME&A Region.

Our shipment volume by segment for cigarettes and heated tobacco units is shown in the table below:

PMI Shipment Volume (Million Units)
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Cigarettes
European Union	118,465	120,238	(1.5)%	40,745	41,965	(2.9)%
Eastern Europe	61,694	67,771	(9.0)%	22,547	25,020	(9.9)%
Middle East & Africa	98,351	93,155	5.6%	34,336	35,166	(2.4)%
South & Southeast Asia	109,391	105,787	3.4%	37,176	35,578	4.5%
East Asia & Australia	32,440	33,450	(3.0)%	10,496	11,120	(5.6)%
Americas	47,541	46,092	3.1%	16,666	15,994	4.2%
Total Cigarettes	467,882	466,493	0.3%	161,966	164,843	(1.7)%
Heated Tobacco Units
European Union	28,130	20,405	37.9%	10,211	7,058	44.7%
Eastern Europe	18,275	18,594	(1.7)%	6,487	6,119	6.0%
Middle East & Africa	3,073	1,485	+100%	1,018	577	76.4%
South & Southeast Asia	315	151	+100%	125	79	58.2%
East Asia & Australia	27,016	28,478	(5.1)%	9,542	9,435	1.1%
Americas	339	466	(27.3)%	125	221	(43.4)%
Total Heated Tobacco Units	77,148	69,579	10.9%	27,508	23,489	17.1%
Cigarettes and Heated Tobacco Units
European Union	146,595	140,643	4.2%	50,956	49,023	3.9%
Eastern Europe	79,969	86,365	(7.4)%	29,034	31,139	(6.8)%
Middle East & Africa	101,424	94,640	7.2%	35,354	35,743	(1.1)%
South & Southeast Asia	109,706	105,938	3.6%	37,301	35,657	4.6%
East Asia & Australia	59,456	61,928	(4.0)%	20,038	20,555	(2.5)%
Americas	47,880	46,558	2.8%	16,791	16,215	3.6%
Total Cigarettes and Heated Tobacco Units	545,030	536,072	1.7%	189,474	188,332	0.6%

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

Market share for HTUs is defined as in-market sales volume for HTUs as a percentage of the total estimated industry sales volume for cigarettes and HTUs. For Japan, total estimated industry sales volume also includes cigarillos.

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Total (1) (3)	1,778.6	1,755.7	545.0	536.1	467.9	466.5	77.1	69.6	27.2	26.6	3.6	3.0

European Union
France	24.8	26.3	10.8	11.6	10.6	11.4	0.2	0.2	43.7	43.7	0.7	0.6
Germany	54.2	56.5	21.1	21.6	19.0	20.0	2.1	1.7	38.9	38.3	4.0	3.0
Italy	55.0	53.0	30.7	28.9	22.2	22.4	8.5	6.5	54.0	52.9	14.3	11.1
Poland	42.9	37.2	16.6	13.9	13.0	11.7	3.6	2.2	38.7	37.4	8.3	5.9
Spain	34.0	32.2	10.6	10.2	9.9	9.8	0.7	0.4	30.3	31.5	1.6	1.2

Eastern Europe
Russia	n/a	163.9	48.6	52.0	37.3	40.4	11.3	11.7	n/a	31.5	n/a	7.2

Middle East & Africa
Egypt	68.9	70.2	15.2	14.7	14.6	14.6	0.5	0.1	22.3	20.7	0.8	0.1
Turkey	86.1	91.2	40.4	40.4	40.4	40.4	—	—	46.9	44.3	—	—

South & Southeast Asia
Indonesia	234.8	217.4	65.6	60.8	65.6	60.8	—	—	28.0	28.0	—	—
Philippines	40.0	41.2	24.5	25.6	24.3	25.5	0.2	0.1	61.3	62.2	0.4	0.3

East Asia & Australia
Australia	6.6	7.1	2.2	2.3	2.2	2.3	—	—	33.6	32.4	—	—
Japan (3)	110.4	116.7	39.5	41.6	16.1	16.8	23.3	24.7	37.5	35.6	23.4	21.1
South Korea	55.0	54.1	10.6	10.7	7.2	7.2	3.4	3.5	19.2	19.7	6.1	6.4

Americas
Argentina	22.8	21.8	14.4	14.6	14.4	14.6	—	—	63.1	66.9	—	—
Mexico	22.6	22.5	14.5	14.1	14.4	14.1	0.1	0.1	64.3	62.8	0.4	0.3

(1) Total market and market share estimates excludes Russia & Ukraine
(2) Market share estimates are calculated using IMS data
(3) Total market and market share estimates include cigarillos in Japan

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Total (1) (3)	616.8	612.2	189.5	188.3	162.0	164.8	27.5	23.5	27.7	27.2	3.7	3.1

European Union
France	8.5	9.0	3.5	3.7	3.4	3.6	0.1	0.1	43.3	44.0	0.7	0.6
Germany	20.2	20.5	7.3	7.3	6.6	6.8	0.7	0.6	36.3	35.8	3.7	2.8
Italy	19.4	19.2	10.0	9.4	7.2	7.3	2.8	2.1	53.9	52.9	13.7	10.8
Poland	15.4	14.0	6.2	5.3	4.7	4.5	1.5	0.8	40.4	38.0	9.7	6.0
Spain	12.4	12.1	3.6	3.4	3.3	3.2	0.3	0.1	30.5	32.1	1.7	1.1

Eastern Europe
Russia	n/a	59.5	17.7	18.8	13.7	15.0	4.0	3.8	n/a	31.9	n/a	6.8

Middle East & Africa
Egypt	22.9	24.0	5.0	4.8	4.8	4.7	0.2	0.1	21.8	19.7	0.9	0.2
Turkey	30.6	35.2	14.9	16.0	14.9	16.0	—	—	48.4	45.3	—	—

South & Southeast Asia
Indonesia	82.9	74.3	23.3	20.8	23.3	20.8	—	—	28.2	28.0	—	—
Philippines	13.0	14.4	7.8	8.9	7.7	8.9	0.1	—	59.9	62.0	0.5	0.3

East Asia & Australia
Australia	2.1	2.3	0.7	0.8	0.7	0.8	—	—	35.1	33.7	—	—
Japan (3)	38.6	43.1	13.2	13.6	4.9	5.4	8.3	8.2	37.9	35.4	24.1	21.1
South Korea	19.4	19.2	3.7	3.7	2.6	2.5	1.2	1.2	19.0	19.2	5.9	6.1

Americas
Argentina	7.7	7.3	4.8	4.8	4.8	4.8	—	—	62.5	65.7	—	—
Mexico	8.1	7.8	5.3	5.0	5.2	5.0	—	—	65.1	64.8	0.4	0.3

(1) Total market and market share estimates exclude Russia & Ukraine
(2) Market share estimates are calculated using IMS data
(3) Total market and market share estimates include cigarillos in Japan

Consolidated Operating Results for the Nine Months Ended September 30, 2022

The following discussion compares our consolidated operating results for the nine months ended September 30, 2022, with the nine months ended September 30, 2021.

Our total shipment volume increased by 1.7%, driven by increases of 10.9% and 0.3% for HTUs and cigarettes, respectively.

Excluding Russia and Ukraine, our total shipment volume increased by 3.4%, reflecting increases of 15.8% and 1.8% for HTUs and cigarettes, respectively. On the same basis, our total shipment volume in the Eastern Europe Region increased by 2.5%.

For additional detail on PMI's shipment volume performance by Region, please refer to the "Total Market, PMI Shipment & Market Share Commentaries" sections for PMI's regional operating segments.

Impact of Inventory Movements

The net unfavorable impact of estimated distributor inventory movements was immaterial in the period, with PMI’s total in-market sales increasing by 1.8%, or by 3.4% excluding Russia and Ukraine -- both essentially in-line with the respective shipment volumes.

Our total HTU in-market sales volume in the nine months year-to-date was 78.5 billion units, or 63.3 billion units excluding Russia and Ukraine, representing growth of 14.0% and 19.2%, respectively.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Nine Months Year-to-Date
	2022	2021	Change
Cigarettes
Marlboro	183,977	177,287	3.8%
L&M	62,257	64,028	(2.8)%
Chesterfield	50,060	43,021	16.4%
Parliament	32,001	30,535	4.8%
Philip Morris	30,325	31,881	(4.9)%
Others	109,262	119,741	(8.8)%
Total Cigarettes	467,882	466,493	0.3%
Heated Tobacco Units	77,148	69,579	10.9%
Total Cigarettes and Heated Tobacco Units	545,030	536,072	1.7%
Note: Philip Morris includes Philip Morris/Dubliss.

Shipment volume for our HTU brands increased, primarily driven by the EU and Middle East & Africa Regions, partly offset by the East Asia & Australia Region.

Our cigarette shipment volume of the following brands increased:
•Marlboro, mainly driven by the Eastern Europe, Middle East & Africa and Americas Regions, partly offset by the EU Region;
•Chesterfield, primarily driven by the Eastern Europe and South & Southeast Asia Regions; and
•Parliament, mainly driven by the Middle East & Africa Region.

Our cigarette shipment volume of the following brands decreased:
•L&M, primarily due to the EU, Eastern Europe and South & Southeast Asia Regions, partly offset by the Americas Region; and
•Philip Morris, mainly due to the Eastern Europe Region, partly offset by the East Asia & Australia Region.

The cigarette shipment volume decline for "Others" was mainly due to: Bond Street (primarily Eastern Europe) and Lark (mainly Japan and Turkey), partly offset by Dji Sam Soe (Indonesia) and Sampoerna A (Indonesia).

Excluding Russia and Ukraine, our cigarette shipment volume increased by 3.3% for Marlboro, 6.8% for Chesterfield, 9.4% for Parliament and 12.3% for Philip Morris, and decreased by 1.1% for L&M.

International Share of Market (Excluding China and the United States, as well as Russia and Ukraine)

	Nine Months Year-to-Date
	2022	2021	Change (pp)
Total International Market Share (1)	27.2%	26.6%	0.6
Cigarettes	23.7%	23.6%	0.1
HTU	3.6%	3.0%	0.6

Cigarette over Cigarette Market Share (2)	24.8%	24.6%	0.2
Note: Excludes Russia and Ukraine
(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan

Financial Summary
Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$23,610	$23,301	1.3%	8.1%	$309	$(1,778)	$199	$466	$1,143	$279
Cost of Sales (2)	(8,191)	(7,223)	(13.4)%	(17.2)%	(968)	439	(167)	—	(768)	(472)
Marketing, Administration and Research Costs (3)	(6,097)	(6,050)	(0.8)%	(3.1)%	(47)	247	(106)	—	—	(188)
Operating Income	$9,322	$10,028	(7.0)%	4.6%	$(706)	$(1,092)	$(74)	$466	$375	$(381)
(1) Favorable Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Note 10. Contingencies.
(2) Cost/Other variance includes charges in 2022 of $112 million related to an impairment charge of intangible assets and $46 million related to the war in Ukraine. For more details, see Note 3. War in Ukraine and Note 6. Goodwill and Other Intangible Assets, net.
(3) Cost/Other variance includes charges in 2022 of $82 million related to the war in Ukraine and $269 million in 2022 related to costs associated with the Swedish Match AB offer, partly offset by charges in 2021 of $170 million related to asset impairment and exit costs and $51 million in 2021 associated with the asset acquisition cost of OtiTopic, Inc. For more details, see Note 2. Acquisitions, Note 3. War in Ukraine and Note 17. Asset Impairment and Exit Costs.

For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 8.1%, mainly reflecting: favorable volume/mix, primarily driven by higher HTU volume and device volume, partly offset by unfavorable device mix, cigarette mix and HTU mix; a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing and lower HTU (net) pricing; and a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other".

For the nine months ended September 30, 2022, Russia and Ukraine accounted for around 8% of PMI's total net revenues.

The unfavorable currency in net revenues was due primarily to the Euro, Japanese yen, Philippine peso, Polish zloty and Turkish lira, partly offset by the Russian ruble.

Net revenues include $7.0 billion in 2022 and $6.7 billion in 2021 related to the sale of RRPs.

Operating income decreased by 7.0%. Operating income, excluding currency and acquisitions, increased by 4.6%, which included: favorable comparisons versus the prior year period related to the 2021 Saudi Arabia customs assessments of $246 million (as noted above for net revenues), 2021 asset impairment and exit costs of $170 million and 2021 asset acquisition cost of $51 million, partly offset by the impact of 2022 costs associated with the Swedish Match AB offer of $269 million, higher amortization and impairment of intangibles (primarily $112 million related to impairment charges in 2022), and 2022 charges related to the war in Ukraine of $128 million. In addition to these items, operating income was impacted by: a favorable pricing variance; and favorable volume/mix, primarily driven by higher HTU volume, partly offset by unfavorable cigarette mix, HTU mix and device mix, the unfavorable impact on profitability of higher device volume, as well as lower cigarette volume; partially offset by higher manufacturing costs (primarily due to higher logistics costs and other inflationary impacts, partly offset by productivity); and higher marketing, administration and research costs. As reduced risk products grow as a proportion of our business, notably for IQOS ILUMA where unit costs of devices and both the unit costs and weight of consumables are not yet fully optimized, a temporary dilutive margin impact is likely to continue in the coming quarters.

Like many other global companies, we are facing significant inflationary forces in the world economy. Inflationary pressures are growing as we renew pricing arrangements, notably for certain direct materials, wages, energy, and transportation costs. These inflationary pressures, including temporary margin pressure from inflation as well as the cost of capital, could continue to grow in the upcoming quarters.

Interest expense, net, of $418 million decreased by $64 million (13.3%) primarily driven by the repayment of long-term debt.

Our effective tax rate decreased by 1.4 percentage points to 20.6%. We estimate that our full-year 2022 effective tax rate will be 21% to 22%, excluding discrete tax events. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $6.7 billion decreased by $365 million or 5.2%. This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective income tax rate. Basic EPS of $4.28 and diluted EPS of $4.27 both decreased by 4.7%. Excluding an unfavorable currency impact of $0.58, diluted EPS increased by 8.3%.

Consolidated Operating Results for the Three Months Ended September 30, 2022
The following discussion compares our consolidated operating results for the three months ended September 30, 2022, with the three months ended September 30, 2021.

During the quarter, our total shipment volume increased by 0.6%, driven by a 17.1% increase in HTU shipments, partly offset by a 1.7% decline in cigarette shipments.

Excluding Russia and Ukraine, our total shipment volume increased by 2.3%, reflecting a 21.9% increase for HTUs, partly offset by a 0.2% decrease for cigarettes. On the same basis, our total shipment volume in the Eastern Europe Region increased by 6.8%.

For additional detail on our shipment volume performance by Region, please refer to the "Total Market, PMI Shipment & Market Share Commentaries" sections for PMI's regional operating segments.

Impact of Inventory Movements

The net unfavorable impact of estimated distributor inventory movements was immaterial in the quarter, with PMI’s total in-market sales increasing by 0.8%, or by 2.5% excluding Russia and Ukraine -- both essentially in-line with the respective shipment volumes.

Our total HTU in-market sales volume in the quarter was 27.9 billion units, or 22.7 billion units excluding Russia and Ukraine, representing growth of 13.5% and 18.2%, respectively.

Our cigarette shipment volume by brand and heated tobacco units shipment volume are shown in the table below:

PMI Shipment Volume by Brand (Million Units)
	Third-Quarter
	2022	2021	Change
Cigarettes
Marlboro	64,041	65,139	(1.7)%
L&M	21,037	21,564	(2.4)%
Chesterfield	17,369	15,994	8.6%
Parliament	11,890	11,556	2.9%
Philip Morris	10,255	11,107	(7.7)%
Others	37,374	39,483	(5.3)%
Total Cigarettes	161,966	164,843	(1.7)%
Heated Tobacco Units	27,508	23,489	17.1%
Total Cigarettes and Heated Tobacco Units	189,474	188,332	0.6%
Note: Philip Morris includes Philip Morris/Dubliss.

Shipment volume for PMI's HTU brands increased, primarily driven by the EU, Eastern Europe and Middle East & Africa Regions.
Our cigarette shipment volume of the following brands increased:
•Chesterfield, mainly driven by the Eastern Europe and South & Southeast Asia Regions, partly offset by the Middle East & Africa Region; and
•Parliament, primarily driven by the Middle East & Africa Region.

Our cigarette shipment volume of the following brands decreased:
•Marlboro, mainly due to the EU and Eastern Europe Regions, partly offset by the Americas Region;
•L&M, primarily due to the Eastern Europe Region; and
•Philip Morris, mainly due to the Eastern Europe Region, partly offset by the East Asia & Australia Region.

The cigarette shipment volume decline for "Others" was mainly due to: Bond Street (primarily Eastern Europe) and Lark (mainly Japan and Turkey), partly offset by Dji Sam Soe (Indonesia).

Excluding Russia and Ukraine, our cigarette shipment volume increased by 1.5% for Chesterfield, 7.9% for Parliament and 6.1% for Philip Morris, and decreased by 0.4% for Marlboro and 0.5% for L&M.

International Share of Market (Excluding China and the United States, as well as Russia and Ukraine)

	Third-Quarter
	2022	2021	Change (pp)
Total International Market Share (1)	27.7%	27.2%	0.5
Cigarettes	24.1%	24.1%	—
HTU	3.7%	3.1%	0.6

Cigarette over Cigarette Market Share (2)	25.3%	25.1%	0.2
Note: Excludes Russia and Ukraine
(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan

Financial Summary
Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$8,032	$8,122	(1.1)%	6.7%	$(90)	$(687)	$50	$216	$316	$15
Cost of Sales (1)	(2,935)	(2,596)	(13.1)%	(17.8)%	(339)	198	(74)	—	(188)	(275)
Marketing, Administration and Research Costs (2)	(2,129)	(2,071)	(2.8)%	(8.2)%	(58)	111	—	—	—	(169)
Operating Income	$2,968	$3,455	(14.1)%	(2.5)%	$(487)	$(378)	$(24)	$216	$128	$(429)
(1) Cost/Other variance includes charges in 2022 of $112 million related to an impairment charge of intangible assets. For more details, see Note 6. Goodwill and Other Intangible Assets, net.
(2) Cost/Other variance includes charges in 2022 of $6 million related to the war in Ukraine and $217 million related to costs associated with the Swedish Match AB offer, partly offset by charges in 2021 of $43 million related to asset impairment and exit costs and $51 million in 2021 associated with the asset acquisition cost of OtiTopic, Inc. For more details, see Note 2. Acquisitions, Note 3. War in Ukraine, and Note 17. Asset Impairment and Exit Costs.

During the quarter, net revenues, excluding currency and acquisitions, increased by 6.7%, mainly reflecting: favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable device mix; and a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing and lower HTU (net) pricing.

During the quarter, Russia and Ukraine accounted for nearly 10% of PMI's total net revenues.

The unfavorable currency in net revenues was due primarily to the Euro, Japanese yen, Philippine peso and Polish zloty, partly offset by the Russian ruble.

Net revenues include $2.4 billion in 2022 and $2.3 billion in 2021 related to the sale of RRPs.

Operating income decreased by 14.1%. Operating income, excluding currency and acquisitions, decreased by 2.5%, primarily reflecting: the impact of 2022 costs associated with the Swedish Match AB offer of $217 million, higher amortization and impairment of intangibles (primarily $112 million related to an impairment charge of intangible assets in 2022), partly offset by a favorable comparison versus the prior year period related to the 2021 asset acquisition cost of $51 million and 2021 asset impairment and exit costs of $43 million. In addition to these items, operating income was impacted by: a favorable pricing variance; and favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarette volume, unfavorable HTU mix and unfavorable cigarette mix; partly offset by higher manufacturing costs (mainly due to higher logistics costs and other inflationary impacts, partially offset by productivity); and higher marketing, administration and research costs.

Interest expense, net, of $138 million decreased by $16 million (10.4)%.

Our effective tax rate decreased by 0.4 percentage points to 22.0%. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $2.1 billion decreased by $339 million or 14.0%. This decrease was due primarily to lower operating income as discussed above, partly offset by a lower effective tax rate. Basic EPS and diluted EPS of $1.34 decreased by 13.5%. Excluding an unfavorable currency impact of $0.19, diluted EPS decreased by 1.3%.

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised TPD, which entered into force in May 2016. All member states have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

In some countries, including in the EU, cigarettes are subject to testing, disclosure and mandatory emissions limits for tar, nicotine, carbon monoxide and other smoke constituents. In the Netherlands, several public health organizations have requested that the Dutch enforcement body enforce the requirements for maximum tar, nicotine, and carbon monoxide ("TNCO") emissions levels for cigarettes using a test method other than the method currently set forth in the EU TPD and transposed into national legislation. This request followed publication of a report by the Dutch State Institute for Public Health & Environment, which found that all cigarette brands sold in the Netherlands exceeded the maximum TNCO levels when measured under an alternative method. While the Dutch enforcement body declined the request, the applicants have challenged that decision in pending legal proceedings in the Netherlands. While we are not parties to the proceeding and cannot predict the outcome, a decision to enforce the existing TNCO ceilings in the Netherlands using an alternative test method could impact a significant portion of the manufactured cigarettes available on the market in the Netherlands and could lead to similar actions in other EU countries.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 66 Parties, including the European Union, have ratified it. The Protocol came into force in September 2018. Parties must start implementing its provisions in their national legislation. In November 2021, the second Meeting of the Parties to the Protocol decided, among others, to focus on the implementation of a framework for global information sharing to combat illicit tobacco trade and enable the parties to exchange products' tracking and tracing information in a secure manner. We welcome this decision and expect that other Parties will ratify the Protocol.

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

Recently, we developed a new e-liquid for our e-vapor mesh technology to deliver real tobacco taste satisfaction in an E-Vapor product liquid-using patented technology, where flavors and nicotine are extracted directly from the tobacco leaves and captured in a liquid solution, without having to add flavoring ingredients.

We also entered into a licensing agreement with Kaival Brands International, LLC in June 2022 to distribute an e-vapor product, known in the U.S. as the BIDI® Stick. The agreement grants PMI certain intellectual property rights relating to the premium e-vapor device and, potentially, other newly developed devices, to permit PMI to manufacture, promote, sell, and distribute the e-vapor device and, to the extent included, other newly developed devices in international markets outside of the U.S. We have begun commercializing an improved version of the BIDI® Stick under the brand VEEBA in Canada.

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

Commercialization of RRPs: We are developing a multicategory product approach and tailoring our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our Platform 1 products, our initial market introductions typically entail one-to-one consumer engagement (in person or by digital means) and device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. During the COVID-19 pandemic, we accelerated our investments in, and pivot to, digital consumer engagement.

As of September 30, 2022, excluding Russia and Ukraine, PMI's smoke-free products are available for sale in 70 markets.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

Data shows that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms and continue to optimize our manufacturing infrastructure.

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

On September 29, 2021, the International Trade Commission ("ITC") issued its Final Determination ("FD"), Limited Exclusion Order ("LEO") and Cease and Desist Order ("CDO"). The ITC upheld the finding of infringement in the ID and found a subsequent violation. The ITC issued a LEO prohibiting the importation of infringing tobacco heating articles and components thereof and CDOs against Philip Morris USA, Inc. and Altria Client Services, LLC, which went into effect at the end of the 60-day Presidential review period on November 28, 2021. We have appealed the patent issues. Furthermore, lawsuits based on the same patent families have been repeatedly and universally rejected in European courts and the European Patent Office. The decision has no bearing outside the United States.

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

Until recently, there were no countries with specific product standards for heat-not-burn products. Currently, national standards setting minimum quality and safety requirements for such products have been adopted in several countries with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. They are mandatory in Egypt, Jordan, Saudi Arabia, Tunisia, the UAE, Uzbekistan and Bahrain, and voluntary in Armenia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, Philippines, Russia, Tajikistan, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices. We expect other governments to consider similar product standards and encourage making them mandatory.

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

On September 12, 2022, Norway rejected a submission for authorization of HEETS as a novel tobacco product. Norway partially transposed the EU Tobacco Products Directive (the “TPD”) under the European Free Trade Association ("EFTA") agreement and introduced an authorization system for novel tobacco products following article 19 of TPD. So far Norway has not granted authorization of any novel tobacco product. E-cigarettes and tobacco free nicotine pouches have not be granted access either.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' commercial relationship covering IQOS in the U.S. as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S. (For more details, please refer to Note 10. Contingencies, and Note 19. Subsequent Event).

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

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. BAT has filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees and seeking EUR 50 million in damages. The court admitted the claim as a matter of course and issued summons for PM Italia to appear as civil party in the case. The next trial hearing is scheduled for December 2, 2022. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs related to restructuring activities in Note 17. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

U.S. GAAP Treatment of Turkey as a Highly Inflationary Economy

Following the categorization of Turkey by the International Practices Task Force of the Center for Audit Quality as a country with a three-year cumulative inflation rate greater than 100%, the country is considered highly inflationary in accordance with U.S. GAAP. Consequently, PMI has begun to account for the operations of its Turkish affiliates as highly inflationary, and treat the U.S. dollar as the functional currency of the affiliates, effective April 1, 2022. The impact of this accounting change was not material to our condensed consolidated financial statements for the nine months and three months ended September 30, 2022.

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial conditions, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, recommendations of the Task Force on Climate-related Financial Disclosures, the SEC’s proposed rules regarding climate-related disclosures, the Taskforce on Nature-related Financial Disclosures, European Commission proposal for a Corporate Sustainability Reporting Directive, and the International Sustainability Standards Board proposed standards.

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

On October 20, 2022, PMHH announced an increase in the price in its recommended public offer to the shareholders of Swedish Match to SEK 116 in cash per share.

The price in the revised offer represents a premium of 52.5% compared to the undisturbed Swedish Match closing share price of SEK 76.06 on May 9, 2022, and the offer price will not be further increased by PMHH. In accordance with the Takeover Rules for Nasdaq Stockholm, PMHH cannot increase the price in the revised offer any further. The revised offer remains subject to the 90% acceptance condition, which PMI believes to be critical to capture the full potential of the combination.

The price in the revised offer primarily reflects the higher net value to PMI related to the portion of Swedish Match’s cash flows generated in U.S. dollars, given currency movements since the initial offer was announced in May. PMI believes that the deterioration in the global economic outlook, equity markets and the interest rate environment since the time of the initial offer strengthens yet further the attractiveness of the revised offer to Swedish Match shareholders.

On October 25, 2022, PMHH announced that the European Commission has approved, under the EU Merger Regulation, the proposed acquisition of Swedish Match, subject to PMHH’s divestiture of Swedish Match’s subsidiary SMD Logistics AB following the completion of the offer. PMHH does not believe that Swedish Match’s earnings and operations will be materially affected by the divestiture and the continued operation of SMD Logistics AB by a third-party outside of the Swedish Match Group. Accordingly, the condition to PMHH’s offer that all necessary regulatory, governmental or similar clearances, approvals, decisions and other actions be obtained on terms which, in PMHH’s opinion, are acceptable, has been satisfied.

PMI expects the transaction to close in the fourth quarter of this year, subject to the terms and conditions of the offer being fulfilled or waived as further set out in the offer document.

Should the offer fail, PMI will continue with its strategic alternatives to the Swedish Match combination, including its well-advanced plans for the U.S. commercialization of IQOS -- upon regaining full control after April 30, 2024 -- as well as its broader smoke-free portfolio.

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

Trade Policy

We are subject to various trade restrictions imposed by the U.S., EU, and other jurisdictions in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and the U.S. Department of State. It is our policy to comply fully with these Trade Sanctions.

From time to time, we make sales in countries subject to Trade Sanctions, either where such sanctions do not apply to our business or pursuant to exemptions or licenses.

We do not sell products in Iran, North Korea and Syria.

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

PMI is also subject to various Trade Sanctions imposed by the EU and other jurisdictions. We comply fully with these Trade Sanctions.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the UK, Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls regarding Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. Ukraine imposed its own sanctions against Russia, and certain targeted Russian entities and individuals. On April 8, 2022, the EU introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. On April 27, 2022, Switzerland introduced similar restrictions. In addition, the EU, the UK, Switzerland, Canada, Australia and New Zealand sanctioned Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

Russia introduced certain countermeasures aimed at reducing the effect of Western sanctions. Countermeasures include restrictions on export of certain goods from Russia, including tobacco-related production equipment, restrictions on lending to foreign borrowers, repatriation of dividends and transactions with securities and real estate involving companies from “hostile” countries (i.e., those which introduced sanctions regarding Russia).

PMI complies with all applicable laws and regulations, including sanctions, in the markets where it operates. We have taken appropriate actions in response to the latest sanctions to ensure full compliance with the relevant restrictions.

Segment Operating Results – Three Months and Nine Months Ended September 30, 2022

The following discussion compares operating results within each of our geographical segments and the Wellness and Healthcare segment for the three months and nine months ended September 30, 2022, with the three months and nine months ended September 30, 2021.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

European Union:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,074	$3,192	(3.7)%	10.8%	$(118)	$(465)	$3	$(8)	$352	$—
Operating Income	$1,395	$1,680	(17.0)%	2.0%	$(285)	$(318)	$—	$(8)	$246	$(205)

For the three months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 10.8%, reflecting: favorable volume/mix, mainly driven by higher HTU volume and device volume, partly offset by lower cigarette volume, unfavorable HTU mix and unfavorable cigarette mix. Pricing variance was slightly unfavorable, primarily reflecting lower device pricing and lower HTU (net) pricing, partly offset by higher combustible pricing.

Operating income, excluding currency and acquisitions, increased by 2.0%, primarily reflecting: favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume, unfavorable HTU mix, unfavorable cigarette mix and the unfavorable impact on profitability of higher device volume; partially offset by higher marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $96 million); and higher manufacturing costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,229	$9,250	(0.2)%	10.5%	$(21)	$(998)	$10	$(38)	$1,005	$—
Operating Income	$4,441	$4,811	(7.7)%	7.1%	$(370)	$(708)	$(2)	$(38)	$675	$(297)

For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 10.5%, reflecting: favorable volume/mix, mainly driven by higher HTU volume and device volume, partly offset by lower cigarette volume, unfavorable cigarette mix, and unfavorable HTU mix; partially offset by an unfavorable pricing variance, mainly due to lower device pricing and lower HTU (net) pricing, partly offset by higher combustible pricing.

Operating income, excluding currency and acquisitions, increased by 7.1%, primarily reflecting: favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume, unfavorable cigarette mix, unfavorable HTU mix and the unfavorable impact on profitability of higher device volume; partially offset by higher marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $119 million, partly offset by a favorable comparison versus the prior year period related to asset impairment and exit costs of $56 million); higher manufacturing costs; and an unfavorable pricing variance.

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2022	2021	% / pp	2022	2021	% / pp
Total Market (billion units)	133.0	132.2	0.6%	369.0	361.0	2.2%

PMI Market Share
Marlboro	15.7%	16.6%	(0.9)	15.9%	16.7%	(0.8)
L&M	5.3%	5.6%	(0.3)	5.4%	5.6%	(0.2)
Chesterfield	5.5%	5.5%	—	5.5%	5.5%	—
Philip Morris	2.0%	2.2%	(0.2)	2.1%	2.2%	(0.1)
Heated Tobacco Units	7.3%	5.3%	2.0	7.3%	5.5%	1.8
Others	2.9%	3.0%	(0.1)	3.0%	3.1%	(0.1)
Total European Union	38.8%	38.3%	0.5	39.3%	38.6%	0.7
Note: Sum may not foot due to roundings.

In the third quarter, the estimated total market in the EU increased by 0.6% to 133.0 billion units, primarily driven by:
•Poland, up by 10.0%, primarily reflecting a lower estimated prevalence of illicit trade, as well as higher border sales (largely due to the easing of pandemic-related measures); and
•Romania, up by 8.4%, mainly reflecting a lower estimated prevalence of illicit trade, as well as higher border sales (largely due to the easing of pandemic-related measures);
partly offset by
•the U.K., down by 15.0%, notably reflecting the impact of increased out-bound tourism compared to the pandemic-affected prior year period.

For the nine months year-to-date, the estimated total market in the EU increased by 2.2% to 369.0 billion units, primarily driven by:
•Italy, up by 3.9%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures (particularly in the first half of the year);
•Poland, up by 15.3%, primarily reflecting the same factors as in the quarter; and
•Romania, up by 9.7%, mainly reflecting the same factors as in the quarter;
partly offset by
•Germany, down by 4.0%, primarily reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures; and
•the U.K., down by 12.5%, primarily reflecting the same factor as in the quarter.

In the third quarter, our total shipment volume increased by 3.9% to 51.0 billion units, mainly driven by:
•Italy, up by 6.7%, mainly reflecting a higher market share driven by HTUs, as well as a higher total market;
•Poland, up by 17.1%, primarily reflecting the higher total market and a higher market share driven by HTUs; and
•Romania, up by 51.4%. Excluding the net favorable impact of estimated distributor inventory movements, total in-market sales volume increased by 26.8%, mainly reflecting a higher market share driven by HTUs, as well as the higher total market.

For the nine months year-to-date, our total shipment volume increased by 4.2% to 146.6 billion units, primarily driven by:
•Italy, up by 6.1%, primarily reflecting the same factors as in the quarter;
•Poland, up by 19.1%, mainly reflecting the same factors as in the quarter; and
•Romania, up by 42.6%. Excluding the net favorable impact of estimated distributor inventory movements, total in-market sales volume increased by 31.6%, mainly reflecting the same factors as in the quarter.

Eastern Europe:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,109	$941	17.9%	9.5%	$168	$79	$—	$119	$(30)	$—
Operating Income	$425	$338	25.7%	3.8%	$87	$74	$—	$119	$(52)	$(54)

For the three months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 9.5%, reflecting: a favorable pricing variance, primarily driven by higher combustible pricing; partly offset by unfavorable volume/mix, mainly due to lower cigarette volume, partially offset by higher HTU volume.

During the quarter, Russia and Ukraine accounted for around 71% of PMI's total net revenues in the Region.

Operating income, excluding currency and acquisitions, increased by 3.8%, mainly reflecting: a favorable pricing variance; and lower marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $23 million); partly offset by unfavorable volume/mix, primarily due to the same factors as for net revenues; and higher manufacturing costs.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,733	$2,632	3.8%	2.9%	$101	$25	$—	$244	$(168)	$—
Operating Income	$860	$913	(5.8)%	(13.5)%	$(53)	$70	$—	$244	$(147)	$(220)

For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 2.9%, reflecting: a favorable pricing variance, primarily driven by higher combustible pricing; partly offset by unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable cigarette mix.

For the nine months ended September 30, 2022, Russia and Ukraine accounted for around 69% of PMI's total net revenues in the Region.

Operating income, excluding currency and acquisitions, decreased by 13.5%, primarily reflecting 2022 charges related to the war in Ukraine ($128 million) and costs associated with the Swedish Match AB offer of $29 million, as well as unfavorable volume/mix, mainly due to the same factors as for net revenues; and higher manufacturing costs; partly offset by a favorable pricing variance.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

Given the company's intention to exit the Russian market and the impact of the war in Ukraine on business operations in the country, PMI's references to the total market estimate for the Eastern Europe Region exclude Russia and Ukraine.

In the third quarter, the estimated total market in Eastern Europe, excluding Russia and Ukraine, increased, mainly driven by:
•Kazakhstan, up by 5.5%. Excluding the net unfavorable impact of estimated trade inventory movements, total in-market sales volume decreased by 0.9%; and
•Southeast Europe, up by 2.8%, mainly reflecting increased in-bound travel, the impact on adult smoker average daily consumption of the easing of pandemic-related measures and a lower estimated prevalence of illicit trade.

For the nine months year-to-date, the estimated total market in Eastern Europe, excluding Russia and Ukraine, increased, mainly driven by:
•Southeast Europe, up by 7.5%, mainly reflecting the same factors as in the quarter;
partly offset by
•Central Asia, down by 11.0%, primarily reflecting a higher estimated prevalence of illicit trade following excise tax-driven price increases in July 2021.

The company's reported shipment volume, presented below, includes Russia and Ukraine.
In the third quarter, our total shipment volume decreased by 6.8% to 29.0 billion units, primarily due to:
•Russia, down by 5.6%, due to cigarettes; and
•Ukraine, down by 37.0%, due to cigarettes and HTUs;
partly offset by
•Kazakhstan, up by 19.7%, or by 11.0% excluding the net favorable impact of estimated distributor inventory movements, primarily driven by a higher market share for cigarettes and HTUs, as well as the higher total market.

During the third quarter of 2022, Russia and Ukraine accounted for around 70% of PMI's total shipment volume in the Region. Excluding Russia and Ukraine, total shipment volume increased by 6.8%.

For the nine months year-to-date, our total shipment volume decreased by 7.4% to 80.0 billion units, primarily due to:
•Russia, down by 6.5%, due to cigarettes and HTUs; and
•Ukraine, down by 29.6%, due to cigarettes and HTUs.
During the first nine months of 2022, Russia and Ukraine accounted for around 71% of PMI's total shipment volume in the Region. Excluding Russia and Ukraine, total shipment volume increased by 2.5%.

Middle East & Africa:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$980	$945	3.7%	9.7%	$35	$(57)	$—	$22	$54	$16
Operating Income	$432	$388	11.3%	11.9%	$44	$(2)	$—	$22	$46	$(22)

For the three months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 9.7%, primarily reflecting: favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette volume/mix; and a favorable pricing variance, driven by combustible pricing.

Operating income, excluding currency and acquisitions, increased by 11.9%, primarily reflecting: favorable volume/mix, mainly driven by the same factors as for net revenues; and a favorable pricing variance; partly offset by the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $24 million.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,977	$2,306	29.1%	40.0%	$671	$(251)	$—	$205	$440	$277
Operating Income	$1,451	$739	96.3%	+100%	$712	$(121)	$—	$205	$353	$275

For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 40.0%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other", favorable volume/mix, primarily driven by higher cigarette volume, higher HTU volume and favorable cigarette mix; and a favorable pricing variance, mainly driven by combustible pricing.

Operating income, excluding currency and acquisitions, increased by +100%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments in 2021 (as noted above for net revenues), favorable volume/mix, primarily driven by the same factors as for net revenues; a favorable pricing variance; and lower marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $30 million); partly offset by higher manufacturing costs.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in the Middle East & Africa decreased, mainly due to:

•Egypt, down by 4.5%, primarily reflecting a higher estimated prevalence of illicit trade and the impact of price increases in the first half of 2022; and
•Turkey, down by 13.1%, mainly reflecting a higher estimated prevalence of illicit trade, partly offset by the impact of increased in-bound tourism;
partly offset by
•International Duty Free, up by 41.6%, primarily reflecting the impact of reduced government travel restrictions and increased passenger traffic in certain geographies.

For the nine months year-to-date, the estimated total market in the Middle East & Africa decreased, mainly due to:

•Algeria, down by 11.5%, primarily reflecting industry supply chain disruptions, as well as the impact of excise tax-driven price increases in the first quarter of 2021; and
•Turkey, down by 5.7%, mainly reflecting a higher estimated prevalence of illicit trade, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with increased in-bound tourism;
partly offset by
•International Duty Free, up by 42.1%, reflecting the same factors as in the quarter.
In the third quarter, our total shipment volume decreased by 1.1% to 35.4 billion units, mainly due to:
•Turkey, down by 6.9%, primarily reflecting the total market, partially offset by a higher market share, driven by cigarettes;
partly offset by
•PMI Duty Free, up by 30.6%, or by 42.2% excluding the net unfavorable impact of estimated distributor inventory movements, reflecting the higher total market and a higher market share.

Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 3.5%.

For the nine months year-to-date, our total shipment volume increased by 7.2% to 101.4 billion units, mainly driven by:
•PMI Duty Free, up by 94.4%, or by 47.6% excluding the net favorable impact of estimated distributor inventory movements (primarily due to cigarettes) reflecting the same factors as in the quarter.

South & Southeast Asia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,138	$1,065	6.9%	13.9%	$73	$(75)	$—	$68	$80	$—
Operating Income	$384	$348	10.3%	19.3%	$36	$(31)	$—	$68	$(5)	$4

For the three months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 13.9%, reflecting: favorable volume/mix, primarily driven by favorable cigarette mix and higher cigarette volume; and a favorable pricing variance, driven by combustible pricing.

Operating income, excluding currency and acquisitions, increased by 19.3%, primarily reflecting: a favorable pricing variance and lower marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $24 million).

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,295	$3,284	0.3%	5.1%	$11	$(158)	$—	$(60)	$229	$—
Operating Income	$1,135	$1,208	(6.0)%	0.4%	$(73)	$(78)	$—	$(60)	$46	$19

For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 5.1%, reflecting: favorable volume/mix, primarily driven by higher cigarette volume and favorable cigarette mix; partly offset by an unfavorable pricing variance, mainly due to combustible pricing.

Operating income, excluding currency and acquisitions, increased by 0.4%, primarily reflecting: favorable volume/mix, mainly driven by higher cigarette volume, partly offset by lower cigarette mix; and lower marketing, administration and research costs (including a favorable comparison versus the prior year period related to asset impairment and exit costs of $17 million, partly offset by the impact of 2022 costs associated with the Swedish Match AB offer of $29 million).

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in South & Southeast Asia increased, mainly driven by:
•India, up by 21.3%, primarily reflecting a favorable comparison versus the prior year period, during which pandemic-related restrictions impacted the movement of certain products, including tobacco; and
•Indonesia, up by 11.5%, mainly reflecting the impact on adult smoker consumption of the easing of pandemic-related measures, which drove growth in the tax-advantaged 'below tier one' segment;
partly offset by
•Bangladesh, down by 9.6%, primarily reflecting the impact of second-quarter 2022 excise tax-driven price increases; and
•the Philippines, down by 9.7%, mainly reflecting the impact of first-quarter 2022 excise tax-driven price increases.

For the nine months year-to-date, the estimated total market in South & Southeast Asia increased, mainly driven by:
•India, up by 17.5%, primarily reflecting the same factor as in the quarter; and

•Indonesia, up by 8.0%, mainly reflecting the same factor as in the quarter;
partly offset by
•Bangladesh, down by 13.0%, primarily reflecting the impact of pandemic-related restrictions on mobility during February 2022, as well as the impact of second-quarter 2022 excise tax-driven price increases.
In the third quarter, our total shipment volume increased by 4.6% to 37.3 billion units, mainly driven by:
•Indonesia, up by 12.1%, primarily reflecting the higher total market and a higher market share (mainly driven by share growth for PMI's premium and hand-rolled portfolio, partly offset by adult smoker down-trading to the 'below tier one' segment as a result of significantly lower retail prices;
partly offset by
•the Philippines, down by 12.8%, primarily reflecting the lower total market and a lower market share for cigarettes.

For the nine months year-to-date, our total shipment volume increased by 3.6% to 109.7 billion units, mainly driven by:
•India, up by 78.4%, primarily reflecting a higher market share (driven by geographic expansion) and the higher total market; and
•Indonesia, up by 7.9%, mainly reflecting the higher total market;
partly offset by
•the Philippines, down by 4.5%, primarily reflecting the same factors as in the quarter.

East Asia & Australia:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,200	$ 1,523	(21.2)%	(10.6)%	$(323)	$(161)	$—	$(26)	$(136)	$—
Operating Income	$ 398	$ 631	(36.9)%	(20.3)%	$(233)	$(105)	$—	$(26)	$(110)	$8

For the three months ended September 30, 2022, net revenues, excluding currency and acquisitions, decreased by 10.6%, reflecting: unfavorable volume/mix, mainly due to unfavorable device mix (primarily due to ILUMA ONE), lower cigarette volume (largely due to an unfavorable comparison versus the third quarter of 2021 related to the October 2021 excise tax-driven price increases) and lower device volume (mainly due to an unfavorable comparison versus the third quarter of 2021 associated with the initial launch of ILUMA); and an unfavorable pricing variance.

Operating income, excluding currency and acquisitions, decreased by 20.3%, mainly reflecting: unfavorable volume/mix, primarily due to lower cigarette volume and unfavorable HTU mix; higher manufacturing costs (mainly due to higher logistics costs); and an unfavorable pricing variance; partly offset by lower marketing, administration and research costs (including a favorable comparison versus the prior year period related to asset impairment and exit costs of $21 million, partly offset by the unfavorable impact of the 2022 costs associated with the Swedish Match AB offer of $39 million.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,810	$4,509	(15.5)%	(7.1)%	$(699)	$(379)	$—	$31	$(351)	$—
Operating Income	$1,315	$2,041	(35.6)%	(22.8)%	$(726)	$(261)	$—	$31	$(547)	$51

For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, decreased by 7.1%, reflecting: unfavorable volume/mix, mainly due to lower HTU volume (primarily in Japan, as the company manages temporary production and supply chain impacts), unfavorable device mix, unfavorable cigarette mix and lower cigarette volume, partly offset by higher device volume. Pricing variance in the period was favorable.

Operating income, excluding currency and acquisitions, decreased by 22.8%, mainly reflecting: unfavorable volume/mix, primarily due to lower HTU volume, unfavorable mix for cigarettes, devices and HTUs, and lower cigarette volume; and higher manufacturing costs; partly offset by lower marketing, administration and research costs (including a favorable comparison versus the prior year period related to asset impairment and exit costs of $67 million, partially offset by the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $49 million); and a favorable pricing variance.

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in East Asia & Australia, excluding China, decreased, mainly due to:
•Japan, down by 10.4%, primarily reflecting the impact of the October 2021 excise tax-driven price increase.

For the nine months year-to-date, the estimated total market in East Asia & Australia, excluding China, decreased, mainly due to:
•Japan, down by 5.4%, primarily reflecting the same factor as in the quarter;

partly offset by
•South Korea, up by 1.7%, primarily reflecting a favorable comparison versus the prior year period due to the easing of pandemic-related measures.

In the third quarter, our total shipment volume decreased by 2.5% to 20.0 billion units, mainly due to:
•Japan, down by 3.2%, primarily reflecting the lower total market, partly offset by a higher market share (driven by HTUs).

For the nine months year-to-date, our total shipment volume decreased by 4.0% to 59.5 billion units, mainly due to:
•Japan, down by 5.1%. Excluding the net unfavorable impact of estimated distributor inventory movements (primarily due to HTUs), total in-market sales volume decreased by 0.1%, reflecting the lower total market, essentially offset by a higher market share.

Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume decreased by 0.7%.

Americas:

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$474	$456	3.9%	5.5%	$18	$(7)	$—	$30	$(4)	$(1)
Operating Income	$85	$121	(29.8)%	(31.4)%	$(36)	$2	$—	$30	$3	$(71)

For the three months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 5.5%, primarily reflecting: a favorable pricing variance, driven by combustible pricing. Volume/mix was slightly unfavorable, mainly reflecting unfavorable cigarette mix and lower device volume, largely offset by higher cigarette volume.

Operating income, excluding currency and acquisitions, decreased by 31.4%, mainly reflecting: higher marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $11 million; and higher manufacturing costs; partly offset by a favorable pricing variance. Volume/mix was slightly favorable, reflecting higher cigarette volume, largely offset by unfavorable cigarette mix.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,367	$1,320	3.6%	4.8%	$47	$(16)	$—	$73	$(12)	$2
Operating Income	$336	$367	(8.4)%	(9.5)%	$(31)	$4	$—	$73	$(5)	$(103)
For the nine months ended September 30, 2022, net revenues, excluding currency and acquisitions, increased by 4.8%, primarily reflecting: a favorable pricing variance, driven by combustible pricing; partly offset by unfavorable volume/mix, mainly due to unfavorable cigarette mix and lower device volume, partially offset by higher cigarette volume.

Operating income, excluding currency and acquisitions, decreased by 9.5%, mainly reflecting: higher manufacturing costs; and higher marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $13 million); partly offset by a favorable pricing variance. Volume/mix was slightly unfavorable, mainly due to unfavorable cigarette mix, largely offset by higher cigarette volume.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market in Americas, excluding the U.S., increased, primarily driven by:
•Argentina, up by 5.4%, mainly reflecting a favorable comparison due to the impact on adult smoker average daily consumption of strict pandemic-related measures implemented during 2021;
•Brazil, up by 5.8%, primarily reflecting a lower estimated prevalence of illicit trade; and
•Mexico, up by 4.3%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with the impact of increased in-bound tourism;
partly offset by
•Canada, down by 10.1%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products.

For the nine months year-to-date, the estimated total market in Americas, excluding the U.S., increased, primarily driven by:
•Argentina, up by 4.9% mainly reflecting the same factor as in the quarter; and
•Brazil, up by 7.5%, primarily reflecting the same factor as in the quarter;
partly offset by
•Canada, down by 13.4%, notably reflecting the same factors as in the quarter.

In the third quarter, our total shipment volume increased by 3.6% to 16.8 billion units, mainly driven by:
•Brazil, up by 17.5%, mainly reflecting the higher total market and a higher market share driven by Chesterfield; and
•Mexico, up by 4.8%, primarily reflecting the higher total market.

For the nine months year-to-date, our total shipment volume increased by 2.8% to 47.9 billion units, mainly driven by:
•Brazil, up by 13.7%, primarily reflecting the same factors as in the quarter; and
•Mexico, up by 2.7%, mainly reflecting a higher market share for cigarettes;
partly offset by
•Argentina, down by 1.2%, primarily reflecting a lower market share due to adult smokers downtrading to ultra-low-price brands produced by local manufacturers.

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

Financial Summary - Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$57	$—	—%	—%	$57	$(1)	$47	$11	$—	$—
Operating Income / (Loss)	$(151)	$(51)	-(100)%	-(100)%	$(100)	$2	$(24)	$11	$—	$(89)

For the three months ended September 30, 2022, we recorded net revenues of $57 million in the Wellness and Healthcare segment, with an operating loss of $151 million, primarily reflecting a $112 million impairment on acquired intangibles, and investments in research and development, partly offset by a favorable comparison versus the prior year period related to asset acquisition cost of $51 million.

Financial Summary - Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$199	$—	—%	—%	$199	$(1)	$189	$11	$—	$—
Operating Income / (Loss)	$(216)	$(51)	-(100)%	-(100)%	$(165)	$2	$(72)	$11	$—	$(106)

For the nine months ended September 30, 2022, we recorded net revenues of $199 million in the Wellness and Healthcare segment, with an operating loss of $216 million, primarily reflecting a $112 million impairment on acquired intangibles (as noted above for the quarter) and investments in research and development, as well as expenses related to employee retention, partly offset by a favorable comparison versus the prior year period related to asset acquisition cost of $51 million.

Financial Review

Cash Flow Highlights

	For the Nine Months Ended September 30,
(in millions)	2022	2021
Net cash provided by operating activities	$7,710	$7,935
Net cash used in investing activities	(151)	(2,018)
Net cash used in financing activities	(6,071)	(8,176)
Net Cash Provided by Operating Activities

During the first nine months of 2022, net cash provided by operating activities decreased by $0.2 billion compared with the first nine months of 2021. Excluding unfavorable currency movements of $0.7 billion, net cash provided by operating activities increased by $0.5 billion, due primarily to higher currency-neutral net earnings of $0.5 billion and lower pension plan contributions, net of refunds, of $0.3 billion, partially offset by higher working capital requirements of $0.4 billion and other movements. For details on our pension contributions, net of refunds, see Note 5. Benefit Plans.

The higher working capital requirements in the first nine months of 2022 as compared with the first nine months of 2021 were primarily due to more cash used for accounts receivable in 2022 mainly reflecting the timing of sales and cash collections, and less cash provided by inventory mainly reflecting unfavorable comparison with 2021 primarily due to depletion of COVID-19 pandemic related build-up of inventory levels across our supply chain in 2020, partially offset by more cash provided by accrued liabilities and other current assets mainly reflecting the timing of excise tax-paid inventory movements and excise tax payments, as well as less cash used in accounts payable mainly reflecting higher IQOS device purchases.

Net Cash Used in Investing Activities

During the first nine months of 2022, net cash used in investing activities decreased by $1.9 billion as compared with the first nine months of 2021. This decrease was due primarily to the $1.9 billion of cash used in 2021 for our acquisitions, net of acquired cash and favorable movements of $356 million in cash collateral received from financial institutions primarily to secure derivatives designated as net investment hedges of Euro assets and was principally related to changes in exchange rates between the Euro and the U.S. dollar, partly offset by higher capital expenditures and other investments. For further detail on our acquisitions and derivatives designated as net investment hedges and other investments, see Note 2. Acquisitions and Note 7. Financial Instruments.

Capital expenditures of $730 million during the first nine months of 2022 increased by $271 million as compared with the first nine months of 2021. The 2022 capital expenditures were primarily related to our ongoing investments in RRPs. We expect total capital expenditures in 2022 to be approximately $1.0 billion.

Net Cash Used in Financing Activities

During the first nine months of 2022, net cash used in financing activities decreased by $2.1 billion compared to the first nine months of 2021. The lower cash usage primarily reflected proceeds from short-term borrowings in 2022 (primarily commercial paper of $2.6 billion), partially offset by higher dividend payments and the purchase of the remaining stakes in our Turkish affiliates in the first quarter of 2022. For further details on the purchase of the remaining stakes in our Turkish affiliates, see Note 2. Acquisitions.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the nine months ended September 30, 2022 and the full-year 2021, the activities for such reverse repurchase agreements were not material.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. Following the announcement of the Swedish Match Offer on May 11, 2022, Moody's, Standard & Poor's and Fitch revised their respective credit rating outlooks. Accordingly, at September 30, 2022, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Rating(s) Under Review
Standard & Poor’s	A-1	A	CreditWatch Negative
Fitch	F1	A	Rating Watch Negative

For further details of the Swedish Match offer, see the Acquisitions and Other Business Arrangements section of this MD&A.

Revolving Credit Facilities

At September 30, 2022, our committed revolving credit facilities were as follows:

(in billions)
Type	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 31, 2023	$1.8
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2) (3)	2.5
Total facilities	$6.3
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
(3) On September 20, 2022, we entered into an agreement, effective September 29, 2022, to amend and extend the term of our $2.5 billion multi-year revolving credit facility, for an additional year covering the period September 30, 2026 to September 29, 2027, in the amount of $2.3 billion.

At September 30, 2022, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, we currently expect to request a further extension of the terms of our 364-day revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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

In addition to the committed revolving credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $2.0 billion at September 30, 2022 and $2.3 billion at December 31, 2021, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $229 million at September 30, 2022, and $225 million at December 31, 2021.

Financing of the Swedish Match Offer

In connection with the Swedish Match offer, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a new €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. As of September 30, 2022, there were no borrowings under these two facilities. If drawn upon, the proceeds under the bridge facility and the term loan facility will be used, directly or indirectly, to finance the Swedish Match offer, including, the payment of related fees and expenses. For further details of the Swedish Match offer, see the Acquisitions and Other Business Arrangements section of this MD&A.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2022, we had $2.6 billion of commercial paper outstanding. At December 31, 2021, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2022 was $3.3 billion. The average commercial paper balance outstanding during 2021 was $1.1 billion.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2022, and September 30, 2021 were $512 million and $652 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows.

For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Debt – Our total debt was $27.2 billion at September 30, 2022 and $27.8 billion at December 31, 2021.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At September 30, 2022, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Note 10. Contingencies to our condensed consolidated financial statements.

Equity and Dividends

We discuss our stock awards as of September 30, 2022 in Note 4. Stock Plans to our condensed consolidated financial statements.

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

Dividends paid in the first nine months of 2022 were $5.8 billion. During the third quarter of 2022, our Board of Directors approved a 1.6% increase in the quarterly dividend to $1.27 per common share. As a result, the present annualized dividend rate is $5.08 per common share.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes for our products in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and legal cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the World Health Organization's Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco products to adult smokers. Regulatory initiatives that have been proposed, introduced or enacted by governmental authorities in various jurisdictions include:

•	restrictions on or licensing of outlets permitted to sell cigarettes;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and mandating plain packaging;
•	restrictions on packaging and cigarette formats and dimensions;
•	restrictions or bans on the display of tobacco product packaging at the point of sale and restrictions or bans on vending machines;
•	generation sales bans, under which the sale of certain tobacco or nicotine products to people born after a certain year would be prohibited;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents;
•	disclosure, restrictions, or bans of tobacco product ingredients, including bans on the flavors of certain tobacco products;
•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public and work places and, in some instances, in private places and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products or related devices;
•	elimination of duty free sales and duty free allowances for travelers;

•	restrictions in terms of importing or exporting our products impacting our logistics activities and ability to ship our products;

•	encouraging litigation against tobacco companies; and

•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.
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

In 2021, Russia accounted for around 10% of our total cigarette and heated tobacco unit shipment volume, and around 6% of our total net revenues. Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume, and under 2% of our total net revenues. Historically, we also produced finished goods in Ukraine for export and manufactured products in Russia. As a result of Russia’s invasion of Ukraine, we have stopped both planned and any new investments in Russia, including all new product launches and commercial, innovation, and manufacturing investments. We have also scaled down our Russian manufacturing operations and continue to work on options to exit the Russian market in an orderly manner. In Ukraine, we have temporarily reduced operations, including closing our factory in the country.

The short and long-term implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. There can be no assurance that our exit from the Russian market will be successful, orderly, or represent a fair value for our Russian assets and operations. The likelihood of retaliatory action by the Russian government against companies, including us, as a result of actions and statements made in response to the Russian invasion, including the possibility of legal action against us or our employees or nationalization of foreign businesses or assets, including cash reserves held in Russia and intangible assets such as trademarks, is impossible to predict. Further, if we are able to divest our Russian assets in an orderly manner, the circumstances of our divestiture may adversely impact the value we receive for those assets or, due to financial or legal restrictions, our ability to access the proceeds of the sale. In Ukraine, there is no way to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

The conflict also elevates the likelihood of supply chain disruptions, both in the region and globally, and may inhibit our ability to timely source materials and services needed to make and sell our products. For example, historically we sourced certain finished goods, production materials and components from both Russia and Ukraine, including printed materials and filters, and the invasion has, and may continue to, disrupt the availability of and impact our supply chain for these materials. These disruptions, to the extent we are unable to find alternative sources or otherwise address these supply constraints, may impact the availability and cost of our products in other markets, which would adversely impact our business, results of operations, cash flows and financial position, and may result in impairment charges. Furthermore, the imposition of various restrictions on transactions with parties from certain jurisdictions and the ban on exports of various products and other economic and financial restrictions may adversely affect certain third parties with which we do business in Russia, such as customers, suppliers, intermediaries, service providers and banks.

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

We increasingly rely on third-party resources and their subcontractors/suppliers, sometimes concentrated in a specific geographic areas, to manufacture some of our products and product parts (particularly, the electronic devices and accessories), and to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiencies and decrease our operating costs, they also diminish our direct control. Such diminished control may have a material adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and our costs may increase significantly if we must replace such third parties with our own resources.

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

A sustained period of elevated inflation across the markets in which we operate could result in higher operating and financing costs and lead to reduced demand for our products.

Increasing inflationary pressures may result in significant increases to our expenses, including direct materials, wages, energy, and transportation costs. While we take actions, wherever possible, to reduce the impact of the effects of inflation; in cases of sustained and elevated inflation across several of our major markets it may be difficult to effectively control the increases to our costs. Increased inflation also has and may continue to lead to interest rate increases, thereby increasing our interest expense.

Increasing inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products. If we are unable to increase our prices or take other actions to mitigate the effect of increasing inflationary pressures, our profitability and financial position could be negatively impacted.

Risks Related to Legal Challenges and Investigations

Litigation related to tobacco use and exposure to environmental tobacco smoke could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets. Also see Note 10. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.
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

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors' introduction of lower-price products or innovative products, novel products which given their taste characteristics may be more commercially successful, higher tobacco product taxes, higher absolute prices and larger gaps between retail price categories, and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs. Competitors in our industry include three large international tobacco companies, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, the PRC, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, and some international competitors are susceptible to changes in different currency exchange rates. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs, all of which could have a mutual adverse effect on our profitability and results of operations.
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

Risks Related to Cybersecurity and Data Governance

The failure of our information systems, and systems owned and operated by our business partners, to function as intended, or their penetration with the intent to corrupt them or to extract data from them, or our and our business partners failure to adhere to strict data governance and cybersecurity protocols, and to comply with privacy laws and regulations, could result in business disruption, loss of reputation, litigation and regulatory action, and loss of revenue, assets or personal or other confidential data.

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

Consummation of our proposed acquisition of Swedish Match is conditioned on, among other things, the acceptance of the offer by Swedish Match shareholders and obtaining necessary governmental and regulatory approvals. If any of the conditions to the acquisition are not satisfied, it could delay or prevent the proposed acquisition from occurring, which could negatively impact our stock price, future business or financial results. Further, regulators and regulatory requirements may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of our business after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the acquisition or may reduce the anticipated benefits of the transaction. Moreover, the occurrence of any other event, change or other circumstance that could give rise to the termination of the offer could negatively impact our stock price, future business or financial results.

We may fail to realize the anticipated benefits of the Swedish Match acquisition.

If consummated, the success of the Swedish Match acquisition will depend on, among other things, our ability to integrate and combine our business and the business of Swedish Match in a manner that facilitates our strategic and financial goals. If we are not able to successfully achieve these objectives, the anticipated benefits of the Swedish Match acquisition may not be realized fully or at all or may take longer to realize than expected.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended September 30, 2022, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2022 – July 31, 2022 (1)	—	$—	10,481,359	$6,016,847,275
August 1, 2022 – August 31, 2022 (1)	—	$—	10,481,359	$6,016,847,275
September 1, 2022 – September 30, 2022 (1)	—	$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2022 – July 31, 2022 (2)	9,243	$98.37
August 1, 2022 – August 31, 2022 (2)	2,550	$96.73
September 1, 2022 – September 30, 2022 (2)	1,631	$95.89
For the Quarter Ended September 30, 2022	13,424	$97.76

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

3.2
Amended and Restated Bylaws of Philip Morris International Inc., effective as of September 13, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 19, 2022).

10.1
Amendment to the Bridge Credit Agreement among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch, as Facility Agent, dated September 2, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 2, 2022).

10.2
Amendment to the Term Loan Credit Agreement among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch, as Facility Agent, dated September 2, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 2, 2022).

10.3
Amendment and Extension Agreement among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch, as Facility Agent, and Citibank N.A., as swingline agent, dated September 20, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 23, 2022).

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
October 27, 2022