Form 10-K
period 2022-12-31
Philip Morris International Inc.
filed 2023-02-10
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-33708
 PHILIP MORRIS INTERNATIONAL INC.
(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

677 Washington Blvd, Suite 1100
Stamford
Connecticut	06901
(Address of principal executive offices)	(Zip Code)
203-905-2410
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PM	New York Stock Exchange
2.625% Notes due 2023	PM23	New York Stock Exchange
2.125% Notes due 2023	PM23B	New York Stock Exchange
3.600% Notes due 2023	PM23A	New York Stock Exchange
2.875% Notes due 2024	PM24	New York Stock Exchange
2.875% Notes due 2024	PM24C	New York Stock Exchange
0.625% Notes due 2024	PM24B	New York Stock Exchange
3.250% Notes due 2024	PM24A	New York Stock Exchange
2.750% Notes due 2025	PM25	New York Stock Exchange
3.375% Notes due 2025	PM25A	New York Stock Exchange
2.750% Notes due 2026	PM26A	New York Stock Exchange
2.875% Notes due 2026	PM26	New York Stock Exchange
0.125% Notes due 2026	PM26B	New York Stock Exchange
3.125% Notes due 2027	PM27	New York Stock Exchange
3.125% Notes due 2028	PM28	New York Stock Exchange

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
2.875% Notes due 2029	PM29	New York Stock Exchange
3.375% Notes due 2029	PM29A	New York Stock Exchange
0.800% Notes due 2031	PM31	New York Stock Exchange
3.125% Notes due 2033	PM33	New York Stock Exchange
2.000% Notes due 2036	PM36	New York Stock Exchange
1.875% Notes due 2037	PM37A	New York Stock Exchange
6.375% Notes due 2038	PM38	New York Stock Exchange
1.450% Notes due 2039	PM39	New York Stock Exchange
4.375% Notes due 2041	PM41	New York Stock Exchange
4.500% Notes due 2042	PM42	New York Stock Exchange
3.875% Notes due 2042	PM42A	New York Stock Exchange
4.125% Notes due 2043	PM43	New York Stock Exchange
4.875% Notes due 2043	PM43A	New York Stock Exchange
4.250% Notes due 2044	PM44	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.       ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☑

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $153 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2023
Common Stock, no par value	1,550,232,895	shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 3, 2023, to be filed with the Securities and Exchange Commission on or about March 23, 2023.	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

Trademarks and service marks in this report are the registered property of, or licensed by, the subsidiaries of Philip Morris International Inc. and are italicized.

PART I

Item 1.Business.

General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. We are a leading international tobacco company working to deliver a smoke-free future and to evolve our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, which include heat-not-burn, vapor, and oral nicotine products. Since 2008, we have invested more than $10.5 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. The U.S. Food and Drug Administration ("FDA") has authorized versions of our IQOS Platform 1 devices and consumables, and Swedish Match's General snus, as Modified Risk Tobacco Products ("MRTPs"). We describe the MRTP orders in more detail in the "Business Environment" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In March 2008, we became a U.S. public company listed on the New York Stock Exchange and subject to the rules of the Securities and Exchange Commission (the "SEC").

In 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group PLC and Fertin Pharma A/S, which provide essential capabilities for future product development. Now, through our Vectura Fertin Pharma subsidiary, with a strong foundation and significant expertise in life sciences, we aim to expand into wellness and healthcare areas.

In the fourth quarter of 2022, we acquired Swedish Match, a market leader in oral nicotine delivery with a significant presence in the United States market. The Swedish Match acquisition is a key milestone in PMI’s transformation to becoming a smoke-free company. PMI consolidated statements of earnings for the year ended December 31, 2022, include the results of operations of Swedish Match from November 11, 2022 (acquisition date) to December 31, 2022. The operating results of Swedish Match are included in a separate segment.

In the fourth quarter of 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S.

For further details of our 2021 and 2022 acquisitions, see Item 8, Note 3. Acquisitions and Note 13. Segment Reporting.

Smoke-free products ("SFPs") is the term we primarily use to refer to all of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine. In addition, SFPs include wellness and healthcare products, as well as consumer accessories such as lighters and matches.

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

Our IQOS smoke-free product brand portfolio includes heated tobacco and nicotine-containing vapor products.  Our leading smoke-free platform ("Platform 1") uses a precisely controlled heating device into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our BLENDS, HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as "HEETS"), Marlboro Dimensions, Marlboro HeatSticks, Parliament HeatSticks, SENTIA and TEREA, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). Platform 1 was first introduced in Nagoya, Japan, in 2014. As of December 31, 2022, our smoke-free products were available for sale in 73 markets.

Swedish Match already has a leading nicotine pouch franchise in the U.S. under the ZYN brand name. The Swedish Match product portfolio is complementary to our existing portfolio, permitting us to bring together a leading oral nicotine product with the leading heat-not-burn product. By joining forces with Swedish Match, we expect to accelerate the achievement of our joint smoke-free ambitions, switching more adults who would otherwise continue to smoke to better alternatives faster than either company could achieve separately.

Our cigarettes are sold in approximately 175 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 39% of our total 2022 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Chesterfield, L&M, and Philip Morris. These five international cigarette brands contributed approximately 77% of our cigarette shipment volume in 2022. We also own a number of important local cigarette brands, such as Dji Sam Soe and Sampoerna A in Indonesia, and Fortune and Jackpot in the Philippines.

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

Description of Business

As of December 31, 2022, we managed our business in six geographical segments, a Swedish Match segment and a Wellness and Healthcare segment:

•The European Union Region (“EU”) is headquartered in Lausanne, Switzerland, and covers all the European Union countries and also Switzerland, Norway, Iceland and the United Kingdom;
•The Eastern Europe Region (“EE”) is also headquartered in Lausanne, and includes Southeast Europe, Central Asia, Ukraine, Israel and Russia;
•The Middle East & Africa Region (“ME&A”) is also headquartered in Lausanne, and covers the African continent, the Middle East, Turkey and our international duty free business;
•The South & Southeast Asia Region (“S&SA”) is headquartered in Hong Kong, and includes Indonesia, the Philippines and other markets in this region;
•The East Asia & Australia Region (“EA&A”) is also headquartered in Hong Kong, and includes Australia, Japan, South Korea, the People's Republic of China ("China") and other markets in this region, as well as Malaysia and Singapore;
•The Americas Region (“AMCS”) is headquartered in Stamford, Connecticut, and covers the South American continent, Central America, Mexico, the Caribbean and Canada;
•Swedish Match, which reflects our fourth quarter 2022 acquisition of the company; and
•Wellness and Healthcare ("W&H"), which includes the operating results of our new Wellness and Healthcare business, Vectura Fertin Pharma. In the third quarter of 2021, we acquired Fertin Pharma A/S, Vectura Group plc. (also known as Vectura Group Ltd.) and OtiTopic, Inc. On March 31, 2022, we launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this new business are reported in the Wellness and Healthcare segment.

To further support the growth of our smoke-free business, reinforce consumer centricity, and increase the speed of innovation and deployment, in January 2023, we rearranged our operations in four geographical segments, down from the current six and as follows:
•Europe Region is headquartered in Lausanne, Switzerland, and covers all the European Union countries, Switzerland, the United Kingdom, and also Ukraine, Moldova and Southeast Europe;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region is headquartered in Dubai, United Arab Emirates. It covers South and Southeast Asia, the African continent, the Middle East, Turkey, as well as Israel, Central Asia, Caucasus and Russia;

•East Asia, Australia, and PMI Duty Free Region is headquartered in Hong Kong, and includes the consolidation of our international duty free business with East Asia & Australia; and
•Americas Region is headquartered in Stamford, Connecticut, and covers the United States, Canada and Latin America.

The operations of Swedish Match and our Wellness and Healthcare segment remained unchanged. We will report our financial results based on the new geographical segments as of the first quarter of 2023.

In November 2022, we completed the relocation of our corporate headquarters, including our AMCS headquarters, from New York, New York, to Stamford, Connecticut.

Our total shipment volume, including cigarettes and heated tobacco units, increased by 1.6% in 2022 to 731.1 billion units, with shipment volume of heated tobacco units reaching 109.2 billion units in 2022, up from 95.0 billion units in 2021. Shipment volume of our principal cigarette brand, Marlboro, increased by 2.0% in 2022.

References in this Form 10-K to total international market, defined as worldwide cigarette and heated tobacco unit volume, excluding the United States, total industry, total market and market shares, are our estimates for tax-paid products based on the latest available data from a number of internal and external sources, and may, in defined instances, exclude China and/or our duty free business. Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

Key data regarding total market and market share were as follows:

	2022	2021	2020
Total Market, billion units (excluding China and the U.S.)	2,626	2,620	2,561

Total International Market Share (1)	27.6%	27.2%	27.6%
Cigarettes	23.6%	23.7%	24.6%
HTU	4.1%	3.5%	3.0%

PMI Cigarette over Cigarette Market Share (2)	24.9%	24.8%	25.6%
Marlboro Cigarette over Cigarette Market Share (3)	9.8%	9.5%	9.4%

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
(3) Defined as Marlboro's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to roundings

We have a market share of at least 15% in approximately 100 markets, including Algeria, Argentina, Australia, Austria, Belgium, Brazil, the Czech Republic, Egypt, France, Germany, Greece, Hong Kong, Hungary, Indonesia, Israel, Italy, Japan, Kazakhstan, Kuwait, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, the Slovak Republic, South Korea, Spain, Switzerland, Turkey and Ukraine.

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
•Exclusive zonified distribution, where the dedicated multicategory product distributors are assigned to exclusive territories within a market;
•Distribution through national or regional wholesalers that then supply the retail trade;
•Our own e-commerce infrastructure for product sales to trade partners and to consumers; and
•Our own brand retail infrastructure for our RRP products and accessories for sales to consumers.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. In the combustible product category, we predominantly sell American blend cigarette brands, such as Marlboro, L&M, Parliament, Philip Morris and Chesterfield, which are the most popular across many of our markets. In the RRP product category, we primarily sell Platform 1 devices and heated tobacco units under the IQOS brand. We also sell other smoke-free products, including those commercialized through Swedish Match. We seek to compete in all profitable retail price categories, although our brand portfolio is weighted towards the premium-price category.

The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; novel products which given their taste characteristics may be more commercially successful; higher tobacco product taxes; higher absolute prices and larger gaps between retail price categories; and product regulation that diminishes the ability to differentiate tobacco products and restricts adult consumer access to truthful and non-misleading information about our RRPs.

Competitors in our industry include British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, and some international competitors may be less susceptible to changes in currency exchange rates than we are. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs, all of which could have a material adverse effect on our profitability and results of operations.

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent tobacco suppliers. In 2022, we also contracted directly with farmers in several countries, including Argentina, Brazil, Italy, Pakistan and Poland. In 2022, direct sourcing from farmers represented approximately 16% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, Italy, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, the Philippines, Turkey and the United States. We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

Given the global reach of our value chain, properly managing land and water resources and utilizing a geographically diversified sourcing strategy for agricultural products are priorities as we seek to increase the resilience of our production systems and minimize operational risks. We conduct a global water risk assessment annually in tobacco-growing regions to identify potential hotspots for physical water risks that require adaptation measures. Our water stewardship strategy includes guidance for applying a landscape approach to water optimization projects, protecting natural resources and recharge areas, and improving the efficiency of irrigation systems to integrate better farm water management. These business practices are intended to mitigate the risk that climate change could influence weather patterns in ways that negatively impact the quality or cost of the agricultural products used to manufacture our products.

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 360 suppliers. In 2022, our top ten suppliers of direct materials combined represented approximately 60% of our total direct materials purchases. The four most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making and fine paper used in the manufacturing of cigarettes and heated tobacco units, as well as susceptors used for the TEREA heated tobacco units. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

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

Other Matters

Customers

As described in more detail in “Distribution & Sales” above, in many of our markets we sell our products to distributors. In 2022, sales to a distributor in the European Union Region and a distributor in the East Asia & Australia Region each amounted to 10 percent or more of our consolidated net revenues. See Item 8, Note 13. Segment Reporting for more information. We believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations. In some of our markets, particularly in the European Union, Eastern Europe, the Middle East and Africa, and in the East Asia & Australia Regions, a loss of a distributor may result in a temporary market disruption.

Human Capital

Our Workforce. At December 31, 2022, including Swedish Match's employees, we employed approximately 79,800 people worldwide of more than 130 different nationalities, including full-time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. We engage with legally recognized employee representative bodies and we have collective bargaining agreements in several of the countries in which we operate. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe we maintain good relations with our employees and their representative organizations.

Our Internal Transformation. To be successful in our transformation to a smoke-free future, we must continue transforming our culture and ways of working, align our talent with our business needs, successfully integrate acquired businesses and innovate to become a truly consumer-centric business. To achieve our strategic goals, we need to attract, retain and motivate the best global talent with the right degree of diversity, experience, competencies and skills. Therefore, we strive to ensure the development of our existing talent while increasingly recruiting those with the expertise in areas that are relatively new to us such as digital and technical solutions. Our compensation and benefit programs are set at the levels that we believe are necessary to attract the best talent and remain competitive with other consumer product companies.

Oversight and Management. Our Board of Directors (the "Board") provides oversight of various matters pertaining to our workforce. The Compensation and Leadership Development Committee of the Board is responsible for executive compensation matters and oversight of the risks and programs related to talent management. Our Code of Conduct highlights our commitment to ethical business conduct and honesty, respect, fairness in our ways of working.

Inclusion & Diversity. At PMI, we believe that a diverse workforce and an inclusive culture are strategic priorities which help fuel innovation and business success. As part of our commitment to workplace diversity, in 2020, our Chief Executive Officer appointed a Chief Diversity Officer. Improving gender balance, especially in management positions, continues to be one of our priorities:

•In 2022, we achieved the global target of 40% female representation in management positions;
•In 2021, we started our Women in Leadership program to support our female talents; and
•We were the first multinational company to receive a global EQUAL-SALARY certification from the EQUAL-SALARY     Foundation in 2019. In 2022, we were re-certified as a global EQUAL-SALARY organization for the second time, verifying that PMI continues to pay female and male employees equally for equal work everywhere where we operate. This achievement is an important milestone toward the creation of a more inclusive gender-balanced workplace and the continuation of our reputation as a top employer.

In recognition of our efforts, we were again added to the 2022 Bloomberg Gender-Equality Index for transparency in gender reporting and advancing women’s equity (among the 414 companies from 11 different sectors in 45 countries, who scored at or above the global threshold established by Bloomberg L.P.).

Creation of employee resource groups ("ERGs") was another important milestone to drive further inclusion at PMI. We believe these groups serve as a platform for building an enhanced sense of belonging, visibility, and greater understanding of different experiences and dimensions of diversity in our company. Currently, we have established global ERGs for race and ethnicity, LGBTQ+, gender and disability matters concerning our employees. Each global ERG is sponsored by a member of the PMI senior leadership team, to reinforce the fact that our strong commitment to Inclusion & Diversity comes from the top. In 2022, we continued to focus on the growth of our global ERGs and to expand them locally, to be able to meet the specific needs of different markets and regions.

By the end of 2022, our global parental leave principles were implemented in every market in which we operate, with the exception of Russia. PMI’s minimum leave principles provide primary caregivers with a minimum of 18 weeks fully paid parental leave and secondary caregivers with a minimum of 8 weeks fully paid parental leave. These global and gender-neutral guidelines demonstrate how PMI is creating a more inclusive, diverse work environment to meet the challenges and expectations of our people for the 21st century workplace.

To further strengthen our commitment to drive inclusion and equality, we also commissioned an independent academic study exploring the methods organizations can adopt to drive lasting cultural change. Findings of this study informed the development of practices and programs focused on employee inclusion at PMI.

Our Initiatives in Response to COVID-19. Since the outbreak of the global COVID-19 pandemic, we have focused on business continuity, health and safety of our employees, and have adapted our ways of working to a new environment. We have implemented additional safety measures for essential employees in our facilities and offices. We have also enhanced remote and flexible work arrangements and digital collaboration, and related risk management, and to date, many of our employees continue to have the ability work remotely for up to 60% of their working time, where applicable.

Government Regulation

As a company with global operations in a heavily regulated industry, we are subject to multiple laws and regulations of jurisdictions in which we operate. We discuss our regulatory environment in Item 7, Business Environment.

The regulatory landscape related to environmental, social, and governance ("ESG”) matters is rapidly evolving. We closely monitor these developments and implement initiatives addressing PMI’s priority ESG areas in line with our sustainability strategy. In particular, we are subject to international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce our carbon footprint, wastage, as well as water and energy consumption. We report externally about our climate change mitigation strategy, together with associated targets and results in reducing our carbon footprint, through CDP (formerly known as the Carbon Disclosure Project), the leading international non-governmental organization assessing the work of thousands of companies worldwide in the area of environmental impact, including climate change.

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

As discussed in more detail in Item 1A. Risk Factors, our financial results could be significantly affected by regulatory initiatives that could result in a significant decrease in demand for our brands or by climate-related regulations that increase our cost of operation. More specifically, any regulatory requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our RRPs, as well as any significant increase in the cost of complying with new regulatory requirements could have a material adverse effect on our financial results. Further, tightened climate-related regulation may lead to additional carbon taxation or energy price increases impacting our cost of operation. These shifts in regulation and other market trends could, amongst others, impact current deforestation rates. Availability of deforestation-free materials, could be impacted by increased demand for alternative energy sources and low-carbon fuels, such as biomass, which could result in increased sourcing costs.

We discuss additional information regarding regulatory matters relating to climate change in Item 7, Climate Change Laws and Regulations.

Information About Our Executive Officers

The disclosure regarding executive officers is hereby incorporated by reference to the discussion under the heading “Information about our Executive Officers as of February 10, 2023” in Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K (“Item 10”).

Intellectual Property
Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, HEETS, IQOS, IQOS ILUMA, TEREA, and ZYN or have the right to use them in all countries in which these brands are advertised or sold.

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

An agreement reached with PM USA in 2022 relating to IQOS commercialization rights in the U.S. includes, among other things, an agreement relating to intellectual property rights consistent with the commercialization rights for relevant IQOS products.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our RRPs constitute a new product category that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in Item 7, Business Environment. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Overall Business Risks

We may be unsuccessful in our attempts to introduce reduced-risk products, and regulators may not permit the commercialization of these products or the communication of scientifically substantiated information and claims.
Our key strategic priorities are to: (i) develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and (ii) encourage and educate current adult smokers who would otherwise continue to smoke to switch to those RRPs. For our efforts to be successful, we must:

•	develop RRPs that adult smokers find acceptable alternatives to smoking;
•	conduct rigorous scientific studies to substantiate that RRPs reduce exposure to harmful and potentially harmful constituents in smoke and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking; and
•	effectively advocate for a timely development of science-based regulatory frameworks for the development and commercialization of RRPs, including communication of scientifically substantiated information to enable adult smokers to make better consumer choices.

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

The WHO study group on tobacco product regulation published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and heated tobacco products ("HTPs") on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products, and the access to accurate information about them. In August 2021, the World Health Organization's Framework Convention on Tobacco Control (the "FCTC") Secretariat published two reports on novel and emerging tobacco products to the ninth session of the Conference of the Parties ("CoP") of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to CoP 10, currently scheduled to take place in the fourth quarter of 2023. It is not possible to predict whether or to what extent measures recommended by the WHO's reports will be implemented as the reports are not binding to the WHO Member States.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development of science-based regulatory frameworks for the commercialization of the RRP category and the commercialization of the RRP category in general.

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products, and not for non-smokers or youth. We put significant effort to restrict access of our products from non-smokers or youth. Nevertheless, technological, operational, regulatory and/or commercial setbacks might impact the implementation or effectiveness of youth access prevention mechanisms and surrounding infrastructure. If nonetheless there is a significant usage of our products or competitive products among youth or non-smokers, even in situations over which we have no control, our reputation and credibility may suffer, the regulatory approach to our products may become more restrictive, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs may be significantly impacted.

Moreover, the FDA’s premarket tobacco product and modified risk tobacco product authorizations of two versions of our Platform 1 product are subject to strict marketing, reporting and other requirements. Although we have received these authorizations from the FDA, there is no guarantee that the product will remain authorized for sale in the U.S., or whether new versions of the products (Platform 1 or other smoke-free platforms) will receive necessary authorizations, particularly if there is a significant uptake in youth or non-smoker initiation.

The financial and business performance of our reduced-risk products is less predictable than our cigarette business.
Our RRPs are novel products in a new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, particularly during the early stages of this new product category, during the COVID-19 pandemic as a result of unpredictability due to shortage of key components in our supply chain, or due to geopolitical or macroeconomic events that negatively impact RRP availability or adoption, which in turn may have a material adverse effect on our results of operation.

We may be unsuccessful in our efforts to differentiate reduced-risk products and cigarettes with respect to taxation.
To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes due to the absence of combustion, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, we are unable to predict whether regulators will be issuing new regulations where RRP will be equally taxed in line with other tobacco products such as ordinary cigarettes. However, if we cease to be successful in these efforts, RRP unit margins may be materially adversely affected, which in turn may have a material adverse effect on our results of operation.

Consumption of tax-paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking and health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in Item 7, Business Environment. A continuous decline in the consumption of cigarettes could have a material adverse effect on our revenue and profitability, which in turn may have a material adverse effect on our ability to fund our smoke-free transformation.

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

Each of these risks could have a material adverse effect on our business, operations, results of operations, revenues, cash flow and profitability.

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
We are subject to income tax laws in the United States and numerous foreign jurisdictions. Changes in the U.S. tax system, including significant increases in the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries could be enacted. Such changes could have a material adverse impact on our effective tax rate thereby reducing our net earnings. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which recommended changes to numerous long-standing tax principles. If implemented, such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, or positions, could also have a material adverse impact on our effective tax rate thereby reducing our net earnings. In future periods, our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates.

As a result of Russia’s invasion of Ukraine, certain taxing jurisdictions, including the U.S., have proposed punitive tax legislation applicable to companies doing business in Russia, which could also have a material adverse impact on our effective tax rate if enacted thereby reducing our net earnings.

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
In 2022, Russia accounted for around 9% of our total cigarette and heated tobacco unit shipment volume, and around 7% of our total net revenues. Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume, and around 1% of our total net revenues. Historically, we also produced finished goods in Ukraine for export and manufactured products in Russia. In 2022, as a result of Russia’s invasion of Ukraine, we suspended planned investments and scaled down our manufacturing operations in Russia. In Ukraine, we have temporarily reduced operations, including closing our factory in the country.

The short and long-term implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. The likelihood of retaliatory action by the Russian government against companies, including us, as a result of actions and statements made in response to the Russian invasion, including the possibility of legal action against us or our employees or nationalization of foreign businesses or assets, including cash reserves held in Russia and intangible assets such as trademarks, is impossible to predict. We are continuously assessing the evolving situation in Russia, including: recent regulatory constraints in the market that entail very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities; and restrictions resulting from international regulations. In Ukraine, there is no way to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

The conflict also continues to elevate the likelihood of supply chain disruptions, both in the region and globally, and may inhibit our ability to timely source materials and services needed to make and sell our products. For example, historically we sourced certain finished goods, production materials and components from both Russia and Ukraine, including printed materials and filters, and the invasion has, and may continue to, disrupt the availability of and impact our supply chain for these materials. These disruptions, to the extent we are unable to find alternative sources or otherwise address these supply constraints, may impact the availability and cost of our products in other markets, which would adversely impact our business, results of operations, cash flows and financial position, and may result in impairment charges. Furthermore, the imposition of various restrictions on transactions with parties from certain jurisdictions, the ban on exports of various products, and other economic and financial restrictions may adversely affect certain third parties with which we do business in Russia, such as customers, suppliers, intermediaries, service providers and banks.

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

The conflict may also have the effect of heightening many other risks disclosed in this Form 10-K, any of which could adversely affect our business, results of operations, cash flows or financial position. Such risks could affect, without limitation, the achievement of our strategic priorities, including achievement of our RRP growth targets; the availability of third-party manufacturing resources; the availability of attractive acquisition and strategic business opportunities and our ability to fully realize the benefits of these transactions; our ability to attract, motivate, and retain the best global talent; and our loss of revenue from counterfeiting and similar illicit activities.

Risks Related to Sourcing and Distribution of Products, Services and Materials

Use of third-parties may negatively impact the distribution, quality, and availability of our products and services, and we may be required to replace third-party contract distributors, manufacturers or service providers.
We increasingly rely on third-parties and their subcontractors/suppliers, sometimes concentrated in a specific geographic area, for product distribution and to manufacture some of our products and product parts (particularly, the electronic devices and accessories), as well as to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiencies and decrease our operating costs, they also diminish our direct control. Such diminished control may lead to disruption in the distribution of our products and may have a material adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and our costs may increase significantly if we must replace such third parties with other partners or our own resources.

The effects of climate change and legal or regulatory responses related to climate change may have a negative impact on our business and results of operations.
While we seek to mitigate our business risks associated with climate change by establishing environmental goals and standards and seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent climate-related risks wherever business is conducted. Among other potential impacts, climate change could influence the quality and volume of the agricultural products we rely on, including tobacco, due to a number of factors beyond our control, including more frequent variations in weather patterns, extreme weather events causing unexpected downtime and inventory losses, other adverse weather conditions, and governmental restrictions on trade, all of which may lead to disruption of operations at factories, warehouses and other premises.

Furthermore, risks related to natural ecosystems degradation, decreased agricultural productivity in certain regions of the world, biodiversity loss, water resource depletion and deforestation, which are partially driven or exacerbated by climate change, may disrupt our business operations or those of our suppliers and business partners.

There is an increased focus by foreign, federal, state and local regulatory and legislative bodies regarding environmental policies relating to climate change. New climate-related legal or regulatory requirements may lead to additional carbon taxation, energy price increases, new compliance costs, increased distribution and supply chain costs, and other expenses impacting our cost of operation. Even if we make changes to align ourselves with legal or regulatory requirements, we may still be subject to significant penalties if such laws or regulations are interpreted and applied in a manner inconsistent with our practices.

Government mandated prices, production control programs, and shifts in crops driven by economic conditions may increase the cost or reduce the quality of the tobacco and other agricultural products used to manufacture our products.
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
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Natural disasters, extreme weather events, pandemics, economic, political, regulatory, acts of war or threats of war, or other developments could disrupt or increase the expenses related to our supply chain, manufacturing capabilities, distribution capabilities, or the energy and other utility services required to operate our factories, warehouses, and other premises. Our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. In addition, such developments – including the impact on energy prices and availability in the EU and elsewhere resulting from the invasion of Ukraine by Russia – could increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our operations, volumes, revenue, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine and climate change above and with the COVID-19 pandemic below.

In certain markets, we are dependent on governmental approvals of various actions such as price changes, and failure to obtain such approvals could impair growth of our profitability.

In addition, despite our high ethical standards and rigorous controls and compliance policies aimed at preventing and detecting unlawful conduct, given the breadth and scope of our international operations, we may not be able to detect all potential improper or unlawful conduct by our employees and partners. Such improper or unlawful conduct (actual or alleged) could lead to litigation and regulatory action, cause damage to our reputation and that of our brands, and result in substantial costs.

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
Increasing inflationary pressures may result in significant increases to our expenses, including direct materials, wages, energy, and transportation costs. While we take actions, wherever possible, to reduce the impact of the effects of inflation, in cases of sustained and elevated inflation across several of our major markets, it may be difficult to effectively control the increases to our costs. Increased inflation also has and may continue to lead to interest rate increases, thereby increasing our interest expense. Increasing inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products. If we are unable to increase our prices or take other actions to mitigate the effect of increasing inflationary pressures, our profitability and financial position could be negatively impacted.

Risks Related to Legal Challenges and Investigations

Litigation related to tobacco use and exposure to environmental tobacco smoke could substantially reduce our profitability and could severely impair our liquidity.
There is litigation related to tobacco products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate publicly. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets. Also see Item 8, Note 18. Contingencies to our consolidated financial statements for a discussion of pending litigation.

From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Item 8, Note 18. Contingencies—Other Litigation and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results

by Business Segment—Business Environment—Governmental Investigations” for a description of certain governmental investigations to which we are subject.

We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold. If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new RRPs and improve our products, and thus have a material adverse effect on our revenue and our profitability. In addition, if, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Item 8, Note 18. Contingencies—Other Litigation to our consolidated financial statements for a description of certain intellectual property proceedings.

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

Competitors in our industry include British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, and some international competitors may be less susceptible to changes in currency exchange rates than we are. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, while not relying on scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs, all of which could have a material adverse effect on our profitability and results of operations.

We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions, accessibility to our products and availability of accurate information related to our products.

To be successful, we must:

•	promote brand equity successfully;
•	anticipate and respond to new adult consumer trends;
•	ensure that our products meet our quality standards;
•	develop new products and markets and broaden brand portfolios;
•	improve productivity;
•	educate and encourage adult smokers to convert to our RRPs;
•	ensure effective adult consumer engagement, including communication about product characteristics and usage of RRPs;
•	provide excellent customer care;
•	ensure adequate production capacity to meet demand for our products; and
•	be able to protect or enhance margins through price increases.

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

Risks Related to the Impact of a Pandemic on our Business

Our business, results of operations, cash flows and financial position may be materially adversely impacted by an epidemic, endemic or pandemic, such as COVID-19.
The outbreak of the global COVID-19 pandemic in 2020 has created significant societal and economic disruption, and resulted in the closures of stores, factories and offices, and restrictions on manufacturing, distribution and travel, all of which have and may continue to adversely impact our business, results of operations, cash flows and financial position. Our business continuity plans and other safeguards may not be effective to mitigate the ongoing or potential impact of COVID-19 or other epidemics, endemics, or pandemics.

The production of our RRP portfolio requires various components and materials, and we believe that there is an adequate supply of such components and materials in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we have been successful in maintaining adequate supply of such components and materials during the ongoing COVID-19 pandemic so far, the COVID-19 pandemic, or another epidemic, endemic or pandemic, may disrupt that supply, whether through regulatory enforced actions taken to contain its spread, or through other supply chain disruptions caused by such epidemic, endemic or pandemic. This could negatively impact the commercialization of our RRPs.

Significant risks to our business during an epidemic, endemic or pandemic, such as the ongoing consequences of the COVID-19 outbreak, also include:

•	our diminished ability to convert adult smokers to our RRPs;
•	significant volume declines in our duty-free business and certain other key markets;
•	disruptions or delays in our manufacturing and supply chain, including delays and increased costs in the shipment of parts to manufacture our products or for the products themselves;
•	increased currency volatility; and
•	delays in certain cost saving, transformation and restructuring initiatives.

The significant adverse effect of an epidemic, endemic or pandemic on the economic or political conditions in markets in which we operate could result in changes to the preferences of our adult consumers and lower demand for our products, particularly for our mid-price or premium-price brands.

Each of these risks could have a material adverse effect on our business, operations, results of operations, revenues, cash flow and profitability.

Risks Related to Illicit Trade

We lose revenues as a result of counterfeiting, contraband, cross-border purchases, "illicit whites," non-tax-paid volume produced by local manufacturers, and counterfeiting of our Platform 1 device and heated tobacco units.
Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, legal cross-border purchases, "illicit whites" and non-tax-paid volume produced by local manufacturers. Our revenues and consumer satisfaction with our Platform 1 device and heated tobacco units may be materially adversely affected by counterfeit products that do not meet our product quality standards and scientific validation procedures.

Risks Related to Cybersecurity and Data Governance

The failure or disruption of our information technology networks and systems, or those managed by third-party service providers or owned by our business partners and used in furtherance of PMI’s business, due to cybersecurity attacks; unauthorized attempts to corrupt or extract data; security vulnerabilities; misconfigurations; human error; or failure or inability by us, third-parties, or our business partners to adhere to cybersecurity industry best practices, could place us at a competitive disadvantage, cause reputational damage, impact our operations, result in data breaches, significant business disruption, litigation, regulatory action including significant fines or penalties, financial impact, loss of revenue or assets, including our intellectual property, personal, confidential, or sensitive data.
We and our business partners heavily rely on information technology networks and systems, including those connected to the Internet, to help manage business processes and operations, including the collection, storage, interpretation, and processing of confidential, sensitive, personal and other data; internal and external communications; marketing and e-commerce activities; the manufacture, sale, and distribution of our products; management of third-party business relationships; engagement with governmental authorities; innovation through research and development; and other activities necessary for business operations. Some of these information systems and networks are developed, supplied, or managed by third-party service providers that may make us vulnerable to “supply chain” style cyberattacks.

Cyberattacks, security incidents and vulnerabilities impacting PMI, newly acquired companies, our business partners, or our third-party providers, continue to dynamically evolve in sophistication and volume, making it difficult for us to predict probability, frequency, and impact severity of security incidents. Further, it may be inherently difficult to detect vulnerabilities during due diligence, for long periods of time, or soon enough to mitigate exploitation. There can be no assurance that such security incidents or vulnerabilities will not have a material adverse effect on us in the future.

We continue to make investments in administrative, technical, and physical safeguards to maintain information security protections in line with industry standards and best practices. We evaluate the adequacy of preventative actions to reduce security incidents on an ongoing basis.

Our safeguards may not, however, be effective in mitigating the impact of service disruptions or other failures of these information technology networks and systems. Failure to timely respond and mitigate security incidents, could result in wide-ranging business interruptions. Such security incidents could place us at a competitive disadvantage; result in financial impacts, a loss of revenue, assets, including our intellectual property, personal or other sensitive data; result in litigation and regulatory action including significant fines or penalties; impact our operations; cause damage to our reputation and that of our brands; and result in significant remediation and other costs.

Our or our business partners’ failure or inability to adhere to privacy, data, artificial intelligence and information security laws could result in business disruption, loss of reputation and consumer trust, litigation, regulatory action including significant fines or penalties, financial impact, and loss of revenue, assets or personal, confidential, or sensitive data.
An actual or alleged failure to comply with complex and changing privacy, data, artificial intelligence and information security laws and regulations under the EU General Data Protection Regulation, various United States state and federal laws, and other similar privacy and information security laws across the jurisdictions in which PMI operates, such as the failure to protect personal data; implement appropriate technological and reasonable security measures; respect the privacy rights of data subjects; provide sufficient detailed notices of personal data processing; retrieve consent and provide opt-outs; meet stringent timeframe requirements for incident reporting to regulatory authorities; comply with artificial intelligence regulations; and others, could have a material adverse effect on us, subject us to substantial fines and/or legal challenges, and/or harm our business, reputation, financial condition, or operating results. Such laws and regulations across the jurisdictions in which PMI operates may vary, resulting in inconsistent or conflicting legal obligations.

Risks Related to the Acquisitions of Swedish Match, OtiTopic, Inc. ("OtiTopic"), Fertin Pharma A/G ("Fertin Pharma") and Vectura Group Ltd. ("Vectura") (collectively, the "Acquisitions")

As previously disclosed in this Form 10-K, since 2021, we have acquired Swedish Match, OtiTopic, Fertin Pharma and Vectura, and have launched a new Wellness and Healthcare business consolidating OtiTopic, Fertin Pharma and Vectura: Vectura Fertin Pharma.

We may be unable to successfully integrate and realize the expected benefits from the Acquisitions.
The successful integration of the acquired businesses and their operations into those of our own and our ability to realize the benefits of the Acquisitions, are subject to a number of risks and uncertainties, many of which are not in our control. The risks and uncertainties relating to integrating the businesses acquired include, among other things: (i) the challenge of integrating complex organizations, systems, operating procedures, industry specific compliance programs, technology, networks and other assets of the businesses that we acquire, and the costs related to such integration efforts; (ii) the possibility that we are unable to gain access to differentiated intellectual property, proprietary technology, and pharmaceutical development expertise as anticipated by these Acquisitions, and thus fail to realize our desired entry into additional smoke-free, wellness, therapeutic and healthcare platforms; (iii) the challenge of integrating the cultures and business practices of each of Swedish Match, Fertin Pharma and Vectura to our culture and business practices, which if not managed correctly, could lead to difficulties in retaining key management and other key employees; and (iv) the challenge of achieving a successful integration as a result of our affiliation to our combustible product portfolio. In addition, even if we are able to successfully integrate, the anticipated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the success of the Acquisitions also depends on Swedish Match's continued growth in highly competitive markets and on the success of the research and development efforts of Vectura Fertin Pharma, including the ability to obtain regulatory approval for new products, and the ability to commercialize or license these new products developed by them. Moreover, our combustible product portfolio may stand in the way of introducing and growing new product categories, and may prevent our business from developing a long-term sustainable ecosystem of products in the wellness, therapeutic, and healthcare categories.

The businesses that we acquire in the Acquisitions may have liabilities that are not known to us.
The businesses that we have acquired in the Acquisitions may have liabilities that we were unable to identify, or were unable to discover, in the course of performing our due diligence investigations during the Acquisitions thereof. We cannot assure you that the indemnification available to us under the respective acquisition agreements, will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the respective business or property that we will assume upon consummation of each acquisition. Furthermore, the acquisition of Swedish Match was structured as a direct purchase of shares from Swedish Match shareholders and therefore did not include an acquisition agreement or indemnification rights. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

PMI, Swedish Match and Vectura Fertin Pharma may be subject to uncertainties that could adversely affect our respective businesses, and adversely affect the financial results of our combined businesses.
Our success following these Acquisitions will depend in part upon our ability and the ability of each of Swedish Match and Vectura Fertin Pharma to maintain business relationships. Uncertainty about the effect of the Acquisitions on customers, suppliers, employees and other constituencies of each of Swedish Match, Fertin Pharma and Vectura, may have a material adverse effect on us and/or the businesses that we have acquired through the Acquisitions. Customers, suppliers and others who do business with Swedish Match or Vectura Fertin Pharma may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships, or take other actions as a result of the Acquisitions, which could negatively affect the revenues, earnings and cash flows of our company or the businesses that we have acquired. Regulatory changes may have an impact on the development and/or commercialization of products which originate from the Swedish Match or Vectura Fertin Pharma value chains, as well as our revenues, earnings and cash flow. If we are unable to maintain the business and operational relationships of Swedish Match, or of Vectura Fertin Pharma, our financial position, results of operations or cash flows upon combining with these companies could be adversely affected.

Item 1B.Unresolved Staff Comments.
None.

Item 2. Properties.

We own or lease various manufacturing, office and research and development facilities in locations around the world. We own properties in Switzerland where our operations center and state-of-the-art research and development facility are located.

At December 31, 2022, we operated and owned a total of 53 manufacturing facilities across our segments. Among them, 8 factories produced heated tobacco units. The Swedish Match acquisition expanded our manufacturing footprint with the addition of 14 owned manufacturing facilities, which are included in the total above. The manufacturing facilities acquired from Swedish Match are primarily engaged in the production of smoke-free products.

In 2022, certain facilities each manufactured over 30 billion units (cigarettes and heated tobacco units combined). The largest manufacturing facilities, in terms of volume, are located in Turkey (ME&A), Indonesia (S&SA), Poland (EU), Russia (EE), Italy (EU), the Philippines (S&SA), Lithuania (EU), Czech Republic (EU) and Portugal (EU). As part of our global operating model, products manufactured in a particular manufacturing facility are not necessarily distributed in the operating segment where the facility is located.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, and we are progressing with our plans to build manufacturing capacity for our other RRP and smoke-free platforms. We will continue to optimize our manufacturing infrastructure.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange (ticker symbol "PM"). At January 31, 2023, there were approximately 43,700 holders of record of our common stock.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2017, in PMI common stock (at prices quoted on the New York Stock Exchange), and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
PMI
PMI Peer Group (1)
S&P 500 Index
$200
$175
$150
$125
$100
$75
$50
2017
2018
2019
2020
2021
2022

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2017	$100.00	$100.00	$100.00
December 31, 2018	$66.80	$89.40	$93.80
December 31, 2019	$90.10	$110.80	$120.80
December 31, 2020	$93.60	$118.50	$140.50
December 31, 2021	$113.10	$137.10	$178.30
December 31, 2022	$127.00	$132.90	$143.60

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
Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2022

Our share repurchase activity for each of the three months in the quarter ended December 31, 2022, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2022 – October 31, 2022 (1)		$—	10,481,359	$6,016,847,275
November 1, 2022 – November 30, 2022 (1)		$—	10,481,359	$6,016,847,275
December 1, 2022 – December 31, 2022 (1)		$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2022 – October 31, 2022 (2)	3,753	$85.29
November 1, 2022 – November 30, 2022 (2)	3,421	$90.52
December 1, 2022 – December 31, 2022 (2)	1,703	$97.40
For the Quarter Ended December 31, 2022	8,877	$89.63

(1)On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period that commenced in July 2021. These share repurchases have been made pursuant to the $7 billion program. On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. For further details on the offer, see the Acquisitions and Other Business Arrangements section of Part II, Item 7 of this Form 10-K.
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

Description of Our Company

We are a leading international tobacco company working to deliver a smoke-free future and to evolve our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, which include heat-not-burn, vapor, and oral nicotine products. Since 2008, we have invested more than $10.5 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. The U.S. Food and Drug Administration ("FDA") has authorized versions of our IQOS Platform 1 devices and consumables, and Swedish Match's General snus, as Modified Risk Tobacco Products (MRTPs). We describe the MRTP orders in more detail in the "Business Environment" section of this Item 7.

As of December 31, 2022, we managed our business in six geographical segments, a Swedish Match segment and a Wellness and Healthcare segment:

•European Union ("EU");
•Eastern Europe ("EE");
•Middle East & Africa ("ME&A"), which includes our international duty free business;
•South & Southeast Asia ("S&SA");
•East Asia & Australia ("EA&A");
•Americas ("AMCS");
•Swedish Match, which reflects our fourth quarter 2022 acquisition of the company; and
•Wellness and Healthcare ("W&H"), which includes the operating results of our new Wellness and Healthcare business, Vectura Fertin Pharma. In the third quarter of 2021, we acquired Fertin Pharma A/S, Vectura Group plc. (also known as Vectura Group Ltd.) and OtiTopic, Inc. On March 31, 2022, we launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this new business are reported in the Wellness and Healthcare segment.

To further support the growth of our smoke-free business, reinforce consumer centricity, and increase the speed of innovation and deployment, in January 2023, we rearranged our operations in four geographical segments, down from the current six and as follows:
•Europe Region is headquartered in Lausanne, Switzerland, and covers all the European Union countries, Switzerland, the United Kingdom, and also Ukraine, Moldova and Southeast Europe;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region is headquartered in Dubai, United Arab Emirates. It covers South and Southeast Asia, the African continent, the Middle East, Turkey, as well as Israel, Central Asia, Caucasus and Russia;
•East Asia, Australia, and PMI Duty Free Region is headquartered in Hong Kong, and includes the consolidation of our international duty free business with East Asia & Australia; and
•Americas Region is headquartered in Stamford, Connecticut, and covers the United States, Canada and Latin America.

The operations of Swedish Match and our Wellness and Healthcare segment remained unchanged. We will report our financial results based on the new geographical segments as of the first quarter of 2023.

In November 2022, we completed the relocation of our corporate headquarters, including our AMCS headquarters, from New York, New York, to Stamford, Connecticut.

Our cigarettes are sold in approximately 175 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

Smoke-free products ("SFPs") is the term we primarily use to refer to all of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine. In addition, SFPs include wellness and healthcare products, as well as consumer accessories such as lighters and matches.

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking. We have a range of RRPs in various stages of development, scientific assessment and commercialization. Our RRPs are SFPs that contain and/or generate far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke. IQOS is the leading brand in our SFP portfolio. As of December 31, 2022, our smoke-free products were available for sale in 73 markets.

In 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group plc and Fertin Pharma A/S, as noted above, which provide essential capabilities for future product development. Now, through our Vectura Fertin Pharma subsidiary, with a strong foundation and significant expertise in life sciences, we aim to expand into wellness and healthcare areas.

In 2022, we acquired Swedish Match AB, a market leader in oral nicotine delivery with a significant presence in the United States market. The Swedish Match acquisition is a key milestone in PMI’s transformation to becoming a smoke-free company. Swedish Match already has a leading nicotine pouch franchise in the U.S. under the ZYN brand name. The Swedish Match product portfolio is complementary to our existing portfolio, permitting us to bring together a leading oral nicotine product with the leading heat-not-burn product. By joining forces with Swedish Match, we expect to accelerate the achievement of our joint smoke-free ambitions, switching more adults who would otherwise continue to smoke to better alternatives faster than either company could achieve separately.

For further details of our 2021 and 2022 acquisitions, see Item 8, Note 3. Acquisitions and Note 13. Segment Reporting

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

War in Ukraine

Since the onset of the war in Ukraine, our main priority has been the safety and security of our more than 1,300 employees and their families in the country. PMI has helped to evacuate more than 1,000 people from Ukraine and relocate over 2,700 others from conflict zones to locations in the country away from the heaviest fighting; provided critical aid to employees who cannot leave or who decide to remain in Ukraine; and provided those who have left the country with a range of support in neighboring countries. We are continuing to pay salaries to all our Ukrainian employees and are also providing substantial in-kind support to them and their families. In addition, we have contributed approximately $10 million in funds and donated essential items across the country.
On February 25, 2022, in order to preserve the safety of our employees, we announced the temporary suspension of our commercial and manufacturing operations in Ukraine, including at our factory in Kharkiv. We subsequently resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended.
In 2022, Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume and around 1% of our total net revenues. As of December 31, 2022, our Ukrainian operations had approximately $0.4 billion in total assets, excluding intercompany balances.

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

We are continuously assessing the evolving situation in Russia, including: recent regulatory constraints in the market that entail very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities; and restrictions resulting from international regulations.

In 2022, Russia accounted for approximately 9% of total shipment volumes and around 7% of our total net revenues. As of December 31, 2022, our Russian operations had approximately $2.5 billion in total assets, excluding intercompany balances, of which approximately $0.6 billion consisted of cash and equivalents held mostly in local currency (Russian rubles).
We recorded pre-tax charges related to the war in Ukraine of approximately $151 million in 2022 (including humanitarian efforts). This includes charges in Russia related to the cancellation of the planned launch of ILUMA and the planned production of related heated tobacco units.

These developments above have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

For further details, see Item 8, Note 4. War in Ukraine to our consolidated financial statements as well as Item 1A. Risk Factors and the "Trade Policy" section of this MD&A.

Agreement with Altria Group, Inc. regarding Commercialization of IQOS in the U.S.
On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024, PMI will have the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of $2.7 billion, with $1.0 billion paid at the inception of the agreement and the remaining $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)), to be paid by July 2023 at the latest.
For further details, see Item 8, Note 3. Acquisitions.

Swedish Match Acquisition
On November 11, 2022, Philip Morris Holland Holdings B.V. (“PMHH”), a wholly owned subsidiary of PMI, acquired a controlling interest of 85.87% of the total issued and outstanding shares in Swedish Match. Swedish Match's operating results beginning on November 11, 2022 through December 31, 2022, are included in PMI's consolidated statement of earnings and disclosed as a separate segment.

On November 28, 2022, PMHH announced that it had acquired 93.11% of the shares in Swedish Match and intended to: (i) initiate compulsory redemption under the Swedish Companies Act to acquire all remaining shares in Swedish Match; and (ii) request delisting of Swedish Match’s shares from Nasdaq Stockholm.

On December 16, 2022, Swedish Match announced that the compulsory redemption process had been initiated. On December 30, 2022, the shares of Swedish Match were delisted from Nasdaq Stockholm, by which time PMHH had become the owner of 94.81% of Swedish Match's shares.

For further details, see Item 8, Note 3. Acquisitions.

KT&G

On January 30, 2023, PMI announced a long-term collaboration with KT&G, South Korea’s leading tobacco and nicotine manufacturer, to continue to commercialize KT&G’s innovative smoke-free devices and consumables on an exclusive, worldwide basis (excluding South Korea).

The agreement covers fifteen years, to January 29, 2038, with performance-review cycles and associated commitments, based on volume, to be confirmed for each three-year period, to allow flexibility for evolving market conditions.

For further details, see "Acquisitions and Other Business Arrangements" section of this MD&A.

Consolidated Operating Results

•Net Revenues – Net revenues of $31.8 billion for the year ended December 31, 2022, increased by $0.4 billion, or 1.1%, from the comparable 2021 amount. The change in our net revenues from the comparable 2021 amount was driven by the following (variances not to scale):
Net revenues, excluding currency and acquisitions, increased by 8.0%, mainly reflecting: favorable volume/mix, primarily driven by higher heated tobacco units ("HTU") volume and device volume, partly offset by lower cigarette volume and unfavorable device mix, cigarette mix and HTU mix; a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing and lower HTU (net) pricing; and a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Other" and further described in the following "Diluted Earnings Per Share" discussion.

In 2022, Russia and Ukraine accounted for around 8% of PMI's total net revenues.

Net revenues by product category for the years ended December 31, 2022 and 2021, are shown below:

Following the Swedish Match acquisition and a review of PMI and Swedish Match’s combined product portfolio, PMI reclassified certain of its own products previously reported under its combustible tobacco product category to the newly created smoke-free product category to better reflect the characteristics of these products. This reclassification did not impact PMI’s segment reporting, consolidated financial position, results of operations or cash flows in any of the periods presented. For further details, see Item 8, Note 13. Segment Reporting.

•Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2022, from the comparable 2021 amounts, were as follows:

	Diluted EPS	% Change
For the year ended December 31, 2021	$5.83

2021 Asset impairment and exit costs	0.12
2021 Saudi Arabia customs assessments	0.14
2021 Asset acquisition cost	0.03
2021 Equity investee ownership dilution	(0.04)
2021 Amortization and impairment of intangibles	0.05
2021 Tax items	—
Subtotal of 2021 items	0.30

2022 Charges related to the war in Ukraine	(0.08)
2022 Fair value adjustment for equity security investments	0.02
2022 Amortization and impairment of intangibles	(0.15)
2022 Costs associated with Swedish Match AB offer	(0.06)
2022 Swedish Match AB acquisition accounting related item	(0.06)
2022 Tax benefit associated with Swedish Match AB financing	0.13
2022 Tax items	0.03
Subtotal of 2022 items	(0.17)

Currency	(0.77)
Interest	0.02
Change in tax rate	0.03
Operations	0.57
For the year ended December 31, 2022	$5.81	(0.3)%

Asset impairment and exit costs – During 2021, we recorded pre-tax asset impairment and exit costs of $216 million, representing $181 million net of income tax and a diluted EPS charge of $0.12 per share, related to the organizational design optimization plan, primarily in Switzerland, and the product distribution restructuring in South Korea. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2021. For further details, see Item 8, Note 20. Asset Impairment and Exit Costs.

Saudi Arabia customs assessments – In June 2021, the Customs Appeal Committee in Riyadh notified our distributors in Saudi Arabia of its decisions to largely reject their challenges of the Saudi Arabia Customs General Authority assessments as described in Item 8, Note 18. Contingencies. On the basis of these decisions and in line with arrangements with the distributors, we recorded a pre-tax charge of $246 million in the second quarter of 2021 (representing $215 million net of income tax and a diluted EPS charge of $0.14 per share). The pre-tax charge was recorded as a reduction of net revenues on the consolidated statement of earnings for the year ended December 31, 2021, and was included in the Middle East & Africa segment results.

Asset acquisition cost – In August 2021, we acquired 100% of OtiTopic, Inc., a U.S. respiratory drug development company with a late-stage dry powder inhalation aspirin treatment for acute myocardial infarction. We accounted for this transaction as an asset acquisition since the acquired in-process research and development ("IPR&D") of the dry powder inhalation aspirin treatment represented substantially all of the fair value of the gross assets acquired. At the date of acquisition, we determined that the acquired IPR&D had no alternative future use. As a result, we recorded a pre-tax charge of $51 million (representing a $0.03 per share charge to diluted EPS) to research and development costs within marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2021. For further details, see Item 8, Note 3. Acquisitions.

Equity investee ownership dilution – In 2021, our equity method investee, Medicago Inc., initiated additional rounds of equity funding in which we did not participate. As a result, our share of holdings in Medicago Inc. was reduced from approximately 32% at December 31, 2020, to approximately 23% as of December 31, 2021. The ownership dilution resulted in a $0.04 per share favorable impact to diluted EPS and income of $55 million to equity investments and securities (income)/loss, net in the consolidated statements of earnings for the year ended December 31, 2021. For further details, see Item 8, Note 18. Contingencies - Third Party Guarantees.

Amortization and impairment of intangibles – During 2022 and 2021, we recorded amortization and impairment of intangibles of $271 million (representing $227 million net of income tax or $0.15 per share decrease in diluted EPS) and $96 million (representing $78 million net of income tax or $0.05 per share decrease in diluted EPS), respectively. The pre-tax amortization and impairment of intangibles amount in 2022 consisted of amortization expense of $159 million primarily due to increased acquired intangible assets recorded as a result of our acquisitions in the third quarter of 2021, and an impairment charge of $112 million reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. For further details, see Item 8, Note 3. Acquisitions and Note 5. Goodwill and Other Intangible Assets, net.

Charges related to the war in Ukraine – During 2022, we recorded a pre-tax charge of $151 million, representing $128 million net of income tax and a diluted EPS charge of $0.08 per share, related to circumstances driven by the war, including machinery and inventory write-downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. For further details, see Item 8, Note 4. War in Ukraine.

Fair Value adjustment for equity security investments – During 2022, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka ($0.02 per share increase in diluted EPS). For further details, see Item 8, Note 6. Related Parties - Equity Investments and Other.

Costs associated with Swedish Match AB offer – During 2022, we incurred pre-tax costs associated with the Swedish Match acquisition of $116 million (representing $99 million net of income tax and a diluted EPS charge of $0.06 per share) primarily related to financing costs, derivative financials instruments and certain transaction related costs. These pre-tax costs of $116 million were recorded in marketing, administration and research costs ($115 million expense) and interest expense, net ($1 million expense) on our consolidated statement of earnings for the year ended December 31, 2022.

Swedish Match AB acquisition accounting related item – Following the Swedish Match acquisition, we recorded pre-tax purchase accounting adjustments of $125 million related to the sale of acquired inventories stepped up to fair value (representing $94 million net of income tax and a diluted EPS charge of $0.06 per share). These pre-tax adjustments were recorded in cost of sales in the consolidated statements of earnings for the year ended December 31, 2022. For further details, see Item 8, Note 3. Acquisitions.

Income taxes – The 2022 Tax benefit associated with Swedish Match AB financing that increased our 2022 diluted EPS by $0.13 per share in the table above was due to a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in the consolidated statements of stockholders' (deficit) equity at December 31, 2022. The 2022 Tax items that increased our 2022 diluted EPS by $0.03 per share in the table above were due to a reduction in deferred tax liabilities related to pension plan assets of $40 million. The change in the tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily due to changes in income tax reserves.

Currency – The unfavorable impact of $0.77 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound, Euro, Hungarian forint, Japanese yen and Polish zloty, partially offset by the Russian ruble and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.02 per share from interest in the table above was primarily driven by the repayment of long-term debt maturing in 2021 and 2022, and higher net interest income driven by higher interest rates, partially offset by higher interest expense in connection with the Swedish Match acquisition.

Operations – The increase in diluted EPS of $0.57 per share from our operations in the table above was due primarily to the following segments:

•European Union: Favorable volume/mix, partly offset by unfavorable pricing, higher manufacturing costs and higher marketing, administration and research costs;
•Middle East & Africa: Favorable volume/mix, favorable pricing and lower marketing, administration and research costs, partly offset by higher manufacturing costs; and

•South & Southeast Asia: Lower marketing, administration and research costs and favorable pricing, partly offset by unfavorable volume/mix;
partially offset by
•East Asia & Australia: Unfavorable volume/mix and higher manufacturing costs, partly offset by lower marketing, administration and research costs;
•Wellness and Healthcare: Primarily reflecting investments in research and development, as well as expenses related to employee retention programs;
•Americas: Higher marketing, administration and research costs and higher manufacturing costs, partly offset by favorable pricing; and
•Eastern Europe: Unfavorable volume/mix, higher manufacturing costs and higher marketing, administration and research costs, partly offset by favorable pricing.

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

Acquisitions - PMI accounts for business combinations using the acquisition method of accounting. PMI allocates the purchase price of an acquired business to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with the excess recorded as Goodwill. The fair value of the applicable assets acquired and liabilities assumed is determined through established valuation techniques, such as the income, cost or market approach. PMI may utilize third-party valuation experts to assist in the fair value determination of certain assets acquired and liabilities assumed. The determination of fair value requires management to make judgements and may involve the use of significant estimates, including assumptions with respect to estimated projected revenue growth, future cash flows, terminal growth rates, useful economic lives of intangible assets acquired, discount rates, royalty rates and other factors. Certain acquired intangibles are expected to have indefinite lives based on their history and PMI’s intent to continue to support and build the intangible.

Although PMI believes its estimates of fair value are reasonable, actual financial results could differ from those estimates. Changes in assumptions related to future financial results or other underlying assumptions could have a significant impact on the determination of the fair value of the intangible assets acquired.

See Item 8, Note 3. Acquisitions to our consolidated financial statements for details of the critical accounting estimates relevant to the business combinations in the periods presented in this Form 10-K.

Revenue Recognition - We recognize revenue as performance obligations are satisfied. Our primary performance obligation is the distribution and sales of cigarettes and smoke-free products, including heat-not-burn, vapor and oral nicotine products. Our performance obligations are typically satisfied upon shipment or delivery to our customers. PMI estimates the cost of sales returns based on historical experience, and these estimates are immaterial. Estimated costs associated with warranty programs for IQOS devices are generally provided for in cost of sales in the period the related revenues are recognized, based on a number of factors, including historical experience, product failure rates and warranty policies. The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration where applicable. Such variable consideration is typically not constrained and is estimated based on the most likely amount that PMI expects to be entitled to under the terms of the contracts with customers, historical experience of discount or rebate redemption, where relevant, and the terms of any underlying discount or rebate programs, which may change from time to time as the business and product categories evolve.

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

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review. While PMI has the option to perform a qualitative assessment for both goodwill and non-amortizable intangible assets to determine if it is more likely than not that an impairment exists, PMI elects to perform the quantitative assessment for our annual impairment analysis. The impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of goodwill, we primarily use the market approach using earnings multiples of comparable global companies within the tobacco industry, supported by a discounted cash flow model. At December 31, 2022, the carrying value of our goodwill was $19.7 billion, which is related to ten geographical reporting units, each of which consists of a group of markets with similar operating and economic characteristics, Wellness and Healthcare business, Vectura Fertin Pharma and our 2022 acquisition. The acquisition of Swedish Match in 2022 is considered a separate operating segment. For additional information, see Item 8, Note 3. Acquisitions. The estimated fair value of each of our ten geographical reporting units, Wellness and Healthcare business and Swedish Match exceeded the carrying value as of December 31, 2022. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. We concluded that the fair value of our non-amortizable intangible assets exceeded the carrying value. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use. Since the March 28, 2008, spin-off from Altria Group, Inc., we have not recorded a charge to earnings for an impairment of goodwill or non-amortizable intangible assets.

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

Employee Benefit Plans - As discussed in Item 8, Note 14. Benefit Plans to our consolidated financial statements, we provide a range of benefits to our employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, mortality, turnover rates and health care cost trend rates. We review actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As permitted by U.S. GAAP, any effect of the modifications is generally amortized over future periods. We believe that the assumptions utilized in calculating our obligations under these plans are reasonable based upon our historical experience and advice from our actuaries.

Weighted-average discount rate assumptions for pension and postretirement plan obligations at December 31, 2022 and 2021 are as follows:

	2022	2021
Pension plans	3.03%	0.86%
Postretirement plans	5.89%	3.08%

We anticipate that assumption changes will decrease 2023 pre-tax pension and postretirement expense to approximately $91 million as compared with approximately $152 million in 2022, excluding amounts related to employee severance and early retirement programs. The anticipated decrease is primarily due to lower amortization of unrecognized actuarial losses of $168 million, coupled with lower service cost of $74 million, partially offset by higher interest cost of $167 million and other movements of $14 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans.  A fifty-basis-point decrease in our discount rate would increase our 2023 pension and postretirement expense by approximately $40 million, and a fifty-basis-point increase in our discount rate would increase our 2023 pension and postretirement expense by approximately $1 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2023 pension expense by approximately $37 million.

Income Taxes - Income tax provisions for jurisdictions outside the United States, as well as state and local income tax provisions, are determined on a separate company basis, and the related assets and liabilities are recorded in our consolidated balance sheets.

The extent of our operations involves dealing with uncertainties and judgments in the application of complex tax regulations in a multitude of jurisdictions. The final taxes paid are dependent upon many factors, including negotiations with taxing authorities in various jurisdictions and resolution of disputes arising from federal, state, and international tax audits. In accordance with the authoritative guidance for income taxes, we evaluate potential tax exposures and record tax liabilities for anticipated tax audit issues based on our estimate of whether, and the extent to which, additional taxes will be due. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would generally result. If payment of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary.

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

For further details, see Item 8, Note 12. Income Taxes to our consolidated financial statements.

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

Contingencies - As discussed in Item 8, Note 18. Contingencies, to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Much of the tobacco-related litigation is in its early stages, and litigation is subject to uncertainty. At the present time, except as stated otherwise in Item 8, Note 18. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

Consolidated Operating Results
Our net revenues and operating income by segment were as follows:

(in millions)	2022	2021	2020
Net Revenues
European Union	$12,119	$12,275	$10,702
Eastern Europe	3,725	3,544	3,378
Middle East & Africa	3,901	3,293	3,088
South & Southeast Asia	4,395	4,396	4,396
East Asia & Australia	5,132	5,953	5,429
Americas	1,903	1,843	1,701
Swedish Match	316	—	—
Wellness and Healthcare	271	101	—
Net revenues	$31,762	$31,405	$28,694
Operating Income (Loss)
European Union	$5,788	$6,119	$5,098
Eastern Europe	1,166	1,213	871
Middle East & Africa	1,758	1,146	1,026
South & Southeast Asia	1,459	1,506	1,709
East Asia & Australia	1,919	2,556	2,400
Americas	436	487	564
Swedish Match	(22)	—	—
Wellness and Healthcare	(258)	(52)	—
Operating income	$12,246	$12,975	$11,668

Items affecting the comparability of results from operations were as follows:

•Charges related to the war in Ukraine - See Item 8, Note 4. War in Ukraine for details of the $151 million pre-tax charges in the Eastern Europe segment for the year ended December 31, 2022.
•Swedish Match AB acquisition accounting related item - See Item 8, Note 3. Acquisitions for details of the $125 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the year ended December 31, 2022.
•Impairment of intangibles - See Item 8, Note 5. Goodwill and Other Intangible Assets, net for the details of the $112 million pre-tax impairment charge included in the Wellness and Healthcare segment within the operating income table above for the year ended December 31, 2022.
•Asset impairment and exit costs - See Item 8, Note 20. Asset Impairment and Exit Costs for details of the $216 million and $149 million pre-tax charges for the year ended December 31, 2021 and 2020, respectively, as well as a breakdown of these costs by segment.
•Saudi Arabia customs assessments - See Item 8, Note 18. Contingencies for the details of the $246 million reduction in net revenues of combustible tobacco products included in the Middle East & Africa segment for the year ended December 31, 2021.
•Asset acquisition cost - See Item 8, Note 3. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in the Wellness and Healthcare segment within the operating income table above for the year ended December 31, 2021.
•Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, PMI recorded a gain of $119 million for tax credits representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits were applied to tax liabilities in Brazil during 2021. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020 and was included in the operating income of the Americas segment. An additional amount of overpaid indirect taxes of approximately $90 million is dependent on the outcome of a challenge by the local tax authority.

Our net revenues by product category were as follows:

PMI Net Revenues by Product Category
(in millions)	2022	2021	2020
Combustible tobacco products
European Union	$7,212	$8,211	$8,052
Eastern Europe	2,410	2,240	2,250
Middle East & Africa	3,567	3,110	3,005
South & Southeast Asia	4,372	4,385	4,395
East Asia & Australia	2,138	2,414	2,468
Americas	1,804	1,706	1,577
Swedish Match	70	—	—
Total combustible tobacco products	21,572	22,067	21,747
Smoke-free products
Smoke-free products excluding Wellness and Healthcare:
European Union	4,907	4,064	2,650
Eastern Europe	1,315	1,304	1,128
Middle East & Africa	334	183	83
South & Southeast Asia	23	11	1
East Asia & Australia	2,994	3,539	2,961
Americas	99	137	124
Swedish Match	246	—	—
Total smoke-free products excluding Wellness and Healthcare	9,919	9,237	6,947
Wellness and Healthcare	271	101	—
Total smoke-free products	10,190	9,338	6,947

Total PMI net revenues	$31,762	$31,405	$28,694
Note: Sum of product categories or Regions might not foot to total PMI due to rounding.

Following the Swedish Match acquisition and a review of PMI and Swedish Match’s combined product portfolio, PMI reclassified certain of its own products previously reported under its combustible tobacco product category to the newly created smoke-free product category to better reflect the characteristics of these products. This reclassification did not impact PMI’s segment reporting, consolidated financial position, results of operations or cash flows in any of the periods presented. For further details, see Item 8, Note 13. Segment Reporting.

Net revenues related to combustible tobacco products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of our cigarettes and other tobacco products that are combusted. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos and do not include smoke-free products.

Net revenues related to smoke-free products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of all of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine, also including wellness and healthcare products, as well as consumer accessories such as lighters and matches.

Net revenues related to wellness and healthcare products consist of operating revenues generated from the sale of products primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of PMI's new

Wellness and Healthcare business, Vectura Fertin Pharma.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six geographical segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization and impairment of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the ME&A Region, and the Saudi Arabia customs assessment net revenue adjustment.

Our shipment volume by segment for cigarettes and heated tobacco units was as follows:

PMI Shipment Volume (Million Units)
	2022	2021	2020
Cigarettes
European Union	153,890	157,843	163,420
Eastern Europe	81,460	88,698	93,462
Middle East & Africa	134,110	127,911	117,999
South & Southeast Asia	143,982	141,923	144,788
East Asia & Australia	42,493	43,913	45,100
Americas	65,973	64,587	63,749
Total Cigarettes	621,908	624,875	628,518
Heated Tobacco Units
European Union	39,515	28,208	19,842
Eastern Europe	24,806	25,650	20,898
Middle East & Africa	4,456	2,140	1,022
South & Southeast Asia	469	240	36
East Asia & Australia	39,391	38,162	33,862
Americas	532	576	451
Total Heated Tobacco Units	109,169	94,976	76,111
Cigarettes and Heated Tobacco Units
European Union	193,405	186,051	183,262
Eastern Europe	106,266	114,348	114,360
Middle East & Africa	138,566	130,051	119,021
South & Southeast Asia	144,451	142,163	144,824
East Asia & Australia	81,884	82,075	78,962
Americas	66,505	65,163	64,200
Total Cigarettes and Heated Tobacco Units	731,077	719,851	704,629

Following the deconsolidation of our Canadian subsidiary, we continue to report the volume of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop.

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our BLENDS, HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks, Parliament HeatSticks, SENTIA and TEREA, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea).

Market share for HTUs is defined as the in-market sales volume for HTUs as a percentage of the total estimated industry sales volume for cigarettes and HTUs.

References to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units, unless otherwise stated.

As of 2022 and on a comparative basis, total industry volume, PMI in-market sales volume and PMI market share for the following geographies include the cigarillo category in Japan: the total international market, East Asia & Australia Region, and Japanese domestic market.

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry, total market and market shares throughout this "Discussion and Analysis" are our estimates for tax-paid products based on the latest available data from a number of internal and external sources and may, in defined instances, exclude China and/or our duty free business.

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

2022 compared with 2021

The following discussion compares our consolidated operating results for the year ended December 31, 2022, with the year ended December 31, 2021.

Estimated international industry cigarette and heated tobacco unit volume (excluding China and the U.S.) of 2.6 trillion, increased by 0.2%, driven by the EU, South & Southeast Asia and Americas Regions, partly offset by the Eastern Europe, Middle East & Africa and East Asia & Australia Regions, as described in the Regional sections.

Excluding Russia and Ukraine, estimated international industry volume increased by 0.9%.

Our total shipment volume increased by 1.6%, driven by an increase of 14.9% for HTUs, partly offset by a 0.5% decline for cigarettes.

Excluding Russia and Ukraine, our total shipment volume increased by 3.2%, reflecting increases of 21.5% and 0.8% for HTUs and cigarettes, respectively. Our total shipment volume in the Eastern Europe Region increased by 2.7%, on the same basis.

For additional detail on PMI's shipment volume performance by Region, please refer to the "Total Market, PMI Shipment & Market Share Commentaries" sections for PMI's regional operating segments.

Impact of Inventory Movements

The net unfavorable impact of estimated distributor inventory movements was immaterial in the year, with PMI’s total in-market sales increasing by 1.7%, or by 3.2% excluding Russia and Ukraine, both essentially in-line with the respective shipment volumes.

Our total HTU in-market sales volume for the year was 106.9 billion units, or 86.4 billion units excluding Russia and Ukraine, representing growth of 15.6% and 21.4%, respectively.

Our cigarette shipment volume by brand and heated tobacco unit shipment volume was as follows:

PMI Shipment Volume by Brand (Million Units)
	2022	2021	Change
Cigarettes
Marlboro	244,649	239,905	2.0%
L&M	82,588	84,342	(2.1)%
Chesterfield	67,054	58,800	14.0%
Parliament	43,999	41,621	5.7%
Philip Morris	39,620	42,395	(6.5)%
Others	143,998	157,812	(8.8)%
Total Cigarettes	621,908	624,875	(0.5)%
Heated Tobacco Units	109,169	94,976	14.9%
Total Cigarettes and Heated Tobacco Units	731,077	719,851	1.6%
Note: Philip Morris includes Philip Morris/Dubliss.

Shipment volume for our HTU brands increased, primarily driven by the EU, Middle East & Africa and East Asia & Australia Regions, partly offset by the Eastern Europe Region.

Our cigarette shipment volume of the following international brands increased:
•Marlboro, mainly driven by the Eastern Europe, Middle East & Africa and Americas Regions, partly offset by the EU Region;
•Chesterfield, primarily driven by the Eastern Europe and South & Southeast Asia Regions, partly offset by the Middle East & Africa Region; and
•Parliament, mainly driven by the Middle East & Africa Region.

Our cigarette shipment volume of the following international brands decreased:
•L&M, primarily due to the EU, Eastern Europe and South & Southeast Asia Regions, partly offset by the Middle East & Africa and Americas Regions; and
•Philip Morris, mainly due to the Eastern Europe and Americas Regions, partly offset by the East Asia & Australia Region.

The cigarette shipment volume decline for "Others" was mainly due to: Bond Street (primarily Eastern Europe) and Lark (mainly Japan and Turkey), partly offset by Dji Sam Soe (Indonesia).

Excluding Russia and Ukraine, our cigarette shipment volume increased by 1.8% for Marlboro, 5.6% for Chesterfield, 10.3% for Parliament and 6.3% for Philip Morris, and decreased by 0.3% for L&M.

International Share of Market (Excluding China and the United States)

	2022	2021	Change (pp)
Total International Market Share (1)	27.6%	27.2%	0.4
Cigarettes	23.6%	23.7%	(0.1)
HTU	4.1%	3.5%	0.6

Cigarette over Cigarette Market Share (2)	24.9%	24.8%	0.1

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to roundings

International Share of Market (Excluding China and the United States, as well as Russia and Ukraine)

	2022	2021	Change (pp)
Total International Market Share (1)	27.3%	26.7%	0.6
Cigarettes	23.7%	23.7%	—
HTU	3.6%	3.0%	0.6

Cigarette over Cigarette Market Share (2)	24.9%	24.6%	0.3

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to roundings

Key Market Data

Key market data regarding total market size, our shipments and market share were as follows:

			PMI Shipments (billion units)						PMI Market Share (%)(1)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Total (2)	2,626.4	2,620.5	731.1	719.9	621.9	624.9	109.2	95.0	27.6	27.2	4.1	3.5

European Union
France	32.5	34.3	14.0	15.2	13.7	15.0	0.2	0.2	43.6	43.9	0.7	0.7
Germany	70.3	74.1	28.2	28.6	24.8	26.3	3.4	2.3	40.1	38.6	4.8	3.1
Italy	72.8	70.4	40.8	38.6	28.6	29.7	12.3	8.9	54.1	53.0	14.6	11.5
Poland	55.7	49.3	21.7	18.4	17.1	15.3	4.5	3.1	38.9	37.3	8.2	6.3
Spain	44.6	42.7	13.6	13.2	12.7	12.6	0.9	0.5	30.0	31.1	1.7	1.2

Eastern Europe
Russia	208.9	216.8	64.7	68.8	49.3	52.5	15.4	16.3	31.1	31.7	7.6	7.4

Middle East & Africa
Egypt	93.6	93.4	21.0	19.5	20.0	19.2	1.0	0.2	22.2	20.7	0.8	0.2
Turkey	117.2	125.1	56.1	55.7	56.1	55.7	—	—	47.9	44.5	—	—

South & Southeast Asia
Indonesia	309.6	296.2	86.8	82.8	86.8	82.8	—	—	28.0	28.0	—	—
Philippines	51.8	55.2	32.2	34.4	32.0	34.2	0.2	0.2	62.1	62.3	0.4	0.3

East Asia & Australia
Australia	8.9	9.7	3.0	3.1	3.0	3.1	—	—	33.4	32.3	—	—
Japan (2)	148.3	150.5	55.5	55.2	21.1	22.1	34.4	33.1	37.6	35.7	23.6	21.3
South Korea	72.6	71.7	13.9	14.1	9.4	9.4	4.5	4.7	19.2	19.7	6.2	6.5

Americas
Argentina	30.3	30.0	19.3	19.9	19.3	19.9	—	—	63.8	66.3	—	—
Mexico	32.2	31.9	21.0	20.5	20.8	20.4	0.1	0.1	65.1	64.1	0.4	0.3

(1) Market share estimates are calculated using IMS data
(2) Total market and market share estimates include cigarillos in Japan

Financial Summary
Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/Other
(in millions)
Net Revenues (1)	$31,762	$31,405	1.1%	8.0%	$357	$(2,656)	$515	$528	$1,719	$251
Cost of Sales (2)	(11,402)	(10,030)	(13.7)%	(16.5)%	(1,372)	695	(414)	—	(1,089)	(564)
Marketing, Administration and Research Costs (3)	(8,114)	(8,400)	3.4%	0.3%	286	454	(197)	—	—	29
Operating Income	$12,246	$12,975	(5.6)%	6.7%	$(729)	$(1,507)	$(96)	$528	$630	$(284)
(1) Favorable Cost/Other variance includes a $246 million reduction in net revenues in 2021 related to the Saudi Arabia customs assessments. For more details, see Item 8, Note 18. Contingencies.
(2) Cost/Other variance includes charges in 2022 of $112 million related to an impairment charge of intangible assets, $62 million related to the war in Ukraine and $125 million of Swedish Match AB acquisition accounting related item. For more details, Item 8, see Note 3. Acquisitions, Note 4. War in Ukraine and Note 5. Goodwill and Other Intangible Assets, net.
(3) Cost/Other variance includes charges in 2022 of $89 million related to the war in Ukraine and $115 million in 2022 related to costs associated with the Swedish Match AB offer, offset by charges in 2021 of $216 million related to asset impairment and exit costs and $51 million in 2021 associated with the asset acquisition cost of OtiTopic, Inc. For more details, see Item 8, Note 3. Acquisitions, Note 4. War in Ukraine and Note 20. Asset Impairment and Exit Costs.

Net revenues, excluding currency and acquisitions, increased by 8.0%, mainly reflecting: favorable volume/mix, primarily driven by higher HTU volume and device volume, partly offset by lower cigarette volume and unfavorable device mix, cigarette mix and HTU mix; a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by lower device pricing and lower HTU (net) pricing; and a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other".

In 2022, Russia and Ukraine accounted for around 8% of PMI's total net revenues.

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Euro, Japanese yen, Philippine peso, Polish zloty and Turkish lira, partly offset by the Russian ruble.

Net revenues include $10.2 billion in 2022 and $9.3 billion in 2021 related to the sale of smoke-free products. In 2022, IQOS devices accounted for approximately 5% of our full year smoke-free net revenues both including and excluding Russia and Ukraine.

Operating income decreased by 5.6%. Operating income, excluding currency and acquisitions, increased by 6.7%, which included: favorable comparisons versus the prior year period related to the 2021 Saudi Arabia customs assessments of $246 million (as noted above for net revenues), 2021 asset impairment and exit costs of $216 million and 2021 asset acquisition cost of $51 million, partly offset by the impact of 2022 costs associated with the Swedish Match AB offer of $115 million, higher amortization and impairment of intangibles (primarily $112 million related to impairment charges in 2022), 2022 charges related to the war in Ukraine of $151 million and $125 million of Swedish Match AB acquisition accounting related item in 2022. In addition to these items, operating income was impacted by: a favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarette volume, unfavorable cigarette mix, HTU mix and device mix, and the unfavorable impact on profitability of higher device volume; and a favorable pricing variance; partially offset by higher manufacturing costs (primarily due to higher logistics costs and other inflationary impacts, partly offset by productivity); and higher marketing, administration and research costs.

As reduced-risk products grow as a proportion of our business, notably for IQOS ILUMA where unit costs of devices and both the unit costs and weight of consumables are not yet fully optimized, a temporary dilutive margin impact is likely to continue in the coming quarters.

Like many other global companies, we are facing significant inflationary forces in the world economy. Inflationary pressures are growing as we renew pricing arrangements, notably for certain direct materials, wages, energy, and transportation costs. These inflationary pressures, including margin pressure from inflation as well as the cost of capital, could continue to grow in the upcoming quarters.

Interest expense, net, of $588 million decreased by $40 million (6.4%) primarily driven by the repayment of long-term debt maturing in 2021 and 2022 and higher net interest income driven by higher interest rates, partially offset by higher interest expense in connection with the Swedish Match acquisition.

Our effective tax rate decreased by 2.5 percentage points to 19.3%. We estimate that our 2023 effective tax rate will be approximately 20.5% to 21.5%, excluding discrete tax events. For further details, see Item 8, Note 12. Income Taxes.

Net earnings attributable to PMI of $9.0 billion decreased by $0.1 billion or 0.7%. This decrease was due primarily to lower operating income as discussed above, partially offset by a lower effective income tax rate. Basic EPS of $5.82 and diluted EPS of $5.81 decreased by 0.2% and 0.3%, respectively. Excluding an unfavorable currency impact of $0.77, diluted EPS increased by 12.9%.

2021 compared with 2020

For a discussion comparing our consolidated operating results for the year ended December 31, 2021, with the year ended December 31, 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 11, 2022. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2022.

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
•illicit trade in cigarettes and other tobacco and nicotine-containing products, including counterfeit, contraband and so-called "illicit whites";
•intense competition, including from non-tax paid volume by certain local manufacturers;
•pending and threatened litigation as discussed in Item 8, Note 18. Contingencies; and
•governmental investigations.

Regulatory Restrictions: The tobacco industry operates in a highly regulated environment. The well-known risks of smoking have led regulators to impose significant restrictions and high excise taxes on cigarettes.

Much of the regulation that shapes the business environment in which we operate is driven by the FCTC, which entered into force in 2005. The FCTC has as its main objective to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 182 countries and the European Union are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws.

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

We believe that when better alternatives to cigarettes exist, the discussion should not be whether these alternatives should be made available to the more than one billion people who smoke today, but how fast, and within what regulatory framework to maximize their adoption while minimizing unintended use. Therefore, we advocate for regulatory frameworks that are based on a continuum of risk where non-combustible products fall below combustible cigarettes. Product regulation should include measures that encourage and accelerate switching to non-combustible products, for example, by allowing adult consumers who would not otherwise quit to receive truthful and non-misleading information about such products to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the reduction in harmful and potentially harmful constituents, as well as the absence of combustion. Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by youth and non-smokers. We support mandated health warnings, minimum age laws, restrictions on advertising, and public place smoking restrictions. We also support regulatory measures that help reduce illicit trade.

Certain measures are discussed in more detail below and in the Reduced-Risk Products (RRPs) section.

Fiscal Challenges: Excessive and disruptive excise, sales and other tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading to non-premium, discount, other low-price or low-taxed combustible tobacco products such as fine cut tobacco and illicit cigarettes. In addition, in certain jurisdictions, some of our combustible tobacco products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax policies undermine public health by encouraging consumers to turn to illicit trade, and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes specifically on tobacco companies, such as taxes on revenues and/or profits.

World Customs Organization Developments: In 2020, the World Customs Organization (the “WCO”) amended the harmonized system nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments became effective as of January 1, 2022. These amendments are not expected to significantly impact current customs duty rates. As of December 2022, and out of 160 contracting parties to the WCO’s Harmonized System Convention, 94 contracting parties, including the EU, U.S., have notified the WCO that they have implemented the 2022 edition of the Harmonized System creating new dedicated customs codes for novel tobacco and nicotine products.

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

EU Tobacco Excise Directive ("TED"): The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products, e-cigarettes and nicotine pouches. The proposal, after several delays, is now expected to be published during the first half of 2023 and adopted by the EU Council in the course of 2024. Any final amendments to TED require unanimous agreement by all EU member states, followed by transposition of TED into national legislation. The earliest potential effective date for any changes to TED, after the transposition period, is 2025.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The European Union banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, on November 23, 2022, the European Union Commission published a delegated directive that will end this exemption. All EU Member States are required to apply the delegated directive as of October 23, 2023, and ban the use of characterizing flavors in heated tobacco products in the European Union, impacting a significant proportion of our RRP products currently sold in the European Union. While we cannot predict the ultimate impact on our business from this ban, consumer switching to non-flavored products was high in reaction to past bans on flavors in other categories and markets. We therefore believe any impact will be manageable, with consumers switching to non-flavored products partially mitigating the effect of the ban. We will actively monitor relevant developments in the European Union market. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.
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

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities. Other regulators are also considering generation sales bans, under which the sale of certain tobacco or nicotine products to people born after a certain year would be prohibited. On December 13, 2022 the New Zealand parliament passed a bill introducing regulatory measures restricting the sale and supply of smoked tobacco products, including reducing the number of retail outlets licensed to sell smoked tobacco products, imposing a maximum limit of nicotine content for smoked tobacco products and prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures are limited to smoked tobacco products and do not apply to heated tobacco products and e-cigarettes. In Mexico, a new law came into force on December 12, 2022 prohibiting imports and exports of certain nicotine and non-nicotine delivery and consumption systems, as well as the consumables used in those systems, including much of our RRP portfolio. On December 16, 2022, the Federal Government enacted an implementation regulation for the tobacco control law, which includes (i) a point of sale display ban of tobacco products; (ii) restrictions on where tobacco products can be consumed, and (iii) prohibition to communicate corporate social responsibility programs funded by the tobacco industry.

On January 1, 2023 a law regulating the marketing of nicotine pouches went into effect in Slovakia. The regulatory framework contains a minimum purchase legal age (18 years), a nicotine limit, and a labelling requirement. On December 6, 2022 the Dutch Government published a draft bill to ban the placing on the market of nicotine pouches in the Netherlands. On December 16, 2022 a notification period to the EU Commission expired for a Belgian Royal Decree to ban nicotine pouches. Based on this decree the Belgian Government could ban the placing on the market of nicotine pouches in Belgium.

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

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 12% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of "illicit whites," which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the European Union accounted for approximately 8% of total cigarette consumption in 2022.

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

For adult smokers who would otherwise continue to smoke, we believe that RRPs, while not risk-free, offer a much better consumer choice. Accordingly, our key strategic priorities are to: (i) to develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and (ii) educate and encourage current adult smokers who would otherwise continue to smoke to switch to those products.

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

Five PMI-developed or improved RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submission to the U.S. Food and Drug Administration (“FDA”). In addition to the original version of Platform 1 which relies on a heating technology using a blade, a new version of Platform 1 is now available using induction instead of heating a blade. All studies referenced above were conducted with the blade version of Platform 1. We believe that there is full comparability between the subsequent Platform 1 versions, and therefore the data from these studies remain valid. In 2022, we also began the initial launch of a heated tobacco product using external resistive heating technology and commercialized under the BONDS brand.

    Platform 2 used a pressed carbon heat source which, when ignited, generates a nicotine-containing aerosol by heating tobacco. As a result of consumer testing feedback, the design of our current Platform 2 technology has been discontinued. We are assessing alternative designs for this consumer segment.

    Platform 3 is a product using nicotine salt that is composed of two parts: a consumable that contains a highly soluble encapsulated nicotine powder and a non-electric device that activates it. Once a consumable is inserted into the mechanical device, the nicotine powder is aerosolized and inhaled. The results of our pharmacokinetic study related to this version indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. We are working on product modifications to enable switching by those adult smokers who are looking for better alternatives to cigarettes.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a tobacco-free liquid solution.

Recently, we developed a new e-liquid for our e-vapor mesh technology to deliver real tobacco taste satisfaction in an E-Vapor product liquid-using patented technology, where flavors and nicotine are extracted directly from the tobacco leaves and captured in a liquid solution, without having to add flavoring ingredients.

We also entered into a licensing agreement with Kaival Brands International, LLC in June 2022 to distribute an e-vapor product, known in the U.S. as the BIDI® Stick. The agreement grants PMI certain intellectual property rights relating to the premium e-vapor device and, potentially, other newly developed devices, to permit PMI to manufacture, promote, sell, and distribute the e-vapor device and, to the extent included, other newly developed devices in international markets outside of the U.S. We have begun commercializing an improved version of the BIDI® Stick under the brand VEEV now in Canada, U.K., Serbia and Ukraine.

Platform 5 covers Snus and Modern Oral Nicotine Pouches. Snus refers to dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose, moist loose tobacco which is put in the mouth between the lower or upper lip and gum, and Snus pouches which contain grinded tobacco, water, salt and flavors. Modern Oral Nicotine Pouches consist of white pre-conditioned pouches containing nicotine derived from tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and taste are being released. At the end of the use, the user can dispose of the pouch. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. They contain primarily nicotine, flavors, and a cellulose substrate. The nicotine used in the pouches is of pharmaceutical-grade like the nicotine used in medicinal products, such as gums and inhalers, while the flavors are approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards. In 2021, PMI acquired AG Snus as well as Fertin Pharma, two companies manufacturing and/or marketing nicotine pouches. In 2022, we significantly expanded our Platform 5 products portfolio with the acquisition of Swedish Match. The acquisition also represented an expansion of our RRP presence in the United States market, where Swedish Match's ZYN brand is the leading nicotine pouch franchise.

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

The research and development expense for our smoke-free portfolio accounted for 99% of our total research and development expense for each of the three years ended December 31, 2022, 2021 and 2020.  The research and development expense for the years ended December 31, 2022, 2021 and 2020, is set forth in Item 8, Note 15. Additional Information to the consolidated financial statements.

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

As of December 31, 2022, PMI's smoke-free products were available for sale in 73 markets.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

Data shows that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into a number of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, continue to optimize our manufacturing infrastructure and expand our commercialization activities to new products and markets. We discuss certain risks related to the commercialization and supply of our RRP portfolio in Item 1.A. Risk Factors.

We discuss product warranties in more detail in Item 8, Note 7. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' commercial relationship covering Platform 1 in the U.S. as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize Platform 1 in the U.S.- the world’s largest smoke-free market, as of April 30, 2024. This agreement provides a clear path to fulfilling Platform 1 international success in a market where around 31 million adults continue to smoke.

Our near-term planned commercialization efforts for the other PMI-developed RRP platforms are as follows:

•In late 2022, we began commercializing our BONDS product in the Philippines and Colombia.

•Following the consumer test conducted in 2020, and the results of the product use and adaptation study described above, we are incorporating our learnings into our plans to improve our Platform 3 product.

•We started commercializing a new version of IQOS MESH in Canada, Croatia, the Czech Republic, Finland, France, Greece, Italy, Ukraine, New Zealand and the Slovak Republic under the IQOS VEEV or VEEV brand names.

•We launched a Platform 5 product in Sweden in January 2022, and have since launched it in ten additional markets, that is a reformulated version of the already commercialized nicotine pouches bearing the Shiro brand by our newly acquired affiliate AG Snus.

In addition, Swedish Match’s commercialization efforts in 2022 included the launch of several variants of existing snus and nicotine pouch brands in different markets, such as the launch of various ZYN variants in multiple markets, as well as the new Volt Pearls nicotine pouch product in Denmark, Iceland and Sweden.

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

On March 18, 2021, we submitted to the FDA a supplemental MRTPA ("sMRTPA") for IQOS 3 requesting authorization to market this version of the device as a Modified Risk Tobacco Product with reduced exposure information like IQOS 2.4. In June 2021, the FDA formally accepted and filed our sMRTPA for substantive scientific review, following a period for the public to provide comments on our application. The FDA authorized our sMRTPA for IQOS 3 by issuing a Modified Risk Granted Order – Exposure Modification on March 11, 2022.

There are two types of MRTP orders the FDA may issue: a “risk modification” order or an “exposure modification” order. We had requested both types of orders for IQOS 2.4 and an initial selection of 3 consumables' variants. After review, the FDA determined that the evidence did not support issuing a "risk modification" order at this time but that it did support issuing an "exposure modification" order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole. We also received an exposure modification order for IQOS 3.

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

On September 29, 2021, the International Trade Commission ("ITC") issued its Final Determination ("FD"), Limited Exclusion Order ("LEO") and Cease and Desist Order ("CDO"). The ITC upheld the finding of infringement in the FD and found a subsequent violation. The ITC issued a LEO prohibiting the importation of infringing tobacco heating articles and components thereof and CDOs against Philip Morris USA, Inc. and Altria Client Services, LLC, which went into effect at the end of the 60-day Presidential review period on November 28, 2021. We have appealed the patent issues. Furthermore, lawsuits based on the same patent families have been repeatedly and universally rejected in European courts and the European Patent Office. The decision has no bearing outside the United States. For further details, see Item 8, Note 18. Contingencies to our consolidated financial statements.

Some states and municipalities in the U.S. have introduced severe restrictions for the sale of certain e-cigarettes and tobacco products, including those authorized by the FDA. We believe that such restrictions on FDA-authorized products will not advance public health and will unreasonably limit adult consumer access to products that are shown to be a better alternative to continued smoking.

In March 2020, the FDA issued a final rule to require new text and graphic health warnings on cigarette packs and advertisements. Heated tobacco products are technically covered by this rule, however the FDA stated that it would make product-specific decisions about health warnings when issuing or revising individual product or marketing orders. This approach would be consistent with the original marketing order for Heatsticks where FDA required Philip Morris Products S.A. to remove the Surgeon General’s health warning for carbon monoxide from packaging and advertising, and to use a nicotine addiction health warning instead. Philip Morris Products S.A. is committed to providing adult consumers with complete, accurate, and non-misleading information about possible health risks associated with its products. We have shared our views with the FDA on the application of the new warnings to our heated tobacco products. The final rule is the subject of litigation in the U.S. and was vacated nationwide by a federal court in November 2022. Philip Morris Products S.A. is not a party to this litigation.

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

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Colombia, Egypt, Jordan, Saudi Arabia, Tajikistan, Tunisia, the UAE, Uzbekistan and Bahrain, and voluntary in Armenia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, Philippines, Russia, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-vapor products (e-cigarettes) national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Bahrain, China, Egypt, Jordan, New Zealand, United Arab Emirates, and Saudi Arabia, and voluntary in Costa Rica, France, Kazakhstan, Philippines, Russia, the U.K. and Ukraine.

Currently, industry standards setting minimum quality and safety requirements for tobacco-free oral nicotine products (nicotine pouches) have been adopted in the U.K. and Sweden. Both standards are voluntary.

We expect other governments to consider similar product standards for all novel tobacco and nicotine-containing products and encourage making them mandatory.

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

On September 12, 2022, Norway rejected a submission for authorization of HEETS as a novel tobacco product. Norway partially transposed the EU Tobacco Products Directive (the “TPD”) under the European Free Trade Association ("EFTA") agreement and introduced an authorization system for novel tobacco products following article 19 of TPD. So far Norway has not granted authorization of any novel tobacco product. E-cigarettes and tobacco free nicotine pouches have not been granted access either.

In addition, in Italy, in April 2018, we submitted an application for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking. In January 2019, our application was not granted primarily on the grounds of insufficient data and questions of methodology.  Due to the constraints of the review process, we were unable to supplement the application with all the data filed with the FDA and to address methodological questions during the review. We plan to submit a new application where we will clarify the concerns raised by the decision and further strengthen our application by submitting additional evidence generated since we submitted our first application, consistent with our FDA filings. We are confident that our evidence supports our application.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' commercial relationship covering IQOS in the U.S. as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S. (For more details, please refer to Note 3. Acquisitions, and Note 18. Contingencies).

In January 2020, we announced an agreement with KT&G, a leading tobacco and nicotine company in South Korea, for the commercialization of KT&G’s smoke-free products outside of South Korea on an exclusive basis. On January 30, 2023, we announced a renewal and extension of this arrangement. For more information, see Acquisitions and Other Business Arrangements below.

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World. In September 2020, our pledge agreement with the Foundation was amended. We contributed $45 million in 2020, $40 million in 2021, $17.5 million in 2022, and expect to contribute up to $35 million annually from 2023 through 2029, as specified in the amended pledge agreement. To date, we contributed a total of $267 million. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Russia, South Korea and Thailand in Item 8, Note 18. Contingencies.

In November 2010, a World Trade Organization ("WTO") panel issued its decision in a dispute between the Philippines and Thailand, concerning a series of Thai customs and tax measures affecting cigarettes imported by PM Thailand into Thailand (see Item 8, Note 18. Contingencies for additional information). The decision concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Thai government and created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed to fully comply with the decision, but the Philippines asserts that to date Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues and the countries have since agreed to seek the establishment of a bilateral consultative mechanism, with the goal of reaching a comprehensive settlement of their dispute, consistent with their rights and obligations under the WTO Agreement, as well as the recommendations and rulings of the WTO Dispute Settlement Body.

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. BAT has filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees and seeking EUR 50 million in damages. The court admitted the claim as a matter of course and issued summons for PM Italia to appear as civil party in the case. The next trial hearing is scheduled for February 13, 2023. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs related to restructuring activities in Item 8, Note 20. Asset Impairment and Exit Costs to our consolidated financial statements.

U.S. GAAP Treatment of Turkey as a Highly Inflationary Economy

Following the categorization of Turkey by the International Practices Task Force of the Center for Audit Quality as a country with a three-year cumulative inflation rate greater than 100%, the country is considered highly inflationary in accordance with U.S. GAAP. Consequently, PMI has begun to account for the operations of its Turkish affiliates as highly inflationary, and treat the U.S. dollar as the functional currency of the affiliates, effective April 1, 2022. The impact of this accounting change was not material to our consolidated financial statements for the year ended December 31, 2022.

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial conditions, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, recommendations of the Task Force on Climate-related Financial Disclosures, the SEC’s proposed rules regarding climate-related disclosures, the Taskforce on Nature-related Financial Disclosures, the European Commission Corporate Sustainability Reporting Directive, and the International Sustainability Standards Board proposed standards.

Acquisitions and Other Business Arrangements

We discuss our acquisitions in Item 8, Note 3. Acquisitions to our consolidated financial statements.

KT&G

On January 30, 2023, PMI announced a long-term collaboration with KT&G, South Korea’s leading tobacco and nicotine manufacturer, to continue to commercialize KT&G’s innovative smoke-free devices and consumables on an exclusive, worldwide basis (excluding South Korea).

The agreement covers fifteen years, to January 29, 2038, with performance-review cycles and associated commitments, based on volume, to be confirmed for each three-year period, to allow flexibility for evolving market conditions.

The agreement gives PMI continued exclusive access to KT&G’s smoke-free brands and product-innovation pipeline, including offerings for low- and middle-income markets, that will enhance PMI’s existing portfolio of smoke-free products.

Products sold under the agreement will be subject to assessment to ensure they meet the regulatory requirements in the markets where they are launched, as well as PMI’s high standards of quality and scientific substantiation. PMI and KT&G will seek any necessary regulatory approvals that may be required on a market-by-market basis.

Equity Investments

We discuss our equity investments in Item 8, Note 6. Related Parties - Equity Investments and Other to our consolidated financial statements.

Trade Policy

PMI complies with all applicable trade restrictions and requirements, including sanctions, in the markets in which it operates. We have taken appropriate actions in response to the latest sanctions to ensure full compliance with the relevant restrictions.

We are subject to various trade restrictions imposed by the U.S., EU, Switzerland, the U.K., and other jurisdictions in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and the U.S. Department of State. It is our policy to comply fully with these Trade Sanctions.

Pursuant to specific exemptions or licenses, or where sanctions do not apply to our business, PMI may make sales in countries subject to Trade Sanctions.

We do not do business or sell products in Iran, North Korea or Syria.

We sell cigarettes in Cuba under a distribution agreement. These sales are permitted by U.S. law under a License Exception for Agricultural Commodities, issued by the United States Department of Commerce (Bureau of Industry and Security), and specifically granted to our distributor.

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

On August 9, 2021, the U.S. imposed blocking sanctions on certain Belarusian individuals and entities pursuant to an Executive Order, which expanded the bases for the imposition of sanctions, including, among others, by authorizing the imposition by OFAC of blocking sanctions on persons operating in the tobacco sector of the Belarus economy. In 2021 and 2022, the U.S., the EU, the U.K., Switzerland and several other jurisdictions supplemented their respective sanctions lists by including additional Belarusian sanctions targets.

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the UK, Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls regarding Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The EU and Switzerland introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia as well as related technical assistance and other related services. In addition, the EU, the UK, Switzerland, Canada, Australia, New Zealand and Ukraine sanctioned Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

The U.K. banned the export of electronic cigarettes and similar personal electric vaporizing devices to Russia as well as related technical assistance, and financial and brokering services. Certain countries also banned the delivery of services to Russia, such as information technology consultancy services, accounting and business and management consulting services, most with exceptions for subsidiaries of U.S., E.U., or Swiss owned companies.

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

PMI continues to monitor the development of new sanctions and ensure full compliance.

2022 compared with 2021

The following discussion compares operating results within each of our segments for 2022 with 2021.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units. Estimates for total industry volume and market share in certain geographies reflect limitations on the availability and accuracy of industry data during pandemic-related restrictions.

European Union:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$12,119	$12,275	(1.3)%	10.6%	$(156)	$(1,472)	$10	$(127)	$1,433	$—
Operating Income	$5,788	$6,119	(5.4)%	10.5%	$(331)	$(972)	$(2)	$(127)	$977	$(207)

Net revenues, excluding currency and acquisitions, increased by 10.6%, reflecting: favorable volume/mix, mainly driven by higher HTU volume and device volume, partly offset by lower cigarette volume, unfavorable HTU mix, and unfavorable cigarette mix;

partially offset by an unfavorable pricing variance, mainly due to lower HTU (net) pricing and lower device pricing, partly offset by higher combustible tobacco pricing.

The unfavorable pricing variance is impacted by the supplemental excise tax surcharge on heated tobacco units in Germany, which went into effect in 2022. The legality of the surcharge is currently being assessed in court and the obligation to pay the surcharge is temporarily suspended. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its consolidated financial statements. The accrued liability balance will continue to increase with the continuation of the HTU selling activities and in the case of an unfavorable ruling would negatively impact PMI’s future cash provided by operating activities. The favorable ruling would positively impact future PMI’s operating results.

Operating income, excluding currency and acquisitions, increased by 10.5%, primarily reflecting favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume, unfavorable HTU mix, unfavorable cigarette mix and the unfavorable impact on profitability of higher device volume; partially offset by an unfavorable pricing variance; higher manufacturing costs; and higher marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $51 million and a favorable comparison versus the prior year period related to asset impairment and exit costs of $68 million).

European Union - Total Market, PMI Shipment Volume and Market Share Commentaries

Total market and market share performance are shown in the table below:

European Union Key Data	Full-Year
			Change
	2022	2021	% / pp
Total Market (billion units)	484.3	478.9	1.1%

PMI Market Share
Marlboro	15.9%	16.6%	(0.7)
L&M	5.3%	5.6%	(0.3)
Chesterfield	5.5%	5.5%	—
Philip Morris	2.1%	2.2%	(0.1)
Heated Tobacco Units	7.7%	5.7%	2.0
Others	3.0%	3.0%	—
Total European Union	39.5%	38.6%	0.9
Note: Sum may not foot due to roundings.
The estimated total market in the EU increased by 1.1% to 484.3 billion units, primarily driven by:
•Italy, up by 3.4%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures (particularly in the first half of the year);
•Poland, up by 13.0%, primarily reflecting a lower estimated prevalence of illicit trade, as well as higher border sales (largely due to the easing of pandemic-related measures); and
•Romania, up by 8.2%, mainly reflecting a lower estimated prevalence of illicit trade, as well as higher border sales (largely due to the easing of pandemic-related measures);
partly offset by
•Germany, down by 5.1%, primarily reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures; and
•the U.K., down by 13.4%, notably reflecting the impact of increased out-bound tourism compared to the pandemic-affected prior year period.

Our Regional market share increased by 0.9 points to 39.5%, with gains in Germany, Italy and Poland, partly offset by declines in France and Spain.

Our total shipment volume increased by 4.0% to 193.4 billion units, mainly driven by:
•Italy, up by 5.8%, primarily reflecting a higher market share driven by HTUs, as well as a higher total market;
•Poland, up by 17.6%, mainly reflecting the higher total market and a higher market share driven by HTUs; and
•Romania, up by 36.1%. Excluding the net favorable impact of estimated distributor inventory movements, total in-market sales volume increased by 27.3%, primarily reflecting a higher market share driven by HTUs, as well as the higher total market;
partly offset by
•France, down by 8.1%, primarily reflecting a lower total market and a lower market share.

Eastern Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,725	$3,544	5.1%	3.7%	$181	$51	$—	$334	$(204)	$—
Operating Income	$1,166	$1,213	(3.9)%	(13.9)%	$(47)	$122	$—	$334	$(212)	$(291)

Net revenues, excluding currency and acquisitions, increased by 3.7%, reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; partly offset by unfavorable volume/mix, mainly due to lower cigarette volume, lower HTU volume and unfavorable cigarette mix.

In 2022, Russia and Ukraine accounted for around 70% of PMI's total net revenues in the Region.

Operating income, excluding currency and acquisitions, decreased by 13.9%, notably reflecting the impact of 2022 charges related to the war in Ukraine ($151 million) shown in "Cost/Other", as well as unfavorable volume/mix, mainly due to the same factors as for net revenues; higher manufacturing costs (notably related to Ukraine); and higher marketing, administration and research costs; partly offset by a favorable pricing variance.

Eastern Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in Eastern Europe decreased by 4.4% to 358.0 billion units, primarily due to:
•Russia, down by 3.6%, mainly due to the impact of price increases; and
•Ukraine, down by 18.3%.

The estimated total market in Eastern Europe, excluding Russia and Ukraine, was essentially stable at 113.3 billion units.

Our Regional market share decreased by 0.8 points to 29.8%. Excluding Russia and Ukraine, our Regional market share increased by 0.4 points to 26.7%.

Our total shipment volume decreased by 7.1% to 106.3 billion units, primarily due to:
•Russia, down by 6.0%, due to cigarettes and HTUs; and
•Ukraine, down by 30.1%, due to cigarettes and HTUs.
In 2022, Russia and Ukraine accounted for around 71% of PMI's total shipment volume in the Region. Excluding Russia and Ukraine, total shipment volume increased by 2.7%.

Middle East & Africa:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,901	$3,293	18.5%	29.0%	$608	$(348)	$—	$200	$503	$253
Operating Income	$1,758	$1,146	53.4%	67.6%	$612	$(163)	$—	$200	$364	$211

Net revenues, excluding currency and acquisitions, increased by 29.0%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other", favorable volume/mix, primarily driven by higher cigarette volume and higher HTU volume; and a favorable pricing variance, mainly driven by combustible tobacco pricing.

Operating income, excluding currency and acquisitions, increased by 67.6%, notably reflecting a favorable comparison related to the Saudi Arabia customs assessments in 2021 (as noted above for net revenues), favorable volume/mix, primarily driven by the same factors as for net revenues; a favorable pricing variance; and lower marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $13 million and a favorable comparison versus the prior year period related to asset impairment and exit costs of $17 million); partly offset by higher manufacturing costs.

Middle East & Africa - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in the Middle East & Africa decreased by 0.8% to 557.2 billion units, mainly due to:
•Algeria, down by 16.1%, or by 6.8% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting industry supply chain disruptions, as well as the impact of excise tax-driven price increases in the first quarter of 2021; and
•Turkey, down by 6.3%, mainly reflecting a higher estimated prevalence of illicit trade, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with increased in-bound tourism;
partly offset by
•International Duty Free, up by 43.8%, primarily reflecting the impact of reduced government travel restrictions and increased passenger traffic in certain geographies.

Our Regional market share increased by 1.6 points to 24.7%.

Our total shipment volume increased by 6.5% to 138.6 billion units, mainly driven by:
•Egypt, up by 8.2%, primarily reflecting a higher market share driven by cigarettes and HTUs; and
•PMI Duty Free, up by 61.3%, or by 47.3% excluding the net favorable impact of estimated distributor inventory movements (primarily due to cigarettes), reflecting the higher total market and a higher market share.

South & Southeast Asia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,395	$4,396	—%	6.2%	$(1)	$(274)	$—	$45	$228	$—
Operating Income	$1,459	$1,506	(3.1)%	5.7%	$(47)	$(133)	$—	$45	$(16)	$57

Net revenues, excluding currency and acquisitions, increased by 6.2%, reflecting: favorable volume/mix, primarily driven by higher cigarette volume and favorable cigarette mix; and a favorable pricing variance, mainly due to combustible tobacco pricing.

Operating income, excluding currency and acquisitions, increased by 5.7%, primarily reflecting: lower marketing, administration and research costs (including a favorable comparison versus the prior year period related to asset impairment and exit costs of $21 million and the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $13 million); and a favorable pricing variance; partly offset by unfavorable volume/mix, mainly due to lower cigarette mix.

South & Southeast Asia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in South & Southeast Asia increased by 2.9% to 743.3 billion units, mainly driven by:
•India, up by 16.8%, primarily reflecting a favorable comparison versus the prior year, during which pandemic-related restrictions impacted the movement of certain products, including tobacco; and
•Indonesia, up by 4.5%, mainly reflecting the impact on adult smoker consumption of the easing of pandemic-related measures, which drove growth in the tax-advantaged 'below tier one' segment;
partly offset by
•Bangladesh, down by 4.0%, primarily reflecting the impact of pandemic-related restrictions on mobility during February 2022, as well as the impact of second-quarter 2022 excise tax-driven price increases; and
•the Philippines, down by 6.1%, mainly reflecting the impact of first-quarter 2022 excise tax-driven price increases.

Our Regional market share decreased by 0.3 points to 19.4%.

Our total shipment volume increased by 1.6% to 144.5 billion units, mainly driven by:
•India, up by 73.9%, primarily reflecting a higher market share (driven by geographic expansion) and the higher total market; and
•Indonesia, up by 4.8%, mainly reflecting the higher total market;
partly offset by
•the Philippines, down by 6.3%, mainly reflecting the lower total market.

East Asia & Australia:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,132	$5,953	(13.8)%	(3.9)%	$(821)	$(587)	$—	$(16)	$(218)	$—
Operating Income	$1,919	$2,556	(24.9)%	(10.9)%	$(637)	$(358)	$—	$(16)	$(477)	$214

Net revenues, excluding currency and acquisitions, decreased by 3.9%, primarily reflecting: unfavorable volume/mix, mainly due to unfavorable device mix, lower cigarette volume and unfavorable cigarette mix, partly offset by higher HTU volume and higher device volume; and an unfavorable pricing comparison.

Operating income, excluding currency and acquisitions, decreased by 10.9%, mainly reflecting: unfavorable volume/mix, primarily due to unfavorable HTU mix, lower cigarette volume, unfavorable cigarette mix and unfavorable device mix; and higher manufacturing costs; partly offset by lower marketing, administration and research costs (including a favorable comparison versus the prior year period related to asset impairment and exit costs of $88 million and the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $21 million).

East Asia & Australia - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in East Asia & Australia, excluding China, decreased by 0.9% to 292.8 billion units, mainly due to:
•Japan, down by 1.5%, primarily reflecting the impact of the October 2021 excise tax-driven price increases.

Our Regional market share, excluding China, increased by 0.8 points to 27.3%.

Our total shipment volume decreased by 0.2% to 81.9 billion units, mainly due to:
•Australia, down by 5.1%, mainly reflecting a lower total market, partly offset by a higher market share; and
•South Korea, down by 1.6%, primarily reflecting a lower market share;
partly offset by
•Japan, up by 0.6%, or by 3.9% excluding the net unfavorable impact of estimated distributor inventory movements (primarily due to HTUs), reflecting a higher market share, partly offset by the lower total market.

Excluding the net unfavorable impact of estimated distributor inventory movements, our total in-market sales volume increased by 1.9%.

Americas:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,903	$1,843	3.3%	4.1%	$60	$(15)	$—	$102	$(23)	$(4)
Operating Income	$436	$487	(10.5)%	(8.2)%	$(51)	$(11)	$—	$102	$(6)	$(136)

Net revenues, excluding currency and acquisitions, increased by 4.1%, primarily reflecting: a favorable pricing variance, driven by combustible tobacco pricing; partly offset by unfavorable volume/mix, mainly due to unfavorable cigarette mix.

Operating income, excluding currency and acquisitions, decreased by 8.2%, mainly reflecting: higher marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $5 million and a favorable comparison versus the prior year period related to asset impairment and exit costs of $8 million); and higher manufacturing costs; partly offset by a favorable pricing variance. Volume/mix was slightly unfavorable, mainly due to unfavorable cigarette mix, largely offset by higher cigarette volume.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market in the Americas, excluding the U.S., increased by 1.7% to 190.8 billion units, primarily driven by:
•Brazil, up by 7.6%, primarily reflecting a lower estimated prevalence of illicit trade;
partly offset by
•Canada, down by 12.8%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products.

Our Regional market share, excluding the U.S., increased by 0.3 points to 34.8%.

Our total shipment volume increased by 2.1% to 66.5 billion units, mainly driven by:
•Brazil, up by 13.3%, primarily reflecting the higher total market and a higher market share; and
•Mexico, up by 2.5%, mainly reflecting a higher total market and a higher market share for cigarettes;
partly offset by
•Argentina, down by 2.8%, primarily reflecting a lower market share due to adult smoker downtrading to ultra-low-price brands produced by local manufacturers, partly offset by a higher total market.

Swedish Match:

Our results for the Swedish Match operating segment for the full-year include Swedish Match's results beginning on November 11, 2022, when PMI became the owner of a majority position in Swedish Match, through December 31, 2022. The business operations of our Swedish Match segment are managed and evaluated separately from the geographical segments.

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$316	$—	—%	—%	$316	$—	$316	$—	$—	$—
Operating Income / (Loss)	$(22)	$—	—%	—%	$(22)	$—	$(22)	$—	$—	$—

We recorded net revenues of $316 million in the Swedish Match segment, with an operating loss of $22 million, primarily reflecting $125 million in an acquisition accounting-related item and $26 million related to the amortization of acquired intangibles.

Wellness and Healthcare:

In the third quarter of 2021, we acquired Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. On March 31, 2022, we launched a new Wellness and Healthcare business, Vectura Fertin Pharma, consolidating these entities. The operating results of this business are reported in the Wellness and Healthcare segment. The business operations of our Wellness and Healthcare segment are managed and evaluated separately from the geographical segments.

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$271	$101	+100%	(7.9)%	$170	$(11)	$189	$(10)	$—	$2
Operating Income / (Loss)	$(258)	$(52)	-(100)%	-(100)%	$(206)	$8	$(72)	$(10)	$—	$(132)

Net revenues, excluding currency and acquisitions, decreased by 7.9%, primarily reflecting lower product supply revenues and lower royalties.

The operating loss of $258 million in 2022 included $171 million of amortization and impairment of intangibles. The remaining operating loss in 2022 of $87 million mainly reflected investments in research and development, as well as expenses related to employee retention programs.

2021 compared with 2020

For a discussion comparing our consolidated operating results within each of our geographical segments for the year ended December 31, 2021, with the year ended December 31, 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Operating Results by Business Segment in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 11, 2022. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2022.

Financial Review

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net cash provided by operating activities	$10,803	$11,967	$9,812
Net cash used in investing activities	(15,679)	(2,358)	(1,154)
Net cash provided by (used in) financing activities	3,806	(11,977)	(8,496)

2022 compared with 2021

•Net Cash Provided by Operating Activities

Net cash provided by operating activities for the year ended December 31, 2022 decreased by $1.2 billion compared with 2021. Excluding unfavorable currency movements of $1.5 billion, net cash provided by operating activities increased by $0.3 billion, due primarily to higher currency-neutral net earnings of $1.1 billion and lower pension plan contributions, net of refunds, of $0.3 billion, partially offset by higher working capital requirements of $1.0 billion and other movements.

The unfavorable currency movements primarily related to the currency impact on net earnings and represented the fluctuations of the U.S. dollar, especially against Egyptian pound, Euro, Hungarian forint, Japanese yen and Polish zloty, partially offset by the Russian ruble and Swiss franc.

The higher working capital requirements in 2022 as compared with 2021 were primarily due to more cash used for accounts receivable in 2022 mainly reflecting the timing of sales and cash collections, and more cash used for inventory mainly reflecting stock movements related to excise tax increases, partially offset by more cash provided by accrued liabilities and other current assets mainly reflecting the timing of excise tax-paid inventory movements and excise tax payments.

•Net Cash Used in Investing Activities

Net cash used in investing activities of $15.7 billion for the year ended December 31, 2022, increased by $13.3 billion from the comparable 2021 period. This increase was due primarily to the $14.0 billion of cash used in 2022 for the Swedish Match acquisition, net of acquired cash, the 2022 cash payment to Altria Group, Inc. of $1.0 billion for PMI to reacquire the IQOS commercialization rights in the U.S. and higher capital expenditures. These increases were partially offset by the $2.1 billion of cash used in 2021 for our acquisitions, net of acquired cash. For further detail on our acquisitions and the Altria Group, Inc. Agreement, see Item 8, Note 3. Acquisitions.

Our capital expenditures were $1.1 billion in 2022 and $0.7 billion in 2021. The 2022 expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2023 of approximately $1.3 billion, partly reflecting increased investments behind smoke-free product manufacturing capacity, including for ILUMA and Swedish Match's portfolio.

•Net Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities of $3.8 billion for the year ended December 31, 2022, increased by $15.8 billion from the comparable 2021 period. The increase was primarily due to higher borrowings in 2022 reflecting net borrowings of $9.9 billion under credit facilities related to the Swedish Match acquisition, proceeds from long-term debt issuances of $6.0 billion and net short-term borrowings of $1.0 billion (primarily commercial paper), as well as lower share repurchases and lower repayments of long-term debt in 2022. These increases were partially offset by higher cash usage primarily reflecting payments made after the acquisition date to acquire additional Swedish Match shares from noncontrolling interests, higher dividend payments and the purchase of the remaining stakes in our Turkish affiliates in the first quarter of 2022. For further details on the purchases of additional Swedish Match shares and the remaining stakes in our Turkish affiliates, see Item 8, Note 3. Acquisitions.

Dividends paid in 2022 and 2021 were $7.8 billion and $7.6 billion, respectively.

2021 compared with 2020

For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2021, with the year ended December 31, 2020, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Review in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the U.S. Securities and Exchange Commission on February 11, 2022. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2022.

•Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For 2022 and 2021, the activities for such reverse repurchase agreements were not material.

In August 2021, we published a business transformation-linked financing framework (“Framework”), which integrates PMI's smoke-free transformation into its financing strategy. The Framework outlines the guidelines that we will follow in issuing business transformation-linked financing instruments in the debt capital and loan markets, which may include public notes offerings, private placements, loans, and other relevant financing instruments.

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On November 10, 2022, Fitch affirmed our long-term credit rating at “A” and short-term at “F1”, and revised our outlook to “Stable” from “Rating Watch Negative”. On November 11, 2022, Moody’s affirmed our long-term credit rating at “A2” and short-term at “P-1”, and revised our outlook to “Stable” from “Rating(s) Under Review”. On November 11, 2022, Standard & Poor’s revised our long-term credit rating to “A-” from “A” and short-term to “A-2” from “A-1” with “Stable” outlook (previously “CreditWatch Negative”).

At February 10, 2023, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Stable

Revolving Credit Facilities – On January 25, 2023, we entered into an agreement to amend and extend the term of our $1.8 billion 364-day committed revolving credit facility from January 31, 2023, to January 30, 2024.

At February 10, 2023, our committed revolving credit facilities were as follows:

Type (in billions)	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 30, 2024	$1.8
Multi-year revolving credit, expiring February 10, 2026(1)	2.0
Multi-year revolving credit, expiring September 29, 2026(2) (3)	2.5
Total facilities	$6.3
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

At February 10, 2023, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, PMI currently expects to request a further extension of the terms of its $2.5 billion multi-year revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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

In addition to the committed revolving credit facilities discussed above, certain of our subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $1.9 billion at December 31, 2022 and approximately $2.3 billion at December 31, 2021, are for the sole use of our subsidiaries. Borrowings under these arrangements and other bank loans amounted to $295 million at December 31, 2022, and $225 million at December 31, 2021.

Financing of the Swedish Match Acquisition – In connection with PMI’s all-cash recommended public offer to the shareholders of Swedish Match AB ("Swedish Match"), a public limited liability company organized under the laws of Sweden, for all the outstanding shares of Swedish Match, on May 11, 2022, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a new €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. On November 11, 2022, PMI acquired a controlling interest of 85.87% of the total issued shares in Swedish Match and has acquired 94.81% of its outstanding shares as of December 31, 2022.

PMI borrowed $8.4 billion under the bridge facility by delivering notices of borrowing for advances of $7.9 billion and $0.5 billion on November 7, 2022 and November 10, 2022, respectively. All amounts borrowed under the bridge facility will become due on November 8, 2023 unless prepaid or such maturity date is extended pursuant to the terms of the bridge facility. On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022, PMI repaid $4.0 billion under the bridge facility. As of December 31, 2022, outstanding borrowings under the bridge facility amounted to $4.4 billion and $1.1 billion commitments remained available for drawing. As of December 31, 2022, the €5.5 billion (approximately $5.9 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details, see Item 8, Note 3. Acquisitions to our consolidated financial statements.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2022, we had $0.9 billion of commercial paper outstanding. At December 31, 2021, we had no commercial paper outstanding. The average commercial paper balance outstanding during 2022 and 2021 was $3.1 billion and $1.1 billion, respectively.

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

Our operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2022, 2021 and 2020, were $1.0 billion, $0.9 billion and $1.2 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows.

For further details, see Item 8, Note 19. Sale of Accounts Receivable to our consolidated financial statements.

Debt – Our total debt was $43.1 billion at December 31, 2022, and $27.8 billion at December 31, 2021. Our total debt is primarily fixed rate in nature. The weighted-average all-in financing cost of our total debt was 2.5% in 2022 and 2.4% in 2021. For further details, including the fair value of our debt, see Item 8, Note 8. Indebtedness. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 11, 2020, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period. During February 2023, we plan to file a new shelf registration statement with the Securities and Exchange Commission.

Our notes issuances in 2022 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity

U.S. dollar notes	(a)	$1,000	5.125%	November 2022	November 2024
U.S. dollar notes	(b)	$750	5.000%	November 2022	November 2025
U.S. dollar notes	(b)	$1,500	5.125%	November 2022	November 2027
U.S. dollar notes	(b)	$1,250	5.625%	November 2022	November 2029
U.S. dollar notes	(b)	$1,500	5.750%	November 2022	November 2032
(a) Interest is payable semi-annually on each May 15 and November 15, commencing May 15, 2023.
(b) Interest is payable semi-annually on each May 17 and November 17, commencing May 17, 2023.

The weighted-average time to maturity of our long-term debt was approximately 8 years at the end of 2022 and 10 years at the end of 2021.

Cash Requirements – At December 31, 2022, our material short-term and long-term cash requirements for various contractual obligations and commitments primarily consisted of the following:
•principal payments related to long-term debt and the associated interest payments. For further details, see Item 8, Note 8. Indebtedness to our consolidated financial statements;
•accounts payable and accrued liabilities on our consolidated balance sheet (primarily short-term in nature);

•purchase obligations for inventory and production costs to be utilized in the normal course of business such as raw materials, electronic devices, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution, as well as capital expenditures. These purchase obligations are expected to be approximately $3.3 billion in 2023 and approximately $1.6 billion for years beyond;
•As part of the agreement with Altria Group, Inc. for PMI to reacquire the IQOS commercialization rights in the U.S., PMI agreed to pay the remaining cash consideration of $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)) by July 2023 at the latest. For further details, see Item 8, Note 3. Acquisitions to our consolidated financial statements;
•operating lease liabilities, on an undiscounted basis, which were included in our consolidated balance sheets. For further details, see Item 8, Note 21. Leases to our consolidated financial statements; and
•other long-term liabilities mainly related to transition tax. For further details, see Item 8, Note 12. Income Taxes to our consolidated financial statements.

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

Guarantees – At December 31, 2022, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for an equity method investee. For further details, see Item 8, Note 18. Contingencies to our consolidated financial statements.

Equity and Dividends

We discuss our stock awards as of December 31, 2022, in Item 8, Note 10. Stock Plans to our consolidated financial statements.

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

On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. Prior to the suspension of the program, we made no share repurchases during the second quarter of 2022. For further details on Swedish Match, see the Item 8, Note 3. Acquisitions.

Dividends paid in 2022 were $7.8 billion. During the third quarter of 2022, our Board of Directors approved a 1.6% increase in the quarterly dividend to $1.27 per common share. As a result, the present annualized dividend rate is $5.08 per common share.

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

Derivative Financial Instruments - We operate in markets primarily outside of the United States of America, with manufacturing and sales facilities in various locations around the world. Consequently, we use certain financial instruments to manage our foreign currency and interest rate exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange and interest rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.

See Item 8, Note 16. Financial Instruments to our consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

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

The computation estimates were made assuming normal market conditions, using a 95% confidence interval and a one-day holding period using a "parametric delta-gamma" approximation technique to determine the observed interrelationships between movements in interest rates and various currencies and in calculating the risk of the underlying positions in the portfolio. These interrelationships were determined by observing interest rate and forward currency rate movements primarily over the preceding quarter for determining value at risk at December 31, 2022 and 2021, and primarily over each of the four preceding quarters for the calculation of average, high and low value at risk amounts during each year.

	Fair Value Impact
(in millions)	At December 31, 2022	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$33	$55	$73	$33

Interest rates	$233	$253	$317	$195

	Fair Value Impact
(in millions)	At December 31, 2021	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$24	$36	$45	$24

Interest rates	$217	$200	$217	$179

The significant year-over-year increase in "average" and "high" impact on the value at risk computation above was primarily due to trends in foreign currency and interest rate volatility.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our RRPs constitute a new product category that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in Item 1A. Risk Factors and Business Environment of this section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Item 7A.Quantitative and Qualitative Disclosures About Market Risk.

The information called for by this Item is included in Item 7, Market Risk.

Item 8.Financial Statements and Supplementary Data.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2022	2021	2020
Revenues including excise taxes (includes $8,269 in 2022, $7,822 in 2021 and $7,572 in 2020 from related parties)	$80,669	$82,223	$76,047
Excise taxes on products	48,907	50,818	47,353
Net revenues (includes $3,658 in 2022, $3,330 in 2021 and $3,233 in 2020 from related parties) (Note 18)	31,762	31,405	28,694
Cost of sales (Notes 4 & 5)	11,402	10,030	9,569
Gross profit	20,360	21,375	19,125
Marketing, administration and research costs (Notes 3, 4, 5, 13 & 20)	8,114	8,400	7,457
Operating income	12,246	12,975	11,668
Interest expense, net (Note 15)	588	628	618
Pension and other employee benefit costs (Note 14)	24	115	97
Earnings before income taxes	11,634	12,232	10,953
Provision for income taxes (Note 12)	2,244	2,671	2,377
Equity investments and securities (income)/loss, net	(137)	(149)	(16)
Net earnings	9,527	9,710	8,592
Net earnings attributable to noncontrolling interests	479	601	536
Net earnings attributable to PMI	$9,048	$9,109	$8,056
Per share data (Note 11):
Basic earnings per share	$5.82	$5.83	$5.16
Diluted earnings per share	$5.81	$5.83	$5.16

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2022	2021	2020
Net earnings	$9,527	$9,710	$8,592
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(169) in 2022, $(58) in 2021 and $94 in 2020	(1,268)	58	(1,265)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(132) in 2022, $(210) in 2021 and $139 in 2020	843	1,055	(726)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(49) in 2022, $(72) in 2021 and $(67) in 2020	217	323	299
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(99) in 2022, $(20) in 2021 and $13 in 2020	481	124	(68)
(Gains) losses transferred to earnings, net of income taxes of $35 in 2022, $7 in 2021 and $0 in 2020	(219)	(35)	(20)
Total other comprehensive earnings (losses)	54	1,525	(1,780)
Total comprehensive earnings	9,581	11,235	6,812
Less comprehensive earnings attributable to:
Noncontrolling interests	515	522	574
Comprehensive earnings attributable to PMI	$9,066	$10,713	$6,238

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2022	2021
Assets
Cash and cash equivalents	$3,207	$4,496
Trade receivables (less allowances of $42 in 2022 and $70 in 2021) (1)	3,850	3,123
Other receivables (less allowances of $32 in 2022 and $36 in 2021)	906	817
Inventories:
Leaf tobacco	1,674	1,642
Other raw materials	2,028	1,652
Finished product	6,184	5,426
	9,886	8,720
Other current assets (Note 3)	1,770	561
Total current assets	19,619	17,717
Property, plant and equipment, at cost:
Land and land improvements	545	565
Buildings and building equipment	4,291	4,293
Machinery and equipment	9,549	9,275
Construction in progress	1,058	599
	15,443	14,732
Less: accumulated depreciation	8,733	8,564
	6,710	6,168
Goodwill (Note 5)	19,655	6,680
Other intangible assets, net (Note 5)	6,732	2,818
Equity investments (Note 6)	4,431	4,463
Deferred income taxes	603	895
Other assets (less allowances of $20 in 2022 and $21 in 2021) (Note 3)	3,931	2,549
Total Assets	$61,681	$41,290

(1) Includes trade receivables from related parties of $688 million and $518 million as of December 31, 2022, and 2021, respectively (less allowances of $7 million in 2022 and $1 million in 2021). For further details, see Note 6. Related Parties - Equity Investments and Other.

See notes to consolidated financial statements.

at December 31,	2022	2021
Liabilities
Short-term borrowings (Note 8)	$5,637	$225
Current portion of long-term debt (Note 8)	2,611	2,798
Accounts payable	4,076	3,331
Accrued liabilities:
Marketing and selling	695	811
Taxes, except income taxes	7,440	6,324
Employment costs	1,168	1,146
Dividends payable	1,990	1,958
Other	2,679	1,637
Income taxes (Note 12)	1,040	1,025
Total current liabilities	27,336	19,255
Long-term debt (Note 8)	34,875	24,783
Deferred income taxes	1,956	726
Employment costs	1,984	2,968
Income taxes and other liabilities (Note 12)	1,841	1,766
Total liabilities	67,992	49,498
Contingencies (Note 18)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2022 and 2021) (Note 9)	—	—
Additional paid-in capital	2,230	2,225
Earnings reinvested in the business	34,289	33,082
Accumulated other comprehensive losses (Note 17)	(9,559)	(9,577)
	26,960	25,730
Less: cost of repurchased stock (559,098,620 and 559,146,338 shares in 2022 and 2021, respectively)	35,917	35,836
Total PMI stockholders’ deficit	(8,957)	(10,106)
Noncontrolling interests	2,646	1,898
Total stockholders’ deficit	(6,311)	(8,208)
Total Liabilities and Stockholders’ (Deficit) Equity	$61,681	$41,290

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2022	2021	2020
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$9,527	$9,710	$8,592
Adjustments to reconcile net earnings to operating cash flows:
Depreciation, amortization and impairment of intangibles	1,189	998	981
Deferred income tax (benefit) provision	(234)	(17)	(143)
Asset impairment and exit costs, net of cash paid (Note 20)	(93)	(22)	(14)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	(871)	(198)	26
Inventories	(1,287)	549	(165)
Accounts payable	719	653	406
Accrued liabilities and other current assets	1,862	623	121
Income taxes	(261)	(260)	(260)
Pension plan contributions, net of refunds (Note 14)	3	(269)	(102)
Other	249	200	370
Net cash provided by operating activities	10,803	11,967	9,812
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,077)	(748)	(602)
Acquisition of Swedish Match AB, net of acquired cash (Note 3)	(13,976)	—	—
Other acquisitions, net of acquired cash (Note 3)	—	(2,111)	—
Altria Group, Inc. agreement (Note 3)	(1,002)	—	—
Equity investments	(20)	(34)	(47)
Net investment hedges and other derivatives (Note 16)	284	466	(551)
Other	112	69	46
Net cash used in investing activities	(15,679)	(2,358)	(1,154)
(1) Includes amounts from related parties of $(166) million, $(149) million and $88 million in 2022, 2021 and 2020, respectively

See notes to consolidated financial statements.

for the years ended December 31,	2022	2021	2020
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$876	$—	$(70)
Issuances - maturities longer than 90 days	934	—	45
Repayments - maturities longer than 90 days	(795)	—	(45)
Borrowings under credit facilities related to Swedish Match AB acquisition	13,920	—	—
Repayments under credit facilities related to Swedish Match AB acquisition	(4,000)	—	—
Long-term debt proceeds	5,965	—	3,713
Long-term debt repaid	(2,724)	(3,042)	(3,999)
Repurchases of common stock	(209)	(775)	—
Dividends paid	(7,812)	(7,580)	(7,364)
Payments to acquire Swedish Match AB noncontrolling interests (Note 3)	(1,495)	—	—
Payments to noncontrolling interests and Other (Note 3)	(854)	(580)	(776)
Net cash provided by (used in) financing activities	3,806	(11,977)	(8,496)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(213)	(417)	258
Cash, cash equivalents and restricted cash(1):
Increase (Decrease)	(1,283)	(2,785)	420
Balance at beginning of year	4,500	7,285	6,865
Balance at end of year	$3,217	$4,500	$7,285

Cash Paid:
Interest	$717	$716	$728
Income taxes	$2,751	$2,936	$2,785

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $10 million, $4 million and $5 million as of December 31, 2022, 2021 and 2020, respectively, which were included in other current assets in the consolidated balance sheets.

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2020	$—	$2,019	$30,987	$(9,363)	$(35,220)	$1,978	$(9,599)
Net earnings			8,056			536	8,592
Other comprehensive earnings (losses), net of income taxes				(1,818)		38	(1,780)
Issuance of stock awards (Note 10)		69			91		160
Dividends declared ($4.74 per share)			(7,405)				(7,405)
Dividends paid to noncontrolling interests						(602)	(602)
Other		17				(14)	3
Balances, December 31, 2020	—	2,105	31,638	(11,181)	(35,129)	1,936	(10,631)
Net earnings			9,109			601	9,710
Other comprehensive earnings (losses), net of income taxes				1,604		(79)	1,525
Issuance of stock awards (Note 10)		119			78		197
Dividends declared ($4.90 per share)			(7,665)				(7,665)
Dividends paid to noncontrolling interests						(560)	(560)
Common stock repurchased					(785)		(785)
Other		1				—	1
Balances, December 31, 2021	—	2,225	33,082	(9,577)	(35,836)	1,898	(8,208)
Net earnings			9,048			479	9,527
Other comprehensive earnings (losses), net of income taxes				189		(135)	54
Issuance of stock awards (Note 10)		37			118		155
Dividends declared ($5.04 per share)			(7,841)				(7,841)
Dividends paid to noncontrolling interests						(472)	(472)
Common stock repurchased					(199)		(199)
Acquisitions (Note 3)						2,379	2,379
Purchases of shares from noncontrolling interests (Note 3)		(32)		(171)		(1,503)	(1,706)
Balances, December 31, 2022	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1.

Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A. (also referred to herein as the U.S., the United States or the United States of America), whose subsidiaries and affiliates and their licensees are primarily engaged in the manufacture and sale of cigarettes and smoke-free products including heat-not-burn, vapor, and oral nicotine products. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

Smoke-free products ("SFPs") is the term PMI primarily uses to refer to all of its products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine. In addition, SFPs include wellness and healthcare products, as well as consumer accessories such as lighters and matches.

Reduced-risk products ("RRPs") is the term PMI uses to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking. PMI has a range of RRPs in various stages of development, scientific assessment and commercialization. PMI's RRPs are smoke-free products that contain and/or generate far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke.

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

In the fourth quarter of 2022, PMI acquired a controlling interest of the total issued shares in Swedish Match AB (“Swedish Match”). The operating results of Swedish Match are included in a separate segment. In the third quarter of 2021, PMI acquired Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. On March 31, 2022, PMI launched a new Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this business are reported in the Wellness and Healthcare segment. For further details on these acquisitions, see Note 3. Acquisitions and Note 13. Segment Reporting.

Certain prior years' amounts have been reclassified to conform with the current year's presentation. Following the Swedish Match acquisition and a review of PMI and Swedish Match’s combined product portfolio, PMI reclassified certain of its own products previously reported under its combustible tobacco product category to the newly created smoke-free product category to better reflect the characteristics of these products. This reclassification did not impact PMI’s segment reporting, consolidated financial position, results of operations or cash flows in any of the periods presented. For further details, see Note 13. Segment Reporting. During the first quarter of 2022, one of Fertin Pharma's product lines was moved from the Wellness and Healthcare segment to the European Union segment. For further details, see Note 5. Goodwill and Other Intangible Assets, net. The change did not have a material impact on PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

Note 2.

Summary of Significant Accounting Policies:

Acquisitions

PMI uses the acquisition method of accounting for acquired businesses. Under the acquisition method, PMI’s consolidated financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. PMI allocates the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on the estimated fair values as of the acquisition date. Any residual purchase price is recorded as goodwill. The fair value of assets acquired and liabilities assumed in certain cases may be subject to revision based on the final determination of fair value during a period of time not to exceed 12 months from the acquisition date. Contingent consideration liabilities are recognized at the estimated fair value on the acquisition date. Subsequent changes to the fair value of contingent consideration are recognized in marketing, administration and research costs in the consolidated statement of earnings. Transaction costs are expensed as incurred.

If PMI determines that assets acquired do not meet the definition of a business, the transaction will be accounted for as an acquisition of assets rather than a business combination and, therefore, no goodwill will be recorded. In an asset acquisition, acquired in-process research and development ("IPR&D") with no alternative future use is charged to expense.

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

Impairment of long-lived assets

PMI reviews long-lived assets, including amortizable intangible assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. PMI performs undiscounted operating cash flow analyses to determine if an impairment exists. For purposes of recognition and measurement of an impairment for assets held for use, PMI groups assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the lower of carrying value or estimated proceeds to be received less costs of disposal.

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

Revenue recognition

PMI recognizes revenue primarily through the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, vapor and oral nicotine products. The majority of PMI revenues are generated by sales through direct and indirect distribution networks with short-term payment conditions and where control is typically transferred to the customer either upon shipment or delivery of goods. PMI evaluates the transfer of control through evidence of the customer’s receipt and acceptance, transfer of title, PMI’s right to payment for those products and the customer’s ability to direct the use of those products upon receipt. Typically, PMI’s performance obligations are satisfied and revenue is recognized either upon shipment or delivery of goods.

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

Stock-based compensation

PMI measures compensation cost for all stock-based awards at fair value on date of grant and recognizes the compensation costs over the service periods for awards expected to vest. PMI’s accounting policy is to estimate the number of awards expected to be forfeited and adjust the expense when it is no longer probable that the employee will fulfill the service condition. For further details, see Note 10. Stock Plans.

Note 3.

Acquisitions:

Transactions With Noncontrolling Interests

Turkey – In the first quarter of 2022, PMI acquired the remaining 25% stake of its holding in Philip Morris Tütün Mamulleri Sanayi ve Ticaret A.Ş. ("PMTM") (formerly Philsa Philip Morris Sabancı Sigara ve Tütüncülük Sanayi ve Ticaret A.Ş.) and 24.75% stake in Philip Morris Pazarlama ve Satış A.Ş. ("PMPS") (formerly Philip Morris SA, Philip Morris Sabancı Pazarlama ve Satış A.Ş.) from its Turkish partners, Sabanci Holding for a total acquisition price including transaction costs and remaining dividend entitlements of approximately $223 million. As a result of this acquisition, PMI owned 100% of these Turkish subsidiaries as of December 31, 2022. The purchase of the remaining stakes in these holdings resulted in a decrease to PMI's additional paid-in capital of $30 million and an increase to accumulated other comprehensive losses of $171 million primarily following the reclassification of accumulated currency translation losses from noncontrolling interests to PMI’s accumulated other comprehensive losses during the first quarter of 2022.

In January 2023, PMI sold the acquired stakes of its holdings in PMTM and PMPS to Pioneers Tutun Yatirim Anonim Sirketi (“Pioneers”) for a consideration of approximately $205 million plus remaining dividend entitlements. The transaction will be reflected in PMI's financial statements in 2023.

Business Combinations

Swedish Match AB – On November 11, 2022 (the acquisition date), Philip Morris Holland Holdings B.V. (“PMHH”), a wholly owned subsidiary of PMI, acquired a controlling interest of 85.87% of the total issued shares in Swedish Match AB (“Swedish Match”) and has acquired 94.81% of its outstanding shares as of December 31, 2022. The shares were acquired through acceptances of the tender offer and a series of open market and over-the-counter purchases. PMI funded the acquisition through cash on-hand and debt proceeds, as described in Note 8. Indebtedness. The aggregate cash paid as of the acquisition date was $14,460 million (or $13,976 million net of cash acquired), which was included in investing activities in the consolidated statements of cash flows. The cash paid in connection with the additional purchases of the noncontrolling interests after the acquisition date amounted to $1,495 million and was included in financing activities in the consolidated statements of cash flows.

Swedish Match is a market leader in oral nicotine delivery with a significant presence in the United States market. The acquisition will accelerate PMI’s transformation to become a smoke-free company with a comprehensive global smoke-free portfolio with leadership positions in heat-not-burn, and the fastest growing category of oral nicotine, with the potential for accelerated international expansion.

Due to the timing of the acquisition, and limited access to detailed and disaggregated financial information of Swedish Match, the purchase price allocation is preliminary and it is likely subject to change, including the valuation of property, plant and equipment, intangible assets, income taxes and legal contingencies among other items. The following table summarizes the preliminary purchase price allocation for the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Cash and cash equivalents	$484
Trade receivables	135
Other receivables	53
Inventories	444
Other current assets	524
Property, plant and equipment	627
Other intangible assets	4,512
Other non-current assets	214
Current portion of long-term debt	224
Accounts payable	120
Other current liabilities	531
Income taxes	14
Long-term debt	1,126
Deferred income taxes	1,253
Other non-current liabilities	187
Identifiable net assets acquired	3,538
Noncontrolling interest	2,379
Goodwill	13,301
Total consideration transferred	$14,460

The total fair value step-up adjustment for inventories was $146 million, of which $125 million was recognized in cost of sales in the fourth quarter of 2022, with the remaining balance expected to be recognized in the first quarter of 2023.

The fair value of long-term debt was determined using readily available market prices as of the acquisition date and the total purchase price adjustment of $(102) million is being amortized as an increase to interest expense, net over the lives of the related debt.

Goodwill is primarily attributable to future growth opportunities, anticipated synergies in the U.S. and intangible assets that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes.

Identifiable intangible assets of Swedish Match consist of:

	Type	Useful Life	Estimated Fair Value (in millions)
Trademarks	Non-amortizable		$2,077
Trademarks	Amortizable	20 years	904
Developed technology, including patents		10 years	367
Customer relationships		10 years	1,164
Total identifiable intangible assets			$4,512

The significant assumptions used in determining the preliminary fair values of the identifiable intangible assets included royalty rates, revenue growth rates, profit margins, customer attrition rate and discount rates.

Trademarks primarily relate to $2,077 million for the ZYN trademark, which has been determined to have an indefinite life due to the fast growth and the leading position of the brand in the market. All other trademarks have been preliminarily determined to have a 20 years useful life. The preliminary fair values of the trademarks have been determined using the relief from royalty method supported by revenue growth rates assumptions and royalty rates benchmarking analysis at product category level (smoke-free brands, including

ZYN, cigar brands and lights). In 2023, during the measurement period, the useful life, revenue growth rate and the royalty rate of each individual trademark will be reassessed to determine its final purchase price.

Developed technology, including patents, relates to the nicotine pouch technology of $367 million. The patent has been assigned a useful life of 10 years, which is in line with the patent's protection. The preliminary fair value of the patent has been determined using the relief from royalty method.

Customer relationships have been valued separately by geographic locations, namely for the US market, Scandinavia, and other markets using the multiple periods excess earnings method, preliminarily reflecting a general market attrition rate for retail and revenue allocation and profit margin assumptions by customer type, which will be further assessed during the measurement period.

PMI consolidated statements of earnings for the year ended December 31, 2022, include $316 million of net revenues and $(26) million of net losses associated with the results of operations of Swedish Match from the acquisition date to December 31, 2022. The operating results of Swedish Match are included in a separate segment.

Acquisition related transaction costs, which were comprised primarily of regulatory, financial advisory and legal fees, totaled $59 million for the year ended December 31, 2022, and were included in marketing, administration and research costs in the consolidated statements of earnings. Bridge and term loan credit agreement related fees associated with the issuance of debt amounted to $54 million, of which $37 million were capitalized at the acquisition date. The fair value of the noncontrolling interest was based on the tender offer as of the acquisition date.

PMI’s approval of the acquisition by the European Commission, under the EU Merger Regulation, was subject to PMHH’s divestiture of Swedish Match’s subsidiary, SMD Logistics AB, following the completion of the offer to tender all shares in Swedish Match to PMHH. As a result, these assets have been accounted for as assets held for sale and included within other current assets and other accrued liabilities in PMI’s consolidated balance sheets at December 31, 2022.

The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of PMI and Swedish Match. In order to reflect the occurrence of the acquisition on January 1, 2021, as required, the unaudited pro forma financial information includes adjustments to reflect the following:

•incremental amortization expense to be incurred based on the current preliminary fair values of the identifiable intangible assets acquired;
•incremental cost of products sold related to the fair value adjustments associated with acquisition date inventory;
•additional interest expense associated with the issuance of debt to finance the acquisition, including the effects of the related derivative financial instruments designated to hedge interest rate risks as well as economic hedges;
•reclassification of non-recurring acquisition-related costs incurred during the year ended December 31, 2022, to the year ended December 31, 2021;
•impact of a deferred tax cost of $430 million in 2022 and $321 million in 2021 related to the theoretical unrealized foreign currency gains on intercompany loans related to the acquisition financing. These theoretical unrealized pre-tax foreign currency movements were fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in PMI's consolidated statements of stockholders' (deficit) equity, while the corresponding deferred tax impacts were reflected in PMI's consolidated statements of earnings; and
•other immaterial items (i.e., the alignment of accounting policies from IFRS to US GAAP.)

The unaudited pro forma financial information is not necessarily indicative of what the consolidated results of operations would have been had the acquisition been completed on January 1, 2021. In addition, the unaudited pro forma financial information is not a projection of future results of operations of the combined company, nor does it reflect the expected realization of any synergies or cost savings associated with the acquisition.

The unaudited pro forma financial information is as follows:

	For the Years Ended December 31,
(in millions)	2022	2021
Net revenues	$33,690	$33,577
Net earnings attributable to PMI	$8,875	$8,610

AG Snus - On May 6, 2021, PMI acquired 100% of AG Snus Aktieselskab ("AG Snus"), a company based in Denmark, and its Swedish subsidiary Tobacco House of Sweden AB fully owned by AG Snus, which operates in the oral tobacco (i.e. snus) and modern oral (i.e. nicotine pouches) product categories. The purchase price was $28 million in cash, net of cash acquired, with additional contingent payments of up to $10 million, primarily relating to product development and performance targets over a less than two-year period. In the fourth quarter of 2022, the additional contingent payment was settled for $9 million. The operating results of AG Snus are included in the European Union segment, and were not material.

Fertin Pharma – On September 15, 2021, PMI acquired 100% of Fertin Pharma A/S (“Fertin Pharma”), a company based in Denmark. Fertin Pharma is a developer and manufacturer of pharmaceutical and well-being products based on oral and intra-oral delivery systems. The acquisition was funded with existing cash. The total consideration of $821 million (DKK 5.2 billion) included cash of $580 million and the payment of $241 million related to the settlement of Fertin Pharma’s indebtedness. The purchase price of $821 million was allocated to cash ($24 million), current assets including receivables and inventories ($69 million), non-current assets including property, plant and equipment ($228 million), goodwill ($378 million), and other intangible assets ($245 million, which primarily consisted of customer relationships, developed technology, and in-process research and development ("IPR&D")), partially offset by current liabilities ($44 million, which primarily consisted of accrued liabilities and accounts payable) and non-current liabilities ($79 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives of 8 to 19 years. During 2022, PMI did not record any measurement period adjustments to the purchase price allocation. The final purchase price allocation was reflected in the consolidated balance sheets as of December 31, 2022.

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

The total purchase price of $1,384 million (GBP 1.0 billion) for 100% of the Vectura shares was allocated to cash ($136 million), current assets including receivables and inventories ($89 million), non-current assets including property, plant and equipment ($67 million), goodwill ($780 million), and other intangible assets ($486 million, which primarily consisted of developed technology, and IPR&D), partially offset by current liabilities ($100 million, primarily accrued liabilities), and non-current liabilities ($74 million, primarily deferred income tax). Goodwill is primarily attributable to future growth opportunities provided by acquired R&D capabilities and any intangibles that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes. The amortizable intangible assets are being amortized over their estimated useful lives of 3 to 13 years. During 2022, PMI made certain measurement period adjustments to the purchase price allocation to reflect facts and circumstances in existence as of the acquisition date, which resulted in an increase to goodwill of $190 million. The increase was primarily due to a decrease in other intangible assets ($233 million), and a decrease in deferred income tax liabilities ($43 million). The final purchase price allocation was reflected in the consolidated balance sheets as of December 31, 2022.

Pro forma results of operations for AG Snus, Fertin Pharma and Vectura have not been presented as the aggregate impact is not material to PMI's consolidated statements of earnings.

Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024, PMI will have the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of $2.7 billion, with $1.0 billion paid at the inception of the agreement and the remaining $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)), to be paid by July 2023 at the latest. The cash consideration paid at the inception of the agreement of $1.0 billion has been accounted for within other assets in PMI’s consolidated balance sheets as of December 31, 2022. As of May 2024, when PMI can exercise its ability to commercialize IQOS in the U.S., PMI will finalize the accounting for this transaction by assigning the consideration to the respective assets.

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

Note 4.

War in Ukraine:

Since the onset of the war in Ukraine in February 2022, PMI's main priority has been the safety and security of its more than 1,300 employees and their families in the country.

Ukraine

PMI temporarily suspended its commercial and manufacturing operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022, in order to preserve the safety of its employees. PMI subsequently resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at the factory in Kharkiv remains suspended. While the effects of the war are unpredictable and could trigger impairment reviews for long-lived assets, as of December 31, 2022, PMI is unable to estimate the information required to perform impairment analyses (i.e., forecast of revenues, manufacturing and commercial plans). PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. As a result, PMI has not recorded an impairment of long-lived assets. As of December 31, 2022, PMI’s Ukrainian operations had approximately $414 million in total assets, excluding intercompany balances. These total assets included $69 million, $279 million and $31 million in receivables, inventories and property, plant and equipment, respectively.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also taken steps to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment. PMI is continuously assessing the evolving situation in Russia, including: recent regulatory constraints in the market that entail very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities; and restrictions resulting from international regulations. As a result of PMI continuing operations within Russia as of December 31, 2022, it has not recorded an impairment of long-lived and other assets. However, PMI recorded specific asset write downs as referred to in the table below. PMI’s Russian operations as of December 31, 2022 had approximately $2.5 billion in total assets, excluding intercompany balances. These total assets included $578 million, $541 million, $786 million, $334 million and $161 million in cash (primarily held in local currency), receivables, inventories, property, plant and equipment and goodwill, respectively. In addition, there was approximately $806 million of cumulative foreign currency translation losses reflected in accumulated other comprehensive losses in the consolidated statement of stockholders’ equity as of December 31, 2022.

As of December 31, 2022, PMI recorded in its consolidated statements of earnings pre-tax charges related to circumstances driven by the war as follows:

(in millions)	For the Year Ended December 31, 2022
	Cost of sales	Marketing, administration and research costs	Total
Ukraine [1]	$42	$36	$78
Russia [2]	20	53	73
Total	$62	$89	$151
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

Note 5.

Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	European Union	Eastern Europe	Middle East & Africa	South & Southeast Asia	East Asia & Australia	Americas	Swedish Match	Wellness & Healthcare	Total
Balances at January 1, 2021	$1,434	$317	$86	$2,915	$559	$653	$—	$—	$5,964
Changes due to:
Acquisitions	54	—	—	—	—	—	—	944	998
Currency	(91)	(22)	(7)	(87)	(20)	(42)	—	(13)	(282)
Balances, December 31, 2021	1,397	295	79	2,828	539	611	—	931	6,680
Changes due to:
Acquisitions	—	—	—	—	—	—	13,301	—	13,301
Currency	(82)	(17)	(5)	(256)	(46)	4	(5)	(109)	(516)
Other	—	—	—	—	—	—	—	190	190
Balances, December 31, 2022	$1,315	$278	$74	$2,572	$493	$615	$13,296	$1,012	$19,655

The increase in goodwill in 2022 was due primarily to the final purchase price allocation associated with Vectura Group plc acquisition in 2021 (reflected in "changes due to other" in Wellness and Healthcare segment) and the preliminary purchase price allocation associated with the Swedish Match AB acquisition in the fourth quarter of 2022, partially offset by currency movements. For further details on these business combinations, see Note 3. Acquisitions.

At December 31, 2022, goodwill primarily reflects PMI’s business combinations in Greece, Indonesia, Mexico, the Philippines and Serbia, as well as the final purchase price allocation of Fertin Pharma A/S and Vectura Group plc., which were acquired in September 2021, and the preliminary purchase price allocation of Swedish Match AB, which was acquired in the fourth quarter of 2022.

As discussed in Note 1. Background and Basis of Presentation, during the first quarter of 2022, one of Fertin Pharma's product lines was moved from the Wellness and Healthcare segment to the European Union segment. As a result, the December 31, 2021 goodwill balance in the table above included a reclassification of $24 million from the Wellness and Healthcare segment to the European Union segment (reflected in changes due to acquisitions in 2021).

Details of other intangible assets were as follows:

		December 31, 2022			December 31, 2021
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$3,346		$3,346	$1,312		$1,312
Amortizable intangible assets:
Trademarks	15 years	2,050	$674	1,376	1,201	$639	562
Developed technology, including patents	8 years	975	243	732	859	63	796
Customer relationships and other	10 years	1,390	112	1,278	238	90	148
Total other intangible assets		$7,761	$1,029	$6,732	$3,610	$792	$2,818
Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico, as well as the preliminary purchase price allocation associated with the Swedish Match acquisition in 2022, and PMI's business combinations in 2021 (primarily in-process research and development). The increase since December 31, 2021 was due to the preliminary purchase price allocation associated with the Swedish Match acquisition in 2022 of $2,077 million, partially offset by the final purchase price allocation associated with Vectura Group plc acquisition in 2021 in the amount of $(3) million and currency movements of $(40) million.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2021, was due to the preliminary purchase price allocation associated with the Swedish Match acquisition in 2022 of $2,435 million, partially offset by final purchase price allocation associated with PMI's business combinations in 2021 and other movements in the amount of $(225) million, and currency movements of $(93) million. For further details on these business combinations, see Note 3. Acquisitions.

The change in the accumulated amortization from December 31, 2021, was mainly due to the 2022 amortization of $159 million and impairment charge of $112 million, partially offset by currency movements of $34 million. The amortization of intangibles for the year ended December 31, 2022 was recorded in cost of sales ($58 million) and in marketing, administration and research costs ($101 million) on PMI's consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be $310 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This estimate is subject to change based on the finalization of the preliminary purchase price allocation of the Swedish Match acquisition.

During the second quarter of 2022, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment, and no impairment charges were required as a result of this review. However, there are still risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information see Note 4. War in Ukraine. Each of PMI’s reporting units had fair values substantially in excess of its carrying value with the exception of the Wellness and Healthcare reporting unit, which had less than 20% excess of fair value over its carrying value in the period of the latest review of goodwill for potential impairment. The Wellness and Healthcare reporting unit's fair value was determined using the discounted cash flow model. PMI will continue to monitor this reporting unit as any changes in assumptions, estimates or market factors could result in a future impairment.

PMI recorded a pre-tax impairment charge of $112 million in the third quarter of 2022, reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. The impairment reduces the carrying values of developed technology definite-lived intangible assets in the Wellness and Healthcare segment to $325 million. The fair value of these intangible assets was primarily determined using the multi-period excess earnings method. This impairment charge was recorded within cost of sales in the consolidated statements of earnings for the year ended December 31, 2022.

Note 6.

Related Parties - Equity Investments and Other:

Equity Method Investments:

At December 31, 2022 and 2021, PMI had total equity method investments of $1,000 million and $879 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2022 and 2021, exceeded our share of the investees' book value by $750 million and $764 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $715 million and $728 million attributable to goodwill as of December 31, 2022 and 2021, respectively, which consists primarily of definite-lived intangible assets is being amortized on a straight-line basis. At December 31, 2022 and 2021, PMI received year-to-date dividends from equity method investees of $9 million and $176 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (Eastern Europe segment), which as of December 31, 2022 had a carrying value of $458 million. While as of December 31, 2022, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information, see Note 4. War in Ukraine. Additionally, there was approximately $469 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the consolidated statement of stockholders’ equity as of December 31, 2022.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $326 million and $283 million for the years ended December 31, 2022 and 2021, respectively. Unrealized pre-tax gains (losses) of $43 million and $19 million ($33 million and $15 million net of tax) on these equity securities were recorded in equity investments and securities (income)/loss, net on the consolidated statements of earnings for the years ended December 31, 2022 and 2021, respectively. For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

Other related parties:

United Arab Emirates-based Trans-Emirates Trading and Investments (FZC) ("TTI") holds a 33% non-controlling interest in Philip Morris Misr LLC ("PMM"), an entity incorporated in Egypt which is consolidated in PMI’s financial statements in the Middle East & Africa segment. PMM sells, under license, PMI brands in Egypt through an exclusive distribution agreement with a local entity that is also controlled by TTI. Additionally, as of December 31, 2022, TTI holds a 32.9% non-controlling interest in United Tobacco Company (“UTC”), an entity incorporated in Egypt which manufactures products for PMM under license.

Godfrey Phillips India Ltd ("GPI") is one of the non-controlling interest holders in IPM India, which is a 56.3% owned PMI consolidated subsidiary in the South & Southeast Asia segment. GPI also acts as contract manufacturer and distributor for IPM India.

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net revenues:
Megapolis Group	$2,485	$2,207	$2,174
Other	1,173	1,123	1,059
Net revenues (a)	$3,658	$3,330	$3,233

Expenses:
Other	$119	$69	$51
Expenses	$119	$69	$51
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

	At December 31,
(in millions)	2022	2021
Receivables:
Megapolis Group	$478	$319
Other	210	199
Receivables	$688	$518

Payables:
Other	$31	$25
Payables	$31	$25
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 7.

Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At December 31, 2022 and December 31, 2021, these amounts were as follows:

	At December 31,
(in millions)	2022	2021
Balance at beginning of period	$113	$137
Changes due to:
Warranties issued	107	154
Settlements	(114)	(177)
Currency/Other	(2)	(1)
Balance at end of period	$104	$113

Note 8.

Indebtedness:

Short-Term Borrowings

At December 31, 2022 and 2021, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2022		December 31, 2021
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$912	4.4%	$—	—%
Bank loans	295	7.5	225	12.0
U.S. dollar credit facility borrowings related to Swedish Match AB acquisition	4,430	4.9	—	—
	$5,637		$225

Given the mix of subsidiaries and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at December 31, 2022 and 2021, based upon current market interest rates, approximate the amounts disclosed above.

Long-Term Debt

At December 31, 2022 and 2021, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2022	2021
U.S. dollar notes, 0.875% to 6.375% (average interest rate 3.896%), due through 2044	$22,596	$19,397
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.877%), due through 2039	8,116	7,687
Swiss franc notes, 1.625% to 2.125% (average interest rate 1.768%), due through 2024	378	273
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 2.234%), due through 2027	5,850	—
Swedish krona notes, 1.395% to 3.654% (average interest rate 2.110%), due through 2029	343	—
Other (average interest rate 3.346%), due through 2029 (a)	203	224
Carrying value of long-term debt	37,486	27,581
Less current portion of long-term debt	2,611	2,798
	$34,875	$24,783
(a) Includes mortgage debt in Switzerland as well as $54 million and $71 million in finance leases at December 31, 2022 and 2021, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At December 31, 2022 and 2021 the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

	December 31,
(in millions)	2022	2021
Level 1	$28,919	$29,597
Level 2	6,142	165

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

Financing of the Swedish Match Acquisition

In connection with PMI’s all-cash recommended public offer to the shareholders of Swedish Match AB ("Swedish Match"), a public limited liability company organized under the laws of Sweden, for all the outstanding shares of Swedish Match, on May 11, 2022, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a new €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. On November 11, 2022, PMI acquired a controlling interest of 85.87% of the total issued shares in Swedish Match and has acquired 94.81% of its outstanding shares as of December 31, 2022.

PMI borrowed $8.4 billion under the bridge facility by delivering notices of borrowing for advances of $7.9 billion and $0.5 billion on November 7, 2022 and November 10, 2022, respectively. All amounts borrowed under the bridge facility will become due on November 8, 2023 unless prepaid or such maturity date is extended pursuant to the terms of the bridge facility. On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022, PMI repaid $4.0 billion under the bridge facility. As of December 31, 2022, outstanding borrowings under the bridge facility amounted to $4.4 billion and $1.1 billion commitments remained available for drawing. As of December 31, 2022, the €5.5 billion (approximately $5.9 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 3. Acquisitions.

Notes Outstanding:
PMI’s notes outstanding at December 31, 2022, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$600	2.625%	March 2013	March 2023
U.S. dollar notes		$500	2.125%	May 2016	May 2023
U.S. dollar notes		$750	1.125%	May 2020	May 2023
U.S. dollar notes		$500	3.600%	November 2013	November 2023
U.S. dollar notes		$900	2.875%	May 2019	May 2024
U.S. dollar notes		$750	3.250%	November 2014	November 2024
U.S. dollar notes		$1,000	5.125%	November 2022	November 2024
U.S. dollar notes		$750	1.500%	May 2020	May 2025
U.S. dollar notes		$750	3.375%	August 2015	August 2025
U.S. dollar notes		$750	5.000%	November 2022	November 2025
U.S. dollar notes		$750	2.750%	February 2016	February 2026
U.S. dollar notes		$750	0.875%	November 2020	May 2026
U.S. dollar notes		$500	3.125%	August 2017	August 2027
U.S. dollar notes		$1,500	5.125%	November 2022	November 2027
U.S. dollar notes		$500	3.125%	November 2017	March 2028
U.S. dollar notes	(a)	$50	4.000%	May 2013	May 2028
U.S. dollar notes		$750	3.375%	May 2019	August 2029
U.S. dollar notes		$1,250	5.625%	November 2022	November 2029
U.S. dollar notes		$750	2.100%	May 2020	May 2030
U.S. dollar notes		$750	1.750%	November 2020	November 2030
U.S. dollar notes		$1,500	5.750%	November 2022	November 2032
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
U.S. dollar notes	(b)	$500	4.250%	May 2016	November 2044
EURO notes	(c)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(a)	€300 (approximately $308)	0.875%	September 2016	September 2024
EURO notes	(c)	€500 (approximately $582)	0.625%	November 2017	November 2024
EURO notes	(c)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(a)	€200 (approximately $205)	1.200%	November 2017	November 2025
EURO notes	(a)	€50 (approximately $51)	1.200%	December 2020	November 2025
EURO notes	(a)	€50 (approximately $51)	1.200%	June 2021	November 2025
EURO notes	(c)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(c)	€500 (approximately $557)	0.125%	August 2019	August 2026
EURO notes	(a)	€300 (approximately $308)	0.875%	February 2020	February 2027
EURO notes	(c)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(c)	€750 (approximately $835)	0.800%	August 2019	August 2031
EURO notes	(c)	€500 (approximately $648)	3.125%	June 2013	June 2033
EURO notes	(c)	€500 (approximately $578)	2.000%	May 2016	May 2036
EURO notes	(c)	€500 (approximately $582)	1.875%	November 2017	November 2037
EURO notes	(c)	€750 (approximately $835)	1.450%	August 2019	August 2039
Swiss franc notes	(a)	CHF100 (approximately $104)	2.125%	June 2013	June 2023
Swiss franc notes	(c)	CHF250 (approximately $283)	1.625%	May 2014	May 2024
Swedish krona notes	(a)	SEK800 (approximately $76)	1.600%	February 2018	February 2023
Swedish krona notes	(a)	SEK200 (approximately $19)	floating	February 2018	February 2023
Swedish krona notes	(a)	SEK250 (approximately $24)	floating	October 2017	October 2023
Swedish krona notes	(a)	SEK1,000 (approximately $95)	2.710%	January 2019	January 2026
Swedish krona notes	(a)	SEK700 (approximately $67)	1.395%	February 2021	February 2026
Swedish krona notes	(a)	SEK100 (approximately $10)	1.395%	March 2021	February 2026
Swedish krona notes	(a)	SEK200 (approximately $19)	1.395%	September 2021	February 2026
Swedish krona notes	(a)	SEK200 (approximately $19)	1.395%	January 2022	February 2026
Swedish krona notes	(a)	SEK300 (approximately $29)	2.190%	April 2021	April 2029
(a) Notes issued by Swedish Match AB. USD equivalents for foreign currency notes were calculated based on exchange rates on the date of acquisition.
(b) These notes are a further issuance of the 4.250% notes issued by PMI in November 2014.
(c) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above were primarily used for general corporate purposes, including working capital requirements and repurchase of PMI's common stock.

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2023	$2,613
2024	4,572
2025	6,560
2026	3,307
2027	4,979
2028-2032	6,909
2033-2037	1,595
Thereafter	7,348
37,883
Debt discounts and fair value adjustments	(397)
Total long-term debt	$37,486

Revolving Credit Facilities

At December 31, 2022, PMI’s total committed revolving credit facilities were as follows:

Type (in billions)	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 31, 2023 (1)	$1.8
Multi-year revolving credit, expiring February 10, 2026 (2)	2.0
Multi-year revolving credit, expiring September 29, 2026 (3) (4)	2.5
Total facilities	$6.3
(1) On January 25, 2023, PMI entered into an agreement to amend and extend the term of its $1.8 billion 364-day committed revolving credit facility from January 31, 2023, to January 30, 2024.
(2) On January 28, 2022, PMI entered into an agreement, effective February 10, 2022, to amend and extend the term of its $2.0 billion multi-year revolving credit facility, for an additional year covering the period February 11, 2026 to February 10, 2027, in the amount of $1.9 billion.
(3) Includes pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets.
(4) On September 20, 2022, PMI entered into an agreement, effective September 29, 2022, to amend and extend the term of its $2.5 billion multi-year revolving credit facility, for an additional year covering the period September 30, 2026 to September 29, 2027, in the amount of $2.3 billion.

At December 31, 2022, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

These committed revolving credit facilities do not include any credit rating triggers, material adverse change clauses or any provisions that could require PMI to post collateral.

In addition to the committed revolving credit facilities discussed above, certain subsidiaries maintain short-term credit arrangements to meet their respective working capital needs. These credit arrangements, which amounted to approximately $1.9 billion at December 31, 2022, and approximately $2.3 billion at December 31, 2021, are for the sole use of the subsidiaries. Borrowings under these arrangements and other bank loans amounted to $295 million at December 31, 2022, and $225 million at December 31, 2021.

Note 9.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2020	2,109,316,331	(553,421,668)	1,555,894,663
Issuance of stock awards		1,479,068	1,479,068
Balances, December 31, 2020	2,109,316,331	(551,942,600)	1,557,373,731
Repurchase of shares		(8,514,629)	(8,514,629)
Issuance of stock awards		1,310,891	1,310,891
Balances, December 31, 2021	2,109,316,331	(559,146,338)	1,550,169,993
Repurchase of shares		(1,966,730)	(1,966,730)
Issuance of stock awards		2,014,448	2,014,448
Balances, December 31, 2022	2,109,316,331	(559,098,620)	1,550,217,711

On June 11, 2021, PMI's Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period. On July 22, 2021, PMI began repurchasing shares under this new share repurchase program. From July 22, 2021 through March 31, 2022, PMI repurchased 10.5 million shares of its common stock at a cost of approximately $1.0 billion. During the first three months of 2022, PMI repurchased 2.0 million shares of its common stock at a cost of $199 million. On May 11, 2022, PMI announced the suspension of its three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. For further details, see Note 3. Acquisitions. Prior to the suspension of the program, PMI made no share repurchases during the second quarter of 2022.

At December 31, 2022, 33,284,616 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 10.

Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). The 2022 Plan replaced the 2017 Performance Incentive Plan, and there will be no additional grants under the replaced plan. Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At December 31, 2022, shares available for grant under the 2022 Plan were 24,856,420.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At December 31, 2022, shares available for grant under the plan were 894,346.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards generally vest on the third anniversary of the grant date. RSU awards do not carry voting rights, although they do earn dividend equivalents.

During 2022, the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2022	4,640,764	$81.96
Granted	1,657,460	104.75
Vested	(1,603,571)	78.49
Forfeited	(175,183)	89.37
Balance at December 31, 2022	4,519,470	$91.26

During the years ended December 31, 2022, 2021 and 2020, the grant date fair value of the RSU awards granted to PMI employees and the recorded compensation expense related to RSU awards were as follows:

(in millions, except per RSU award granted)	Total Grant Date Fair Value of RSU Awards Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense related to RSU Awards
2022	$174	$104.75	$135
2021	$166	$82.17	$139
2020	$148	$85.79	$129

The fair value of the RSU awards at the date of grant is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2022, PMI had $158 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of approximately seventeen months, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2022, 2021 and 2020, share and fair value information for PMI RSU awards that vested were as follows:

(dollars in millions)	Shares of RSU Awards that Vested	Grant Date Fair Value of Vested Shares of RSU Awards	Total Fair Value of RSU Awards that Vested
2022	1,603,571	$126	$174
2021	1,256,441	$121	$111
2020	1,206,871	$117	$102

Performance share unit (PSU) awards

PMI may grant PSU awards to certain executives; recipients may not sell, assign, pledge or otherwise encumber such awards. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:
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

The performance metrics for such PSU's granted during 2021 and 2020 consisted of PMI's TSR relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

During 2022, the activity for PSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Subject to Other Performance Metrics	Weighted- Average Grant Date Fair Value Subject to TSR Performance Metric
		(Per Share)	(Per Share)
Balance at January 1, 2022	1,537,020	$82.14	$96.25
Granted	472,840	104.92	143.89
Vested	(669,960)	77.26	83.59
Adjustments for performance achievement	223,320	77.26	83.59
Forfeited	(56,030)	87.23	107.46
Balance at December 31, 2022	1,507,190	$90.31	$115.45

During the years ended December 31, 2022, 2021 and 2020, the grant date fair value of the PSU awards granted to PMI employees and the recorded compensation expense related to PSU awards were as follows:

(in millions, except per PSU award granted)	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors		Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factor		Compensation Expense related to PSU Awards
	Total	Per PSU Award	Total	Per PSU Award	Total
2022	$30	$104.92	$27	$143.89	$48
2021	$28	$81.86	$25	$106.93	$71
2020	$28	$86.04	$28	$80.36	$38

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the market price of PMI’s stock on the date of the grant. The grant date fair value of the PSU market-based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
	2022	2021	2020
Average risk-free interest rate (a)	1.7%	0.2%	1.4%
Average expected volatility (b)	28.3%	31.7%	23.5%

(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

The fair value of the PSU award at the date of grant is amortized to expense over the performance period, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2022, PMI had $42 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of approximately seventeen months, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2022, 2021 and 2020, share and fair value information for PMI PSU awards that vested were as follows:

(dollars in millions)	Shares of PSU Awards that Vested	Grant Date Fair Value of Vested Shares of PSU Awards	Total Fair Value of PSU Awards that Vested
2022	669,960	$54	$74
2021	189,839	$21	$16
2020	343,806	$35	$30

Note 11.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net earnings attributable to PMI	$9,048	$9,109	$8,056
Less distributed and undistributed earnings attributable to share-based payment awards	24	26	20
Net earnings for basic and diluted EPS	$9,024	$9,083	$8,036
Weighted-average shares for basic EPS	1,550	1,558	1,557
Plus contingently issuable performance stock units (PSUs)	2	1	1
Weighted-average shares for diluted EPS	1,552	1,559	1,558

For the 2022, 2021 and 2020 computations, there were no antidilutive stock awards.

Note 12.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Earnings before income taxes	$11,634	$12,232	$10,953
Provision for income taxes:
United States federal and state:
Current	$(75)	$73	$(80)
Deferred	(139)	27	53
Total United States	(214)	100	(27)
Outside United States:
Current	2,553	2,616	2,600
Deferred	(95)	(45)	(196)
Total outside United States	2,458	2,571	2,404
Total provision for income taxes	$2,244	$2,671	$2,377

On August 16, 2022, the Inflation Reduction Act ("the Act") was signed into law in the U.S. The Act includes a new corporate alternative minimum tax and an excise tax on stock buybacks effective after December 31, 2022. As of December 31, 2022, PMI has determined that the Act had no significant tax impacts on its consolidated financial statements.

On March 11, 2021, the American Rescue Plan Act of 2021 ("the ARP Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. PMI has determined that the ARP Act had no significant impact on PMI's effective tax rate.

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

At December 31, 2017, PMI recorded a one-time transition tax liability on its accumulated foreign earnings, which is payable over an eight-year period beginning in 2018. At December 31, 2022 and December 31, 2021, $0.7 billion and $0.9 billion of PMI's remaining long-term portion of transition tax liability, respectively, was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheets.

At December 31, 2022 and 2021, U.S. federal and foreign deferred income taxes have been provided on all accumulated earnings of PMI's foreign subsidiaries.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2019 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from three to five years. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2018 onward), Indonesia (2014 onward), Russia (2022 onward) and Switzerland (2017 onward).

In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million in the period of payment) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in PMI’s consolidated balance sheets at December 31, 2022 and 2021, and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2022	2021	2020
Balance at January 1,	$89	$72	$63
Additions based on tax positions related to the current year	12	12	11
Additions for tax positions of previous years	2	15	1
Reductions for tax positions of prior years	(18)	(1)	(4)
Reductions due to lapse of statute of limitations	(6)	(3)	(1)
Settlements	(4)	—	—
Other	(3)	(6)	2
Balance at December 31,	$72	$89	$72

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2022	December 31, 2021	December 31, 2020
Unrecognized tax benefits	$72	$89	$72
Accrued interest and penalties	13	18	17
Tax credits and other indirect benefits	(3)	(7)	(9)
Liability for tax contingencies	$82	$100	$80

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $69 million at December 31, 2022. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2022, 2021 and 2020, PMI recognized income (expense) in its consolidated statements of earnings of $2 million, $(3) million and $(1) million, respectively, related to interest and penalties associated with uncertain tax positions.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Foreign rate differences	(0.5)	(0.3)	0.6
Dividend repatriation cost	0.7	0.6	0.4
Global intangible low-taxed income	1.0	0.8	0.1
U.S. state taxes	0.1	0.2	0.2
Foreign derived intangible income	(0.8)	(0.7)	(0.6)
Foreign exchange	(1.7)	—	—
Other	(0.5)	0.2	—
Effective tax rate	19.3%	21.8%	21.7%

The 2022 effective tax rate decreased 2.5 percentage point to 19.3%. The change in the effective tax rate for 2022, as compared to 2021, was favorably impacted by changes in income tax reserves, a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the consolidated statements of earnings ($203 million), while the underlying pre-tax foreign currency movements fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in its consolidated statements of stockholders' (deficit) equity, and by a reduction in deferred tax liabilities related to pension plan assets ($40 million), partially offset by an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($10 million). For further details, see Note 6. Related Parties - Equity Investments and Other.

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

The 2020 effective tax rate was favorably impacted by the above-mentioned reduction of estimated U.S. income tax liabilities for years 2018 and 2019 due to the GILTI regulations and the corporate income tax rate reduction in Indonesia.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2022	2021
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$217	$234
Accrued pension costs	277	392
Inventory(1)	22	177
Accrued liabilities	158	168
Net operating loss carryforwards and tax credits	384	408
Other	—	112
Total deferred income tax assets	1,058	1,491
Less: valuation allowance	(378)	(239)
Deferred income tax assets, net of valuation allowance	680	1,252
Deferred income tax liabilities:
Intangible assets	(1,485)	(591)
Property, plant and equipment	(200)	(140)
Unremitted earnings	(141)	(206)
Foreign exchange	(175)	(146)
Other	(32)	—
Total deferred income tax liabilities	(2,033)	(1,083)
Net deferred income tax assets (liabilities)	$(1,353)	$169
(1) Includes deferred tax charges of $153 million in 2021 related to intercompany transactions.

At December 31, 2022, PMI recorded deferred tax assets for net operating loss carryforwards and tax credits of $384 million, with varying dates of expiration, primarily after 2027, including $173 million with an unlimited carryforward period. At December 31, 2022, PMI has recorded a valuation allowance of $378 million against deferred tax assets that do not meet the more-likely-than not recognition threshold.

At December 31, 2021, PMI recorded deferred tax assets for net operating loss carryforwards of $408 million, with varying dates of expiration, primarily after 2026, including $183 million with an unlimited carryforward period. At December 31, 2021, PMI has recorded a valuation allowance of $239 million against deferred tax assets that do not meet the more-likely-than-not recognition threshold.

Note 13.

Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, vapor, and oral nicotine products. Excluding the Wellness and Healthcare segment and the 2022 acquisition of Swedish Match, PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible tobacco and smoke-free product categories sold in the region. PMI currently has six geographical segments: the European Union; Eastern Europe; Middle East & Africa; South & Southeast Asia; East Asia & Australia; and Americas; as well as the Swedish Match segment and the Wellness and Healthcare segment. The Swedish Match segment represents the fourth quarter 2022 acquisition of the company. The Wellness and Healthcare segment reflects the operating results of PMI's new business, Vectura Fertin Pharma. For further details on these acquisitions, see Note 3. Acquisitions. PMI records net revenues and operating income to its geographical segments based upon the geographic area in which the customer resides.

PMI’s chief operating decision maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from substantially all product categories sold in each region. Business operations in the Wellness and Healthcare segment and the Swedish Match segment are managed and evaluated separately. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management. Information about total assets by segment is not disclosed because such information is not reported to or used by PMI’s chief operating decision maker. Segment goodwill and other intangible assets, net, are disclosed in Note 5. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
PMI disaggregates its net revenues from contracts with customers by product category for each of PMI's six geographical segments and for the Swedish Match segment. For the Wellness and Healthcare business, Vectura Fertin Pharma discussed above, net revenues from contracts with customers are included in the Wellness and Healthcare segment. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Net revenues by segment were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Net revenues:
European Union	$12,119	$12,275	$10,702
Eastern Europe	3,725	3,544	3,378
Middle East & Africa	3,901	3,293	3,088
South & Southeast Asia	4,395	4,396	4,396
East Asia & Australia	5,132	5,953	5,429
Americas	1,903	1,843	1,701
Swedish Match	316	—	—
Wellness and Healthcare	271	101	—
Net revenues	$31,762	$31,405	$28,694

Total net revenues attributable to customers located in Japan, PMI's largest market in terms of net revenues, were $3.9 billion, $4.6 billion and $4.1 billion in 2022, 2021 and 2020, respectively. PMI had one customer in the East Asia & Australia segment that accounted for 12%, 15% and 14% of PMI’s consolidated net revenues, and one customer in the European Union segment that accounted for 13%, 13% and 11% of PMI’s consolidated net revenues in 2022, 2021 and 2020, respectively.

PMI's net revenues by product category were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Combustible tobacco products:
European Union	$7,212	$8,211	$8,052
Eastern Europe	2,410	2,240	2,250
Middle East & Africa	3,567	3,110	3,005
South & Southeast Asia	4,372	4,385	4,395
East Asia & Australia	2,138	2,414	2,468
Americas	1,804	1,706	1,577
Swedish Match	70	—	—
Total combustible tobacco products	21,572	22,067	21,747
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
European Union	4,907	4,064	2,650
Eastern Europe	1,315	1,304	1,128
Middle East & Africa	334	183	83
South & Southeast Asia	23	11	1
East Asia & Australia	2,994	3,539	2,961
Americas	99	137	124
Swedish Match	246	—	—
Total smoke-free products excluding Wellness and Healthcare	9,919	9,237	6,947
Wellness and Healthcare	271	101	—
Total smoke-free products	10,190	9,338	6,947

Total PMI net revenues	$31,762	$31,405	$28,694
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Following the Swedish Match acquisition and a review of PMI and Swedish Match’s combined product portfolio, PMI reclassified certain of its own products previously reported under its combustible tobacco product category to the newly created smoke-free product category to better reflect the characteristics of these products. This reclassification did not impact PMI’s segment reporting, consolidated financial position, results of operations or cash flows in any of the periods presented.

Net revenues related to combustible tobacco products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's cigarettes and other tobacco products that are combusted. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos and do not include smoke-free products.

Net revenues related to smoke-free products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of all of PMI's products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine, also including wellness and healthcare products, as well as consumer accessories such as lighters and matches.

Net revenues related to wellness and healthcare products consist of operating revenues generated from the sale of products primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of PMI's new Wellness and Healthcare business, Vectura Fertin Pharma.

Operating income (loss) by segment were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Operating income (loss):
European Union	$5,788	$6,119	$5,098
Eastern Europe	1,166	1,213	871
Middle East & Africa	1,758	1,146	1,026
South & Southeast Asia	1,459	1,506	1,709
East Asia & Australia	1,919	2,556	2,400
Americas	436	487	564
Swedish Match	(22)	—	—
Wellness and Healthcare	(258)	(52)	—
Operating income	$12,246	$12,975	$11,668

Items affecting the comparability of results from operations were as follows:

•Charges related to the war in Ukraine - See Note 4. War in Ukraine for details of the $151 million pre-tax charges in the Eastern Europe segment for the year ended December 31, 2022.
•Swedish Match AB acquisition accounting related item - See Note 3. Acquisitions for details of the $125 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the year ended December 31, 2022.
•Impairment of intangibles - See Note 5. Goodwill and Other Intangible Assets, net for the details of the $112 million pre-tax impairment charge included in the Wellness and Healthcare segment within the operating income table above for the year ended December 31, 2022.
•Asset impairment and exit costs - See Note 20. Asset Impairment and Exit Costs for details of the $216 million and $149 million pre-tax charges for the year ended December 31, 2021 and 2020, respectively, as well as a breakdown of these costs by segment.
•Saudi Arabia customs assessments - See Note 18. Contingencies for the details of the $246 million reduction in net revenues of combustible tobacco products included in the Middle East & Africa segment for the year ended December 31, 2021.
•Asset acquisition cost - See Note 3. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in the Wellness and Healthcare segment within the operating income table above for the year ended December 31, 2021.
•Brazil indirect tax credit - Following a final and enforceable decision by the highest court in Brazil in October 2020, PMI recorded a gain of $119 million for tax credits representing overpayments of indirect taxes for the period from March 2012 through December 2019; these tax credits were applied to tax liabilities in Brazil during 2021. This amount was included as a reduction in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2020 and was included in the operating income of the Americas segment. An additional amount of overpaid indirect taxes of approximately $90 million is dependent on the outcome of a challenge by the local tax authority.

Other segment data were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Depreciation, amortization and impairment of intangibles expense:
European Union	$349	$342	$300
Eastern Europe	137	133	175
Middle East & Africa	96	97	83
South & Southeast Asia	151	164	154
East Asia & Australia	151	157	191
Americas	74	71	78
Swedish Match	34	—	—
Wellness and Healthcare	197	34	—
Total depreciation, amortization and impairment of intangibles expense	$1,189	$998	$981

PMI’s total capital expenditures and total property, plant and equipment, net and other assets by geographic area were:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Capital expenditures:
European Union	$682	$498	$384
Eastern Europe	52	71	88
Middle East & Africa	39	37	22
South & Southeast Asia	179	52	57
East Asia & Australia	24	36	13
Americas	101	54	38
Total capital expenditures	$1,077	$748	$602

	At December 31,
(in millions)	2022	2021	2020
Long-lived assets:
European Union	$5,077	$4,787	$4,500
Eastern Europe	541	635	668
Middle East & Africa	244	289	375
South & Southeast Asia	1,365	1,390	1,348
East Asia & Australia	674	740	807
Americas	1,282	666	784
Total long-lived assets	9,183	8,507	8,482
Altria Group, Inc. agreement	1,002	—	—
Financial instruments	456	210	650
Total property, plant and equipment, net and Other assets	$10,641	$8,717	$9,132

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, equity investments, financial instruments and payment under the agreement with Altria Group, Inc, see Note 3, Acquisitions. PMI's largest markets in terms of long-lived assets are Switzerland, Italy and Indonesia. Total long-lived assets located in Switzerland, which is reflected in the European Union segment above, were $1.4 billion, $1.3 billion and $1.3 billion at December 31, 2022, 2021 and 2020, respectively. Total long-lived assets located in Italy, which is reflected in the European Union segment above, were $0.9 billion, $0.9 billion and $1.1 billion at December 31, 2022, 2021 and 2020, respectively. Total long-lived assets located in Indonesia, which is reflected in the South & Southeast Asia segment above, were $0.9 billion, $0.9 billion and $0.7 billion at December 31, 2022, 2021 and 2020, respectively.

Note 14.

Benefit Plans:

Pension coverage for employees of PMI’s subsidiaries is provided, to the extent deemed appropriate, through separate plans, many of which are governed by local statutory requirements. In addition, PMI provides health care and other benefits to certain U.S. retired employees and certain non-U.S. retired employees. In general, health care benefits for non-U.S. retired employees are covered through local government plans.

Pension and other employee benefit costs per the consolidated statements of earnings consisted of the following for December 31, 2022, 2021 and 2020:

(in millions)	2022	2021	2020
Net pension costs (income)	$(93)	$(1)	$(14)
Net postemployment costs	107	108	103
Net postretirement costs	10	8	8
Total pension and other employee benefit costs	$24	$115	$97

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation, plan assets and net amount accrued for PMI's postretirement health care plans, at December 31, 2022 and 2021, were as follows:

	Pension(1)		Postretirement
(in millions)	2022	2021	2022	2021
Benefit obligation at January 1	$10,998	$12,243	$198	$198
Service cost	233	291	2	2
Interest cost	78	50	6	5
Benefits paid	(429)	(417)	(9)	(8)
Employee contributions	141	145	—	—
Settlement, curtailment and plan amendment	(17)	(194)	—
Actuarial losses (gains)	(2,294)	(559)	(46)	5
Currency	(434)	(587)	(5)	(4)
Acquisition of Swedish Match	316		85	—
Other	14	26	(2)	—
Benefit obligation at December 31,	8,606	10,998	229	198
Fair value of plan assets at January 1,	9,337	8,746	—	—
Actual return on plan assets	(1,061)	1,054	—	—
Employer contributions, net of refunds	(3)	269	9	—
Employee contributions	141	145	—	—
Benefits paid	(429)	(417)	(9)	—
Settlement	(14)	(37)	—	—
Currency	(333)	(444)	—	—
Acquisition of Swedish Match	303	—	3	—
Other	(2)	21	—	—
Fair value of plan assets at December 31,	7,939	9,337	3	—
Net pension and postretirement liability recognized at December 31,	$(667)	$(1,661)	$(226)	$(198)
(1) Primarily non-U.S. based defined benefit retirement plans.

At December 31, 2022 and 2021, actuarial losses (gains) consisted primarily of gains for assumption changes related to higher discount rates year-over-year for Swiss, German and Dutch plans.

At December 31, 2022 and 2021, the Swiss pension plan represented 64% and 65% of the benefit obligation, respectively, and approximately 60% and 60% of the fair value of plan assets at December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, the U.S. pension plans represented 7% and 4% of the benefit obligation, respectively, and approximately 6% and 3% of the fair value of plan assets at December 31, 2022 and 2021, respectively.

At December 31, 2022 and 2021, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2022	2021	2022	2021
Other assets	$410	$323
Accrued liabilities — employment costs	(32)	(24)	$(11)	$(9)
Long-term employment costs	(1,045)	(1,960)	(215)	(189)
	$(667)	$(1,661)	$(226)	$(198)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $8.2 billion and $10.4 billion at December 31, 2022 and 2021, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $5.8 billion and $5.0 billion, respectively, as of December 31, 2022. The accumulated benefit obligation and fair value of plan assets were $7.5 billion and $5.9 billion, respectively, as of December 31, 2021.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $6.4 billion and $5.4 billion, respectively, as of December 31, 2022. The projected benefit obligation and fair value of plan assets were $8.6 billion and $6.7 billion, respectively, as of December 31, 2021.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2022	2021	2022	2021
Discount rate	3.03%	0.86%	5.89%	3.08%
Rate of compensation increase	1.98	1.77
Interest crediting rate	2.97	3.15
Health care cost trend rate assumed for next year			6.14	6.27
Ultimate trend rate			4.78	4.80
Year that rate reaches the ultimate trend rate			2046	2029

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2022, 2021 and 2020:

	Pension			Postretirement
(in millions)	2022	2021	2020	2022	2021	2020
Service cost	$233	$291	$268	$2	$2	$2
Interest cost	78	50	68	6	5	6
Expected return on plan assets	(352)	(371)	(353)	—	—	—
Amortization:
Net losses	181	314	265	2	3	2
Prior service cost (credit)	(2)	1	1	—	—	—
Net transition obligation	—	—	1	—	—	—
Settlement and curtailment	2	5	4	2	—	—
Net periodic pension and postretirement costs	$140	$290	$254	$12	$10	$10

Settlement and curtailment charges were due primarily to employee severance and early retirement programs.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2022	2021	2020	2022	2021	2020
Discount rate - service cost	1.03%	0.72%	1.25%	3.08%	2.84%	3.28%
Discount rate - interest cost	0.71	0.44	0.67	3.08	2.84	3.28
Expected rate of return on plan assets	4.17	4.43	4.59
Rate of compensation increase	1.77	1.79	1.82
Interest crediting rate	3.15	3.20	3.20
Health care cost trend rate				6.27	6.21	6.21

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $82 million, $71 million and $66 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

The fair value of PMI’s pension plan assets at December 31, 2022 and 2021, by asset category was as follows:

Asset Category (in millions)	At December 31, 2022	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$79	$79
Equity securities:
U.S. securities	140	140
International securities	521	521
Investment funds(a)	6,419	4,870	$1,549
Government bonds	178	117	61
Corporate bonds	302	302
Other	35	—	3	32	(c)
Total assets in the fair value hierarchy	$7,674	$6,029	$1,613	$32
Investment funds measured at net asset value(b)	265
Total assets	$7,939

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU, Citigroup Non-EGBI EuroBIG, SBI AAA-BBB and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 57% are invested in U.S. and international equities; 15% are invested in U.S. and international government bonds; 16% are invested in corporate bonds and 12% are invested in real estate.

(b) In accordance with FASB ASC Subtopic 820-10, certain investments measured at fair value using the net asset value per share practical expedient have not been classified in the fair value hierarchy. The fair value amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the amounts presented in the statement of financial position.
(c) Amount relates to annuity policies of which the fair value is calculated using an actuarial model.

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

(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000; S&P 500 for equities, and Citigroup EMU and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 59% were invested in U.S. and international equities; 15% were invested in U.S. and international government bonds; 14% were invested in corporate bonds, and 12% were invested in real estate.

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

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $121 million in 2023 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2022, are as follows:

(in millions)
2023	$439
2024	378
2025	372
2026	384
2027	396
2028 - 2032	2,209
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2032.
Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering certain designated salaried and hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $184 million, $228 million and $208 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The amounts recognized in accrued postemployment costs net of plan assets on PMI's consolidated balance sheets at December 31, 2022 and 2021, were $807 million and $925 million, respectively.

The accrued postemployment costs were determined using a weighted-average discount rate of 5.6% and 3.1% in 2022 and 2021, respectively; an assumed ultimate annual weighted-average turnover rate of 2.9% and 2.9% in 2022 and 2021, respectively; assumed compensation cost increases of 2.8% in 2022 and 2.1% in 2021, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $30 million and $46 million at December 31, 2022 and 2021, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2022, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(1,437)	$(14)	$(753)	$(2,204)
Prior service (cost) credit	70	1	(21)	50
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	138	14	183	335
Losses to be amortized	$(1,232)	$1	$(591)	$(1,822)

The amounts recorded in accumulated other comprehensive losses at December 31, 2021, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(2,495)	$(64)	$(884)	$(3,443)
Prior service (cost) credit	71	1	(22)	50
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	278	24	214	516
Losses to be amortized	$(2,149)	$(39)	$(692)	$(2,880)

The amounts recorded in accumulated other comprehensive losses at December 31, 2020, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(4,147)	$(64)	$(839)	$(5,050)
Prior service (cost) credit	22	2	(22)	2
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	570	24	204	798
Losses to be amortized	$(3,558)	$(38)	$(657)	$(4,253)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2022, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$178	$3	$85	$266
Prior service cost (credit)	(4)	—	—	(4)
Other income/expense:
Net losses (gains)	2	1	—	3
Prior service cost (credit)	—	—	1	1
Deferred income taxes	(28)	(1)	(20)	(49)
	148	3	66	217
Other movements during the year:
Net (losses) gains	878	46	46	970
Prior service (cost) credit	3	—	—	3
Deferred income taxes	(112)	(9)	(11)	(132)
	769	37	35	841
Total movements in other comprehensive earnings (losses)	$917	$40	$101	$1,058

The movements in other comprehensive earnings (losses) during the year ended December 31, 2021, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$294	$4	$85	$383
Prior service cost (credit)	7	(1)	—	6
Other income/expense:
Net losses (gains)	5	1	—	6
Prior service cost (credit)	—	—	—	—
Deferred income taxes	(51)	(1)	(20)	(72)
	255	3	65	323
Other movements during the year:
Net (losses) gains	1,353	(5)	(130)	1,218
Prior service (cost) credit	42	—	—	42
Deferred income taxes	(241)	1	30	(210)
	1,154	(4)	(100)	1,050
Total movements in other comprehensive earnings (losses)	$1,409	$(1)	$(35)	$1,373

The movements in other comprehensive earnings (losses) during the year ended December 31, 2020, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$250	$3	$78	$331
Prior service cost (credit)	29	—	—	29
Net transition obligation (asset)	1	—	—	1
Other income/expense:
Net losses (gains)	3	—	—	3
Prior service cost (credit)	2	—	—	2
Deferred income taxes	(49)	(1)	(17)	(67)
	236	2	61	299
Other movements during the year:
Net (losses) gains	(682)	(4)	(142)	(828)
Prior service (cost) credit	(12)	—	(22)	(34)
Deferred income taxes	99	1	39	139
	(595)	(3)	(125)	(723)
Total movements in other comprehensive earnings (losses)	$(359)	$(1)	$(64)	$(424)

Note 15.

Additional Information:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Research and development expense	$642	$617	$495
Advertising expense	$777	$807	$637
Foreign currency net transaction (gains)/losses	$199	$45	$90
Interest expense	$768	$737	$728
Interest income	(180)	(109)	(110)
Interest expense, net	$588	$628	$618

Note 16.

Financial Instruments:

Overview

PMI operates in markets primarily outside of the United States of America, with manufacturing and sales facilities in various locations around the world. PMI utilizes certain financial instruments to manage foreign currency and interest rate exposures. Derivative financial instruments are used by PMI principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Substantially all of PMI's derivative financial instruments are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. While these contracts contain the enforceable right to offset through close-out netting rights, PMI elects to present them on a gross basis in the consolidated balance sheets. Collateral associated with these arrangements is in the form of cash and is unrestricted. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings.

PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, collectively referred to as foreign exchange contracts ("foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in exchange and interest rates related to net investments in foreign operations, third-party and intercompany actual and forecasted transactions. Both foreign exchange contracts and interest rate contracts are collectively referred to as derivative contracts ("derivative contracts"). The primary currencies to which PMI is exposed include the Euro, Egyptian pound, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc.

The gross notional amounts for outstanding derivatives as of December 31, 2022 and 2021, were as follows:

(in millions)	2022	2021
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$17,627	$9,501
Interest rate contracts	1,019	900

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	21,755	10,337
Total	$40,401	$20,738

The fair value of PMI’s derivative contracts included in the consolidated balance sheets as of December 31, 2022 and 2021, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2022	2021	Balance Sheet Classification	2022	2021
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$376	$166	Other accrued liabilities	$126	$31
	Other assets	341	22	Income taxes and other liabilities	147	187
Interest rate contracts	Other current assets	—	7	Other accrued liabilities	27	3
	Other assets	—	—	Income taxes and other liabilities	56	3
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	156	37	Other accrued liabilities	165	75
	Other assets	—	—	Income taxes and other liabilities	16	—
Total gross amount derivatives contracts presented in the consolidated balance sheets		$873	$232		$537	$299
Gross amounts not offset in the consolidated balance sheets
Financial instruments		(346)	(126)		(346)	(126)
Cash collateral received/pledged		(341)	(93)		(48)	(151)
Net amount		$186	$13		$143	$22

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at December 31, 2022 and 2021.

For the years ended December 31, 2022, 2021 and 2020, PMI's derivative contracts impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Years Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings			Amount of Gain/(Loss) Recognized in Earnings
	2022	2021	2020		2022	2021	2020	2022	2021	2020
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$288	$138	$(61)
				Net revenues	$233	$59	$(3)
				Cost of sales	—	—	7
				Marketing, administration and research costs	30	(10)	27
				Interest expense, net	(7)	(6)	(6)
Interest rate contracts	292	6	(20)	Interest expense, net	(2)	(1)	(5)
Fair value hedges:
Interest rate contracts				Interest expense, net (a)				$(83)	$1	$—
Net investment hedges (b):
Foreign exchange contracts	300	484	(514)	Interest expense, net (c)				181	150	194
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts				Interest expense, net				112	55	71
				Marketing, administration and research costs (d)				(169)	215	(368)
Total	$880	$628	$(595)		$254	$42	$20	$41	$421	$(103)
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

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. As of December 31, 2022, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of December 31, 2022 was $913 million, and is recorded in long-

term debt in the consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $83 million as of December 31, 2022.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt instruments as net investment hedges, primarily of its Euro net assets. The amount of pre-tax gain/(loss) related to these debt instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $521 million, $278 million and $(465) million, for the years ended December 31, 2022, 2021 and 2020, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries, third-party loans and acquisition related transactions. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the gains (losses) relating to these contracts are reported in PMI’s consolidated statements of earnings. Acquisition related transactions are included in investing cash flows on PMI’s consolidated statements of cash flows.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Gain/(loss) as of January 1,	$4	$(85)	$3
Derivative (gains)/losses transferred to earnings	(219)	(35)	(20)
Change in fair value	481	124	(68)
Gain/(loss) as of December 31,	$266	$4	$(85)

At December 31, 2022, PMI expects $81 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Note 17.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2022	2021	2020
Currency translation adjustments	$(8,003)	$(6,701)	$(6,843)
Pension and other benefits	(1,822)	(2,880)	(4,253)
Derivatives accounted for as hedges	266	4	(85)
Total accumulated other comprehensive losses	$(9,559)	$(9,577)	$(11,181)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2022, 2021, and 2020. For additional information, see Note 3. Acquisitions (Transactions With Noncontrolling Interests) for disclosures related to currency translation adjustments, Note 14. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 16. Financial Instruments for disclosures related to derivative financial instruments.

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

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion, including pre-judgment interest (approximately $11.5 billion). The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion, including pre-judgment interest (approximately $2.3 billion)). In addition, the trial court awarded CAD 90,000 (approximately $67,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $168 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $564 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

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

In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $819 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $98 million) in punitive damages, allocating CAD 46 million (approximately $34.3 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million including interest (approximately $42 million) to RBH. See the Blais description above for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of December 31, 2022, December 31, 2021 and December 31, 2020:¹

Type of Case	Number of Cases Pending as of December 31, 2022	Number of Cases Pending as of December 31, 2021	Number of Cases Pending as of December 31, 2020
Individual Smoking and Health Cases	40	40	43
Smoking and Health Class Actions	9	9	9
Health Care Cost Recovery Actions	17	17	17
Label-Related Class Actions	—	—	—
Individual Label-Related Cases	6	3	5
Public Civil Actions	1	1	2

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.5 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.3 billion)). The trial court awarded CAD 90,000 (approximately $67,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $745 million) of the compensatory damage award, CAD 200 million (approximately $149 million) of which is our subsidiary’s portion, into a trust within 60 days.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Cecilia Létourneau	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $98 million) in punitive damages, allocating CAD 46 million (approximately $34.3 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $584), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $796), in compensatory and moral damages, and ARS 4,000,000 (approximately $21,218) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $32,435), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Civil and Commercial Court of Appeals of Mar del Plata granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $4,739) was returned to our subsidiary. If our subsidiary ultimately prevails, the remaining deposited amounts will be returned to our subsidiary. On May 31, 2022, the Civil and Commercial Court of Appeals of Mar del Plata ruled that the statute of limitations barred plaintiff's claim and reversed the trial court's decision. On June 15, 2022, plaintiff filed an extraordinary appeal.

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

As of December 31, 2022, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•40 cases brought by individual plaintiffs in Argentina (30), Canada (2), Chile (4), the Philippines (1), Turkey (1) and Scotland (1), as well as 1 case brought by an individual plaintiff in the United States District Court for the District of Oregon in May 2021. (See information regarding the provisions of the 2008 Share Distribution Agreement between PMI and Altria that provide for indemnities to PMI for certain liabilities concerning tobacco products under the caption "Tobacco-Related Litigation" described above), compared with 40 such cases on December 31, 2021, and 43 cases on December 31, 2020; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on December 31, 2021 and 9 such cases on December 31, 2020.

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

As of December 31, 2022, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on December 31, 2021 and 17 such cases on December 31, 2020.

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

As of December 31, 2022, there were 6 label-related cases brought by individual plaintiffs in Italy (1) and Chile (5) pending against our subsidiaries, compared with 3 such cases on December 31, 2021, and 5 such cases on December 31, 2020.

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

As of December 31, 2022, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on December 31, 2021, and 2 such cases on December 31, 2020.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product). In June 2021, our subsidiaries answered the amended complaint. The court has scheduled evidentiary hearings to take place in February 2023.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.4 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation

Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $36 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Both our subsidiary and the Public Prosecutor filed an appeal of the trial court's decision. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.6 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has also filed an appeal challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. Thailand is required to refund any payment made by our subsidiary in excess of any fine asserted by the courts.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $588 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.9 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision, which will occur at a later date. The appellate court affirmed the acquittal of the individual defendant. Both the Public Prosecutor and our subsidiary may appeal the decision to the Supreme Court of Thailand. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $217 million), of which KRW 100 billion (approximately $80 million) was paid in 2016 and KRW 172 billion (approximately $137 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $173 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $43 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

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

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and Philip Morris Products S.A., in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Germany. In June 2021, the court stayed the proceeding in respect of one of the two patents asserted by BAT’s Affiliate. Following the December 2022 confirmation of the revocation of the other BAT patent by the European Patent Office Board of Appeal, BAT withdrew its initial claim based on that patent; the stayed action based on the second patent remains pending.

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

In October 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Japan, Limited, et al., against PMI’s Japanese subsidiary, Philip Morris Japan Limited, and a third-party distributor in the Tokyo District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Japan. On December 23, 2022, the Court dismissed BAT’s claims with respect to one of the two patents that it asserted, finding no infringement; BAT filed an appeal of this dismissal.

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

Third-Party Guarantees
Until November 1, 2022, Medicago Inc. ("Medicago") was an equity method investee of Philip Morris Investments B.V. (“PMIBV”), a PMI subsidiary. On October 17, 2020, Medicago had entered into a contribution agreement with the Canadian government (the “Contribution Agreement”) whereby the Canadian government agreed to contribute up to CAD 173 million (approximately $131 million on the date of signing) to Medicago, to support its on-going COVID-19 vaccine development and clinical trials ("First Stage"), and for the construction of its Quebec City manufacturing facility ("Second Stage", and together with the First Stage, the “Project”).

On March 31, 2022, the Contribution Agreement was amended (the “Contribution Agreement Amendment”) to reflect an additional contribution from the Canadian government up to CAD 27 million (approximately $22 million on the date of signing) to Medicago for the Second Stage. In August 2022, Medicago received the final tranche of the contribution from the Canadian government in relation to the First Stage, confirming thereby the completion of such first stage and consequently reducing by approximately CAD 123 million (approximately $93 million on the date of signing) the Repayment Obligations (as defined below).

PMIBV and Mitsubishi Tanabe Pharma Corporation (“MTPC”) are also parties to the Contribution Agreement and the Contribution Agreement Amendment as guarantors of Medicago’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago fails to do so (the "Repayment Obligations"), and could be responsible for the costs of Medicago’s other obligations (such as the achievement of specific milestones of the Project). The guarantees are in effect through March 31, 2026. It is reasonably possible that PMI will be responsible for a portion of these costs and obligations. The maximum amount of these obligations is currently non-estimable.

On November 1, 2022, PMIBV transferred all of the shares it owned in Medicago to MTPC Holdings Canada Inc., the majority shareholder of Medicago. MTPC assumed and agreed to perform all of PMIBV's obligations under the guarantees and to indemnify and save PMIBV harmless in respect of any and all claims related to the guaranteed obligations. On February 3, 2023, PMI learned through a public announcement that a decision has been taken to cease all operations at Medicago and to proceed with an orderly wind up of Medicago’s business and operations.

PMI has determined that these guarantees did not have a material impact on its consolidated financial statements for the year ended December 31, 2022.

Note 19.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2022 and 2021. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2022 and 2021, were $11.9 billion and $11.8 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2022, 2021 and 2020, were $1.0 billion, $0.9 billion and $1.2 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2022, 2021 and 2020 the loss on sale of trade receivables was $26 million, $9 million and $9 million, respectively.

Note 20.

Asset Impairment and Exit Costs:

For the year ended December 31, 2022, PMI did not record any charges for asset impairment and exit costs related to restructuring activities. As previously discussed, PMI recorded a pre-tax impairment charge on intangibles of $112 million for the year ended December 31, 2022 within the Wellness and Healthcare segment. For further details, see Note 5. Goodwill and Other Intangible Assets, net. For the years ended December 31, 2021 and 2020, PMI recorded total pre-tax asset impairment and exit costs related to restructuring activities of $216 million and $149 million, respectively. These pre-tax asset impairment and exit costs were included in marketing, administration and research costs on the consolidated statements of earnings.

South Korea

In 2021, PM Korea implemented a new business operating model, which required the restructuring of its current distribution agreements. As a result, PMI recorded exit costs of $57 million in the year ended December 31, 2021, related to contract terminations and restructuring with certain distributors.

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

Asset Impairment and Exit Costs by Segment

During 2021 and 2020, PMI recorded the following pre-tax asset impairment and exit costs by segment related to restructuring activities:

(in millions)	2021	2020
Separation programs: (1)
European Union	$68	$53
Eastern Europe	14	14
Middle East & Africa	17	18
South & Southeast Asia	21	22
East Asia & Australia	31	25
Americas	8	9
Total separation programs	159	141
Contract termination charges:
East Asia & Australia	57	—
Total contract termination charges	57	—
Asset impairment charges (1)
European Union	—	4
Eastern Europe	—	1
Middle East & Africa	—	1
South & Southeast Asia	—	1
East Asia & Australia	—	1
Americas	—	—
Total asset impairment charges	—	8
Asset impairment and exit costs	216	149
(1) Organizational design optimization pre-tax charges in 2021 and 2020 were allocated across all geographical segments.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the year ended December 31, 2022 was as follows:

(in millions)
Liability balance, January 1, 2022	$142
Charges, net	—
Cash spent	(93)
Currency/other	(9)
Liability balance, December 31, 2022	$40

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2023.

Note 21.

Leases:

PMI has operating and finance leases that are principally for real estate (office space, warehouses and retail store space), machinery and equipment, and vehicles. Lease terms range from 1 year to 71 years, some of which include options to renew, which are reasonably certain to be renewed. Lease terms may also include options to terminate the lease. The exercise of a lease renewal or termination option is at PMI’s discretion.

PMI’s operating and finance leases at December 31, 2022 and 2021, were as follows:

	At December 31,
(in millions)	2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets:
Machinery and equipment	$—	$123	$—	$108
Other assets	594	—	526	—
Total lease assets	$594	$123	$526	$108

Liabilities:
Current
Current portion of long-term debt	$—	$34	$—	$48
Accrued liabilities - Other	178	—	192	—
Noncurrent
Long-term debt	—	20	—	23
Income taxes and other liabilities	436	—	344	—
Total lease liabilities	$614	$54	$536	$71

The components of PMI’s lease cost were as follows for the years ended December 31, 2022, 2021 and 2020:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Operating lease cost	$248	$259	$237
Finance lease cost:
Amortization of right-of-use assets	83	54	31
Interest on lease liabilities	1	1	1
Short-term lease cost	59	55	49
Variable lease cost	23	25	31
Total lease cost	$414	$394	$349

Maturity of PMI’s lease liabilities, on an undiscounted basis, as of December 31, 2022, were as follows:

(in millions)	Operating Leases	Finance Leases
2023	$202	$34
2024	138	14
2025	97	4
2026	60	1
2027	39	1
Thereafter	176	1
Total lease payments	712	55
Less: Interest	98	1
Present value of lease liabilities	$614	$54

Other information related to PMI’s leases was as follows for the year ended December 31, 2022, 2021 and 2020:

	December 31,
(in millions)	2022		2021		2020
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities in operating cash flows (1)	$243	$—	$259	$—	$238	$—
Cash paid for amounts included in the measurement of lease liabilities in financing cash flows	$—	$76	$—	$26	$—	$19
Leased assets obtained in exchange for new lease liabilities	$255	$100	$64	$89	$149	$32
Weighted-average remaining lease term (years)	10.3	2.1	8.3	1.7	10.1	1.6
Weighted-average discount rate(2) (3)	3.4%	4.4%	3.6%	5.3%	4.3%	6.7%
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

As described in the Report of Management on Internal Control Over Financial Reporting, management has excluded Swedish Match AB from its assessment of internal control over financial reporting as of December 31, 2022 because it was acquired by the Company in a purchase business combination during 2022. We have also excluded Swedish Match AB from our audit of internal control over financial reporting. Swedish Match AB is a majority-owned subsidiary whose total assets and total third-party net revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 4% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022.

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

Tobacco-Related Litigation for Smoking and Health Class Actions and Health Care Cost Recovery Actions

As described in Note 18 to the consolidated financial statements, the Company has 9 smoking and health class actions and 17 health care cost recovery actions pending. The Company records provisions in the consolidated financial statements for pending litigation when management determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as stated otherwise in Note 18, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending smoking and health class actions and health care cost recovery cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending smoking and health class actions and health care cost recovery cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.

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

Preliminary Valuation of Trademarks and Customer Relationships - Acquisition of Swedish Match AB

As described in Note 3 to the consolidated financial statements, the Company acquired a controlling interest in Swedish Match AB for consideration of $14.5 billion in 2022, which resulted in $4.5 billion of intangible assets preliminarily being recorded, of which $4.1 billion relate to trademarks and customer relationships. Management applied significant judgment in estimating the preliminary fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the timing and amounts of revenue growth rates, royalty rates, and discount rates for trademarks, and profit margins, customer attrition rates, and discount rates for customer relationships.

The principal considerations for our determination that performing procedures relating to the preliminary valuation of trademarks and customer relationships acquired in the acquisition of Swedish Match AB is a critical audit matter are the significant judgment by management when developing the preliminary fair value estimate of the trademarks and customer relationships acquired, which in turn led to a high degree of auditor judgment, and subjectivity in performing procedures and evaluating management’s significant assumptions of revenue growth rates, royalty rates, and discount rates for trademarks, and profit margins, customer attrition rates, and discount rates for customer relationships. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s preliminary valuation of the trademarks and customer relationships acquired and controls over the development of significant assumptions related to revenue growth rates, profit margins, customer attrition rates, royalty rates, and discount rates. These procedures also included, among others, testing management’s process for estimating the preliminary fair value of trademarks and customer relationships. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to revenue growth rates, profit margins, customer attrition rates, royalty rates, and discount rates. Evaluating the reasonableness of the revenue growth rates and profit margins involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s valuation methods, the appropriateness of the discounted cash flow model, and the reasonableness of the customer attrition rate, royalty rate, and discount rate assumptions.

/S/ PRICEWATERHOUSECOOPERS SA
PricewaterhouseCoopers SA

Lausanne, Switzerland
February 10, 2023

We have served as the Company’s auditor since 2008.

Report of Management on Internal Control Over Financial Reporting
Management of Philip Morris International Inc. (“PMI” or "we") is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. PMI’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

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
In November 2022 we acquired Swedish Match. We have excluded the Swedish Match acquisition from our assessment of the effectiveness of internal control over financial reporting. Total assets excluding goodwill and intangible assets (which are included in our assessment) represent 4% of consolidated assets as of December 31, 2022. Total third-party net revenues represent 1% of consolidated net revenues for the year ended December 31, 2022.
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2022. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2022, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2022, as stated in their report herein.
February 10, 2023

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

In connection with the acquisition of Swedish Match, management is in the process of analyzing, evaluating and where necessary, implementing changes in controls and procedures. This may result in additions or changes to PMI’s internal control over financial reporting. The Swedish Match acquisition has been excluded from the Report of Management on Internal Control over Financial Reporting as of December 31, 2022.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 3, 2023, that will be filed with the SEC on or about March 23, 2023 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.Directors, Executive Officers and Corporate Governance.

Information About Our Executive Officers as of February 10, 2023:

Name	Office	Age
Jacek Olczak	Chief Executive Officer	58
Massimo Andolina	President, Europe Region	54
Emmanuel Babeau	Chief Financial Officer	55
Werner Barth	President, Combustibles Category & Global Combustibles Marketing	58
Lars Dahlgren	President, Smoke-Free Oral Products & Chief Executive Officer Swedish Match	52
Frederic de Wilde	President, South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region	55
Reginaldo Dobrowolski	Vice President and Controller	48
Suzanne Rich Folsom	Senior Vice President and General Counsel	61
Stacey Kennedy	President, Americas Region & CEO of PMI's U.S. Business	50
Paul Riley	President, East Asia, Australia, and PMI Duty Free Region	57
Stefano Volpetti	President, Smoke-Free Products Category & Chief Consumer Officer	51

Jacek Olczak – Age 58

Mr. Olczak was appointed as our Chief Executive Officer in May 2021. From January 2018 until May 2021, Mr. Olczak has served as our Chief Operating Officer, and from August 2012 until December 31, 2017, he served as our Chief Financial Officer. He joined PMI’s Polish affiliate in 1993 and progressed through various roles in finance and general management positions across Europe, including as Managing Director of PMI’s markets in Poland and Germany and as President of the European Union Region, before being appointed Chief Financial Officer. Prior to joining PMI, Mr. Olczak worked for BDO, an international network of public accounting, tax, consulting and business advisory firms.

Massimo Andolina – Age 54

Mr. Andolina was appointed as our President, Europe Region in January 2023, prior to which he served as our Senior Vice President, Operations since January 2018. He joined PMI in 2008 as Director, Operations Planning, and has held several various roles at PMI, including Vice President, Operations of Latin America & Canada Region from December 2010 to July 2013; Vice President, EU Operations, from August 2013 to June 2016; and Vice President, PMI Transformation from July 2016 to December 2017. Prior to joining PMI, Mr. Andolina held a variety of international positions in strategic marketing and general management for Tetra Pak International and in operations for R.J. Reynolds International.

Emmanuel Babeau – Age 55

Mr. Babeau was appointed as our Chief Financial Officer in May 2020. Prior to joining PMI in May 2020, Mr. Babeau served as the Deputy Chief Executive Officer of Schneider Electric, an energy and automation digital solutions company. In this position, he was in charge of Finance and Legal Affairs. Mr. Babeau joined Schneider Electric in 2009 as Executive Vice President Finance and a member of the Management Board. Mr. Babeau also served on the board of Sanofi S.A., a French multinational healthcare company, from 2018 to 2020. Mr. Babeau started his career in 1990 at Arthur Andersen, and from 1993 to 2009, he progressed through various positions at Pernod Ricard, a beverage company, the latest being Chief Financial Officer and Group Deputy Managing Director. Mr. Babeau also served as a non-executive director at Sodexo, a French food services and facilities management company, from January 2016 until December 2021. He currently sits on the board of Davide Campari-Milano N.V.

Werner Barth – Age 58

Mr. Barth was appointed as our President Combustibles Category & Global Combustibles Marketing in November 2021. Mr. Barth joined PMI in 1990 as Marketing Trainee at Philip Morris Germany and throughout his career he progressed through various roles at PMI in marketing, product management, brand supervision and general management. Prior to his current position, from 2015, Mr. Barth held the role of Senior Vice President, Marketing & Sales, and from 2018, he held the role of Senior Vice President, Commercial.

Lars Dahlgren – Age 52

Mr. Dahlgren was appointed as our President Smoke Free Oral Products and CEO Swedish Match in January 2023. Prior to PMI’s acquisition of Swedish Match, he served as President and Chief Executive Officer of Swedish Match since June 2008, and as its Chief Financial Officer and Senior Vice President from July 2004 until June 2008. Prior to that, from April 2004 to July 2004, he was Acting Chief Financial Officer and Vice President of Finance at Swedish Match. Mr. Dahlgren joined Swedish Match in 1996 and has been a member of its Group Management Team since 2004.

Frederic de Wilde – Age 55

Mr. de Wilde was appointed as our President, South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Regions in January 2023, prior to which he served as President, European Union Region from July 2015. From July 2011 until July 2015, Mr. de Wilde held the role of Senior Vice President, Marketing & Sales. Mr. de Wilde joined PMI in 1992 as Brand Manager L&M at Philip Morris Belgium, and throughout his career, he progressed through various roles at PMI in marketing, sales and general management.

Reginaldo Dobrowolski – Age 48

Mr. Dobrowolski was appointed as our Vice President and Controller in August 2021. From May 2019 until August 2021, Mr. Dobrowolski was our Vice President, Corporate Financial Planning, Data & Reporting. Prior to that, Mr. Dobrowolski held various roles in our Finance department, including Director Corporate Financial Planning & Reporting from October 2014 until May 2019.

Suzanne Rich Folsom - Age 61

Ms. Folsom was appointed as our Senior Vice President and General Counsel in July 2020. She is responsible for all legal, compliance and governance matters at PMI. From March 2019 until July 2020, Ms. Folsom was a Partner and Co-Chair of the Investigations, Compliance and Strategic Response Group at Manatt, Phelps & Phillips, LLP, a U.S. law firm. From 2014 to 2018, Ms. Folsom served as the General Counsel, Chief Compliance Officer and Senior Vice President, Government Affairs and Global Public Policy at United States Steel Corporation, an American integrated steel producer. Ms. Folsom is an accomplished C-suite executive and attorney with deep experience advising management and boards of directors.

Stacey Kennedy – Age 50

Ms. Kennedy was appointed as our President, Americas Region & CEO of PMI's U.S. Business in January 2023. Previously, she served as our President, South and Southeast Asia Region from January 2018. From 2015 until 2018, Ms. Kennedy served as Managing Director for Germany, Austria, Croatia, and Slovenia. Ms. Kennedy began her career with Philip Morris USA in 1995 as a Territory Sales Manager. Throughout her career, she held a number of positions of increasing responsibility in commercial and general management.

Paul Riley – Age 57

Mr. Riley was appointed as our President, East Asia, Australia, and PMI Duty Free Region in January 2023. Previously, he served as our President, East Asia and Australia Region from January 2018. From 2015 until 2018, Mr. Riley served as President of Philip Morris Japan. Mr. Riley joined Philip Morris Australia in 1988. Over the following two decades, he held a number of positions in Australia, Hong Kong, and Japan, before being named Managing Director, Serbia & Montenegro in 2010. Mr. Riley returned to the Asia Region in 2013, when he became President of Philip Morris Fortune Tobacco Corporation in the Philippines.

Stefano Volpetti – Age 51
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

Codes of Ethics and Corporate Governance

We have adopted a code of ethics, which we call the Guidebook for Success. The Guidebook for Success complies with requirements set forth in Item 406 of Regulation S-K, applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our website at www.pmi.com.

In addition, we have adopted corporate governance guidelines and charters for our Audit, Finance, Compensation and Leadership Development, Product Innovation and Regulatory Affairs, Consumer Relationships and Regulation, and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our website at www.pmi.com. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller, or any person performing similar functions under our code of ethics, or certain amendments to the code of ethics, will be disclosed on our website at www.pmi.com.

The information on our website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Also refer to Board Operations and Governance—Committees of the Board, Election of Directors—Process for Nominating Directors and Election of Directors—Director Nominees and Stock Ownership Information sections of the proxy statement.

Item 11.Executive Compensation.

Refer to Compensation Discussion and Analysis, Compensation of Directors, and Pay Ratio sections of the proxy statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2022, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,533,850	[1]	$—	25,750,766

1 Represents 4,519,470 shares of common stock that may be issued upon vesting of the restricted share units and 3,014,380 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

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
Amended and Restated By-Laws of Philip Morris International Inc., effective as of September 13, 2022 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed Sepember 19, 2022).

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

4.3	—	Description of Common Stock.[x]
4.4	—	Description of Debt Securities.[x]

10.1	—
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
Amendment and Extension Agreement, effective February 4, 2020, to the Credit Agreement, dated as of February 12, 2013, among Philip Morris International Inc., each lender named therein and Citibank Europe PLC, UK Branch (formerly, Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 3, 2020).

10.15	—
Credit Agreement, dated as of February 10, 2020, among Philip Morris International Inc., the lenders named therein, Citibank Europe PLC, UK Branch, as Facility Agent, and Citibank, N.A., as Swingline Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2020).

10.16	—
Amendment and Extension Agreement, effective February 2, 2021, to the Credit Agreement, dated as of February 12, 2013, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 2, 2021).

10.17	—
Amendment and Extension Agreement, effective February 10, 2021, to the Credit Agreement, dated as of February 10, 2020, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 2, 2021).

10.18	—
Credit Agreement, dated as of September 29, 2021, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K filed September 30, 2021).

10.19	—
Amendment and Extension Agreement, effective February 1, 2022, to the Credit Agreement, dated as of February 12, 2013, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 1, 2022).

10.20	—
Amendment and Extension Agreement, effective February 10, 2022, to the Credit Agreement, dated as of February 10, 2020, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 1, 2022).

10.21	—
Credit Agreement, dated May 11, 2022, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch, as facility agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 11, 2022).

10.22	—
Credit Agreement relating to the Term Loan Facility, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch, as facility agent, dated June 23, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed June 28, 2022).

10.23	—	Amendment to the Bridge Credit Agreement, dated September 2, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 2, 2022).
10.24	—	Amendment to the Term Loan Credit Agreement, dated September 2, 2022 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed September 2, 2022).
10.25	—
Amendment and Extension Agreement, dated as of September 20, 2022, to the Credit Agreement, dated as of September 29, 2021, among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 23, 2022).

10.26	—	Purchase Agreement with Altria Client Services LLC, effective October 19, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 20, 2022). **

10.27	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*
10.28	—	Pension Fund of Philip Morris in Switzerland (IC), effective January 1, 2022.[x]*
10.29	—	Summary of Supplemental Pension Plan of Philip Morris in Switzerland, effective December 15, 2022.[x]*
10.30	—
Philip Morris International Inc. Amended and Restated Automobile Policy, dated as of October 1, 2019 (incorporated by reference to Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.31	—	Philip Morris International Benefit Equalization Plan, amended and restated (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).*
10.32	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.33	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*
10.34	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2017).*

10.35	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.36	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.36.*

10.37	—
Supplemental Letter to the Offer Letter with Drago Azinovic, dated December 4, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.38	—	Employment Agreement with Drago Azinovic, effective August 1, 2012. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.39	—
Supplemental Letter to the Employment Agreement with Drago Azinovic, effective April 1, 2017 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.40	—
Supplemental Letter to the Employment Agreement with Drago Azinovic, effective January 1, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.41	—	Employment Agreement with Jorge Insuasty, effective January 1, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.42	—
Supplemental letter to the Employment Agreement with Jorge Insuasty, effective April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022)*

10.43	—
Supplemental Letter to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.43.*

10.44	—	Employment Agreement with Martin G. King, effective June 1, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*
10.45	—	Restricted Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 9, 2021).*
10.46	—	Performance Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 9, 2021).*
10.47	—	Separation Agreement and Release with Martin G. King, dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 20, 2021).*
10.48	—
Early Retirement Agreement and Release with Marc S. Firestone, effective November 3, 2020 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.49	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.49.*

10.50	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.50.*

10.51	—	Early Retirement and Release Agreement with Miroslaw Zielinski, effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2020).*
10.52	—	Employment Agreement with Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2020).*
10.53	—	Restricted Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 9, 2021).*
10.54	—	Performance Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 9, 2021).*
10.55	—	Restricted Stock Unit Agreement (2022 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.56	—	Performance Stock Unit Agreement (2022 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.57	—	Employment Agreement with Frederic de Wilde, effective July 1, 2011 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.58	—
Supplemental Letter to the Employment Agreement with Frederic de Wilde, effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.59	—	Off-Cycle Restricted Stock Unit Agreement (2021 Grant) (Frederic de Wilde) (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.60	—	Employment Agreement with Stefano Volpetti, effective June 1, 2019 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.61	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective June 1, 2019 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.62	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective November 1, 2021 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2021).*

10.63	—
Restricted Stock Unit Agreement (Vesting in Installments), between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2020.*

10.64	—
Supplemental Letter to the Employment Agreement with André Calantzopoulos, effective May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021). *

10.65	—
Supplemental Letter to the Employment Agreement with Jacek Olczak, effective May 5, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.66	—
Supplemental Letter to the Employment Agreement with Jacek Olczak, effective March 1, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*

10.67	—
Restricted Stock Unit Agreement, between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.68	—
Performance Stock Unit Agreement, between Philip Morris International Inc. and Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.69	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.70	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.71	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.72	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.73	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.74	—	Form of Restricted Stock Unit Agreement (2020 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 11, 2020).*
10.75	—	Form of Performance Share Unit Agreement (2020 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 11, 2020).*
10.76	—	Form of Restricted Stock Unit Agreement (2021 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2021).*
10.77	—	Form of Performance Share Unit Agreement (2021 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2021).*
10.78	—	Form of Restricted Stock Unit Agreement (2023 Grant) (Emmanuel Babeau).[x]*

10.79	—	Form of Performance Share Unit Agreement (2023 Grant) (Emmanuel Babeau).[x]*
10.80	—	Extension of Non-Competition Obligations for the Early Retirement Agreement with Miroslaw Zielinski, dated November 27, 2022. [x]*
10.81	—	Supplemental Letter to the Employment Agreement with Frederic de Wilde, effective January 31, 2023.[x]*
10.82	—	Philip Morris International Inc. 2022 Performance Incentive Plan, effective May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report filed on May 6, 2022).*
10.83	—	Form of Restricted Stock Unit Agreement (2022 Grants) (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.84	—	Form of Performance Share Unit Agreement (2022 Grants) (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.85	—	Form of Restricted Stock Unit Agreement (2023 Grants).[x]*
10.86	—	Form of Performance Share Unit Agreement (2023 Grants).[x]*
10.87	—	Form of Restricted Stock Unit Agreement (by tranches) (2023 Grants).[x]*

21	—	Subsidiaries of Philip Morris International Inc.[x]
23	—	Consent of independent registered public accounting firm.[x]
31.1	—
Certification of the Registrant’s Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[x]

31.2	—
Certification of the Registrant’s Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.[x]

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[x]
32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[x]
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

________
 * Denotes management contract or compensatory plan or arrangement in which directors or executive officers are eligible to participate.
** Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K.
x Denotes exhibits filed herewith.

The exhibits filed herewith do not include certain instruments with respect to long-term debt of PMI, inasmuch as the total amount of debt authorized under any such instrument does not exceed 10 percent of the total assets of PMI on a consolidated basis. PMI agrees, pursuant to Item 601(b)(4)(iii) of Regulation S-K, that it will furnish a copy of any such instrument to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.

By:	/s/ JACEK OLCZAK
(Jacek Olczak Chief Executive Officer)

Date: February 10, 2023

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacek Olczak, Emmanuel Babeau, and Darlene Quashie Henry and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2022, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACEK OLCZAK	Chief Executive Officer and Director	February 10, 2023
(Jacek Olczak)
/s/ EMMANUEL BABEAU	Chief Financial Officer	February 10, 2023
(Emmanuel Babeau)
/s/ REGINALDO DOBROWOLSKI	Vice President and Controller	February 10, 2023
(Reginaldo Dobrowolski)
/s/ ANDRÉ CALANTZOPOULOS	Executive Chairman	February 10, 2023
(André Calantzopoulos)
/s/ BONIN BOUGH	Director	February 10, 2023
(Bonin Bough)
/s/ MICHEL COMBES	Director	February 10, 2023
(Michel Combes)
/s/ DR. JUAN JOSÉ DABOUB	Director	February 10, 2023
(Juan José Daboub)

/s/ WERNER GEISSLER	Director	February 10, 2023
(Werner Geissler)
/s/ LISA A. HOOK	Director	February 10, 2023
(Lisa A. Hook)
/s/ JUN MAKIHARA	Director	February 10, 2023
(Jun Makihara)
/s/ KALPANA MORPARIA	Director	February 10, 2023
(Kalpana Morparia)
/s/ LUCIO A. NOTO	Director	February 10, 2023
(Lucio A. Noto)
/s/ FREDERIK PAULSEN	Director	February 10, 2023
(Frederik Paulsen)
/s/ ROBERT B. POLET	Director	February 10, 2023
(Robert B. Polet)
/s/ DESSISLAVA TEMPERLEY	Director	February 10, 2023
(Dessislava Temperley)
/s/ SHLOMO YANAI	Director	February 10, 2023
(Shlomo Yanai)