Form 10-Q
period 2023-03-31
Philip Morris International Inc.
filed 2023-04-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33708

Philip Morris International Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

677 Washington Blvd, Suite 1100	Stamford	Connecticut	06901
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(203)	905-2410

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PM	New York Stock Exchange
2.125% Notes due 2023	PM23B	New York Stock Exchange
3.600% Notes due 2023	PM23A	New York Stock Exchange
2.875% Notes due 2024	PM24	New York Stock Exchange
2.875% Notes due 2024	PM24C	New York Stock Exchange
0.625% Notes due 2024	PM24B	New York Stock Exchange
3.250% Notes due 2024	PM24A	New York Stock Exchange
2.750% Notes due 2025	PM25	New York Stock Exchange
3.375% Notes due 2025	PM25A	New York Stock Exchange
2.750% Notes due 2026	PM26A	New York Stock Exchange
2.875% Notes due 2026	PM26	New York Stock Exchange
0.125% Notes due 2026	PM26B	New York Stock Exchange
3.125% Notes due 2027	PM27	New York Stock Exchange
3.125% Notes due 2028	PM28	New York Stock Exchange
2.875% Notes due 2029	PM29	New York Stock Exchange
3.375% Notes due 2029	PM29A	New York Stock Exchange

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
0.800% Notes due 2031	PM31	New York Stock Exchange
3.125% Notes due 2033	PM33	New York Stock Exchange
2.000% Notes due 2036	PM36	New York Stock Exchange
1.875% Notes due 2037	PM37A	New York Stock Exchange
6.375% Notes due 2038	PM38	New York Stock Exchange
1.450% Notes due 2039	PM39	New York Stock Exchange
4.375% Notes due 2041	PM41	New York Stock Exchange
4.500% Notes due 2042	PM42	New York Stock Exchange
3.875% Notes due 2042	PM42A	New York Stock Exchange
4.125% Notes due 2043	PM43	New York Stock Exchange
4.875% Notes due 2043	PM43A	New York Stock Exchange
4.250% Notes due 2044	PM44	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 21, 2023, there were 1,552,196,682 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Revenues including excise taxes (includes $1,845 in 2023 and $1,629 in 2022 from related parties)	$19,318	$19,341
Excise taxes on products	11,299	11,595
Net revenues (includes $873 in 2023 and $678 in 2022 from related parties) (Note 14)	8,019	7,746
Cost of sales (Note 3)	3,038	2,608
Gross profit	4,981	5,138
Marketing, administration and research costs (Notes 3 & 17)	2,250	1,840
Operating income	2,731	3,298
Interest expense, net	230	154
Pension and other employee benefit costs (Note 5)	22	4
Earnings before income taxes	2,479	3,140
Provision for income taxes	428	619
Equity investments and securities (income)/loss, net	(51)	56
Net earnings	2,102	2,465
Net earnings attributable to noncontrolling interests	107	134
Net earnings attributable to PMI	$1,995	$2,331
Per share data (Note 8):
Basic earnings per share	$1.28	$1.50
Diluted earnings per share	$1.28	$1.50

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net earnings	$2,102	$2,465
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $52 in 2023 and $(31) in 2022	(255)	(194)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(1) in 2023 and $0 in 2022	2	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(7) in 2023 and $(13) in 2022	25	55
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(16) in 2023 and $(20) in 2022	59	110
(Gains) losses transferred to earnings, net of income taxes of $6 in 2023 and $2 in 2022	(29)	(9)
Total other comprehensive earnings (losses)	(198)	(38)
Total comprehensive earnings	1,904	2,427
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	(36)	279
Comprehensive earnings attributable to PMI	$1,940	$2,148

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$2,428	$3,207
Trade receivables (less allowances of $52 in 2023 and $42 in 2022) (1)	3,642	3,850
Other receivables (less allowances of $33 in 2023 and $32 in 2022)	957	906
Inventories:
Leaf tobacco	1,848	1,674
Other raw materials	2,276	2,028
Finished product	6,588	6,184
	10,712	9,886
Other current assets	1,832	1,770
Total current assets	19,571	19,619
Property, plant and equipment, at cost	15,777	15,443
Less: accumulated depreciation	8,989	8,733
	6,788	6,710
Goodwill (Note 6)	19,866	19,655
Other intangible assets, net (Note 6)	6,732	6,732
Equity investments (Note 14)	4,504	4,431
Deferred income taxes	585	603
Other assets (less allowances of $20 in 2023 and $20 in 2022) (Note 2)	4,014	3,931
TOTAL ASSETS	$62,060	$61,681

(1) Includes trade receivables from related parties of $708 million and $688 million as of March 31, 2023, and December 31, 2022, respectively (less allowances of $17 million as of March 31, 2023 and $7 million as of December 31, 2022). For further details, see Note 14. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022
LIABILITIES
Short-term borrowings (Note 12)	$4,803	$5,637
Current portion of long-term debt (Note 12)	1,902	2,611
Accounts payable	3,945	4,076
Accrued liabilities:
Marketing and selling	662	695
Taxes, except income taxes	5,133	7,440
Employment costs	939	1,168
Dividends payable	1,991	1,990
Other	2,675	2,679
Income taxes	935	1,040
Total current liabilities	22,985	27,336
Long-term debt (Note 12)	40,416	34,875
Deferred income taxes	1,822	1,956
Employment costs	1,977	1,984
Income taxes and other liabilities	1,913	1,841
Total liabilities	69,113	67,992
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2023 and 2022)	—	—
Additional paid-in capital	2,188	2,230
Earnings reinvested in the business	34,303	34,289
Accumulated other comprehensive losses (Note 13)	(9,614)	(9,559)
	26,877	26,960
Less: cost of repurchased stock (557,164,352 and 559,098,620 shares in 2023 and 2022, respectively)	35,801	35,917
Total PMI stockholders’ deficit	(8,924)	(8,957)
Noncontrolling interests	1,871	2,646
Total stockholders’ deficit	(7,053)	(6,311)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$62,060	$61,681

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,102	$2,465

Adjustments to reconcile net earnings to operating cash flows:
Depreciation, amortization and impairment of intangibles	299	253
Deferred income tax (benefit) provision	(96)	(1)
Asset impairment and exit costs, net of cash paid (Note 17)	102	(28)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	245	(553)
Inventories	(783)	(232)
Accounts payable	(145)	14
Accrued liabilities and other current assets	(2,705)	(835)
Income taxes	(88)	(93)
Pension plan contributions (Note 5)	(45)	(34)
Other	159	162
Net cash provided by (used in) operating activities	(955)	1,118

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(279)	(229)
Equity investments	(8)	(20)
Net investment hedges and other derivatives (Note 7)	(164)	121
Other	(140)	(68)
Net cash used in investing activities	(591)	(196)

(1) Includes amounts from related parties of $(76) million and $(202) million for March 31, 2023 and 2022, respectively

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$3,361	$1,916
Issuances - maturities longer than 90 days	358	305
Repayments - maturities longer than 90 days	(138)	—
Repayments under credit facilities related to Swedish Match AB acquisition	(4,430)	—
Long-term debt proceeds	5,203	—
Long-term debt repaid	(682)	(496)
Repurchases of common stock	—	(209)
Dividends paid	(1,987)	(1,952)
Payments to acquire Swedish Match AB noncontrolling interests (Note 2)	(883)	—
Noncontrolling interests activity and Other (Note 2)	62	(265)
Net cash provided by (used in) financing activities	864	(701)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(89)	(95)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	(771)	126
Balance at beginning of period	3,217	4,500
Balance at end of period	$2,446	$4,626

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $18 million and $4 million as of March 31, 2023 and 2022, respectively, and $10 million and $4 million as of December 31, 2022 and 2021, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2023 and 2022
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2022	$—	$2,225	$33,082	$(9,577)	$(35,836)	$1,898	$(8,208)
Net earnings			2,331			134	2,465
Other comprehensive earnings (losses), net of income taxes				(12)		(26)	(38)
Issuance of stock awards		(77)			111		34
Dividends declared ($1.25 per share)			(1,945)				(1,945)
Dividends paid to noncontrolling interests						(101)	(101)
Common stock repurchased					(199)		(199)
Purchase of subsidiary shares from noncontrolling interests (Note 2)		(30)		(171)		(10)	(211)
Balances, March 31, 2022	$—	$2,118	$33,468	$(9,760)	$(35,924)	$1,895	$(8,203)
Balances, January 1, 2023	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)
Net earnings			1,995			107	2,102
Other comprehensive earnings (losses), net of income taxes				(234)		36	(198)
Issuance of stock awards		(63)			116		53
Dividends declared ($1.27 per share)			(1,981)				(1,981)
Dividends paid to noncontrolling interests						(93)	(93)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 2)		21		179		(825)	(625)
Balances, March 31, 2023	$—	$2,188	$34,303	$(9,614)	$(35,801)	$1,871	$(7,053)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A. (also referred to herein as the U.S., the United States or the United States of America), whose subsidiaries and affiliates and their licensees are primarily engaged in the manufacture and sale of cigarettes and smoke-free products. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries.

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

Basis of Presentation

The interim condensed consolidated financial statements of PMI are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and such principles are applied on a consistent basis. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S.GAAP have been omitted. It is the opinion of PMI’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings attributable to PMI for any interim period are not necessarily indicative of results that may be expected for the entire year.

In the fourth quarter of 2022, PMI acquired a controlling interest of the total issued shares in Swedish Match AB (“Swedish Match”). The operating results of Swedish Match are included in a separate segment. For further details, see Note 2. Acquisitions and Note 9. Segment Reporting.

In the third quarter of 2021, PMI acquired Fertin Pharma A/S, Vectura Group plc. and OtiTopic, Inc. On March 31, 2022, PMI launched a Wellness and Healthcare business consolidating these entities, Vectura Fertin Pharma. The operating results of this business are reported in the Wellness and Healthcare segment. For further details, see Note 9. Segment Reporting.

To further support the growth of PMI's smoke-free business, reinforce consumer centricity, and increase the speed of innovation and deployment, in January 2023, PMI began managing its business in four geographical segments, down from six previously, in addition to its continuing Swedish Match and Wellness and Healthcare segments. The four geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region.

Certain prior years' amounts have been reclassified to conform with the current year's presentation. As a result of the new regional structure discussed above, certain goodwill amounts under the former six geographical segments were reallocated to the four geographical segments under the new structure. For further details, see Note 6. Goodwill and Other Intangible Assets, net. Following the Swedish Match acquisition and a review of PMI and Swedish Match’s combined product portfolio, PMI reclassified certain of its own products previously reported under its combustible tobacco product category to the newly created smoke-free product category to better reflect the characteristics of these products. For further details, see Note 9. Segment Reporting. These reclassifications did not impact PMI’s consolidated financial position, results of operations or cash flows in any of the periods presented.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 2. Acquisitions:

Transactions With Noncontrolling Interests

Turkey – In the first quarter of 2022, PMI acquired the remaining 25% stake of its holding in Philip Morris Tütün Mamulleri Sanayi ve Ticaret A.Ş. ("PMTM") (formerly Philsa Philip Morris Sabanci Sigara ve Tütüncülük Sanayi ve Ticaret A.Ş.) and 24.75% stake in Philip Morris Pazarlama ve Satiş A.Ş. ("PMPS") (formerly Philip Morris SA, Philip Morris Sabanci Pazarlama ve Satiş A.Ş.) from its Turkish partners, Sabanci Holding for a total acquisition price including transaction costs and remaining dividend entitlements of approximately $223 million. As a result of this acquisition, PMI owned 100% of these Turkish subsidiaries as of December 31, 2022. The purchase of the remaining stakes in these holdings resulted in a decrease to PMI's additional paid-in capital of $30 million and an increase to accumulated other comprehensive losses of $171 million primarily following the reclassification of accumulated currency translation losses from noncontrolling interests to PMI’s accumulated other comprehensive losses during the first quarter of 2022.

In January 2023, PMI sold the acquired stakes of its holdings in PMTM and PMPS to Pioneers Tutun Yatirim Anonim Sirketi (“Pioneers”) for a consideration of approximately $258 million, including transaction costs and dividend entitlements. The sale resulted in an increase to PMI's additional paid-in capital of $36 million and a decrease to accumulated other comprehensive losses of $179 million, following the reclassification of accumulated other comprehensive losses from PMI’s accumulated other comprehensive losses to noncontrolling interests.

Business Combinations

Swedish Match AB – On November 11, 2022 (the acquisition date), Philip Morris Holland Holdings B.V. (“PMHH”), a wholly owned subsidiary of PMI, acquired a controlling interest of 85.87% of the total issued shares in Swedish Match AB (“Swedish Match”) and acquired 94.81% of its outstanding shares as of December 31, 2022. The shares were acquired through acceptances of the tender offer and a series of open market and over-the-counter purchases. PMI funded the acquisition through cash on-hand and debt proceeds, as described in Note 12. Indebtedness. The aggregate cash paid as of the acquisition date was $14,460 million (or $13,976 million net of cash acquired), which was included in investing activities in the consolidated statements of cash flows for the year ended December 31, 2022. The cash paid in connection with the additional purchases of the noncontrolling interests after the acquisition date and through December 31, 2022 amounted to $1,495 million and was included in financing activities in the consolidated statements of cash flows for the year ended December 31, 2022.

In accordance with the Swedish Companies Act, PMI subsequently exercised its right to compulsorily redeem the remaining shares for which acceptances were not received and obtained legal title to 100% of the shares in Swedish Match on February 17, 2023. Cash paid in connection with such legal title, together with an immaterial amount attributable to open market purchases that were executed in December 2022 but settled in January 2023, amounted to $883 million and was included in financing activities in the condensed consolidated statements of cash flows for the three months ended March 31, 2023. While we have paid the referenced amounts and have acquired legal title to the shares, the redemption process will not be complete under the Swedish Companies Act until a final redemption price is determined by an arbitral tribunal. This process may take 6 to 12 months to complete, but we believe the likelihood it will result in additional payments to be remote.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Due to the timing of the acquisition, and limited access to detailed and disaggregated financial information of Swedish Match, the purchase price allocation is preliminary and it is likely subject to change, including the valuation of property, plant and equipment, intangible assets, income taxes and legal contingencies among other items. During the first quarter of 2023, PMI did not record any measurement period adjustments to the preliminary purchase price allocation. The following table summarizes the preliminary purchase price allocation for the fair value of assets acquired and liabilities assumed as of the acquisition date:

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

The total fair value step-up adjustment for inventories was $146 million, of which $125 million was recognized in cost of sales in the fourth quarter of 2022 and the remaining balance in the first quarter of 2023.

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

Customer relationships have been valued separately by geographic locations, namely for the U.S. market, Scandinavia, and other markets using the multiple periods excess earnings method, preliminarily reflecting a general market attrition rate for retail and revenue allocation and profit margin assumptions by customer type, which will be further assessed during the measurement period.

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

PMI’s approval of the acquisition by the European Commission, under the EU Merger Regulation, was subject to PMHH’s divestiture of Swedish Match’s subsidiary, SMD Logistics AB, following the completion of the offer to tender all shares in Swedish Match to PMHH. As a result, these assets have been accounted for as assets held for sale and included within other current assets and other accrued liabilities in PMI’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022.

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

Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024, PMI will have the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of $2.7 billion, with $1.0 billion paid at the inception of the agreement and the remaining $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)), to be paid by July 2023 at the latest. The cash consideration paid at the inception of the agreement of $1.0 billion has been accounted for within other assets in PMI’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. As of May 2024, when PMI can exercise its ability to commercialize IQOS in the U.S., PMI will finalize the accounting for this transaction by assigning the consideration to the respective assets.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 3. War in Ukraine:

Since the onset of the war in Ukraine in February 2022, PMI's main priority has been the safety and security of its more than 1,300 employees and their families in the country.
Ukraine

PMI temporarily suspended its commercial and manufacturing operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022, in order to preserve the safety of its employees. PMI subsequently resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at the factory in Kharkiv remains suspended. While the effects of the war are unpredictable and could trigger impairment reviews for long-lived assets, as of March 31, 2023, PMI is unable to estimate the information required to perform impairment analyses (i.e., forecast of revenues, manufacturing and commercial plans). PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. As a result, PMI has not recorded an impairment of long-lived assets. As of March 31, 2023, PMI’s Ukrainian operations had approximately $485 million in total assets, excluding intercompany balances. These total assets included $69 million, $324 million and $30 million in receivables, inventories and property, plant and equipment, respectively.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also taken steps to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment. PMI is continuously assessing the evolving situation in Russia, including: recent regulatory constraints in the market that entail very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities; and restrictions resulting from international regulations. As a result of PMI continuing operations within Russia as of March 31, 2023, it has not recorded an impairment of long-lived and other assets. However, PMI recorded specific asset write downs as referred to in the table below. PMI’s Russian operations as of March 31, 2023 had approximately $2.4 billion in total assets, excluding intercompany balances. These total assets included $393 million, $560 million, $932 million, $307 million and $164 million in cash (primarily held in local currency), receivables, inventories, property, plant and equipment and goodwill, respectively. In addition, there was approximately $928 million of cumulative foreign currency translation losses reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of March 31, 2023.

During the three months ended March 31, 2023, PMI did not record any material charges related to the war in Ukraine. During the three months ended March 31, 2022, PMI recorded in its condensed consolidated statements of earnings pre-tax charges related to circumstances driven by the war as follows:

(in millions)	For the Three Months Ended March 31, 2022
	Cost of sales	Marketing, administration and research costs	Total
Ukraine [1]	$11	$16	$27
Russia [2]	15	—	15
Total	$26	$16	$42
1 The pre-tax charges were primarily due to an inventory write down, additional allowance for receivables and the cost of PMI’s humanitarian efforts, which includes salary continuation for its employees.
2 The pre-tax charges were primarily due to inventory write downs related to the commercial decisions noted above.

PMI will continue to monitor the situation as it evolves and will determine if further charges are needed.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At March 31, 2023, shares available for grant under the 2022 Plan were 22,158,790.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2023, shares available for grant under the plan were 894,346.

Restricted share unit (RSU) awards

During the three months ended March 31, 2023 and 2022, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2023	1,732,910	$ 102.01	$50
2022	1,551,050	$ 105.04	$39

As of March 31, 2023, PMI had $277 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2023, 1,274,379 RSU awards vested. The grant date fair value of all the vested awards was approximately $110 million. The total fair value of RSU awards that vested during the three months ended March 31, 2023 was approximately $128 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2023 and 2022, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the three months ended March 31, 2023 and 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

During the three months ended March 31, 2023 and 2022, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors	Compensation Expense Related to PSU Awards (in millions)
		(Per Share)	(Per Share)
2023	482,360	$ 102.02	$ 133.54	$27
2022	451,790	$ 105.07	$ 143.94	$21

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

	2023	2022
Average risk-free interest rate (a)	4.1%	1.6%
Average expected volatility (b)	24.3%	28.6%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

As of March 31, 2023, PMI had $62 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2023, 902,232 PSU awards vested. The grant date fair value of all the vested awards was approximately $83 million. The total fair value of PSU awards that vested during the three months ended March 31, 2023 was approximately $91 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Net pension costs (income)	$(12)	$(25)
Net postemployment costs	30	27
Net postretirement costs	4	2
Total pension and other employee benefit costs	$22	$4

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2023	2022
Service cost	$43	$60
Interest cost	66	20
Expected return on plan assets	(90)	(92)
Amortization:
Net loss	12	48
Prior service cost (credit)	—	(1)
Net periodic pension cost	$31	$35
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions
PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $45 million were made to the pension plans during the three months ended March 31, 2023. Currently, PMI anticipates making additional contributions during the remainder of 2023 of approximately $83 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 6. Goodwill and Other Intangible Assets, net:

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI DF	Americas	Swedish Match	Wellness & Healthcare	Total
Balances at December 31, 2022	$1,370	$2,869	$493	$615	$13,296	$1,012	$19,655
Changes due to:
Currency	35	75	11	32	33	25	211
Balances, March 31, 2023	$1,405	$2,944	$504	$647	$13,329	$1,037	$19,866

As discussed in Note 1. Background and Basis of Presentation, in January 2023, PMI began managing its business in four geographical segments, Swedish Match segment and Wellness and Healthcare segment. As a result, the December 31, 2022 goodwill balance in the table above included the reclassifications from the former six geographical segments to the four geographical segments under the new structure.

At March 31, 2023, goodwill primarily reflects PMI’s business combinations in Greece, Indonesia, Mexico, the Philippines and Serbia, as well as the goodwill from the 2021 acquisitions of Fertin Pharma A/S and Vectura Group plc. and the preliminary purchase price allocation of Swedish Match AB, which was acquired in the fourth quarter of 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Details of other intangible assets were as follows:

		March 31, 2023			December 31, 2022
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$3,405		$3,405	$3,346		$3,346
Amortizable intangible assets:
Trademarks	15 years	2,055	$696	1,359	2,050	$674	1,376
Developed technology, including patents	8 years	984	269	715	975	243	732
Customer relationships and other	10 years	1,399	146	1,253	1,390	112	1,278
Total other intangible assets		$7,843	$1,111	$6,732	$7,761	$1,029	$6,732

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico, as well as the preliminary purchase price allocation associated with the Swedish Match acquisition in 2022, and PMI's business combinations in 2021 (primarily in-process research and development). The increase since December 31, 2022 was due to currency movements of $59 million.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2022, was due to currency movements of $23 million.

The change in the accumulated amortization from December 31, 2022, was mainly due to the 2023 amortization of $81 million, combined with currency movements of $1 million. The amortization of intangibles for the three months ended March 31, 2023 was recorded in cost of sales ($22 million) and in marketing, administration and research costs ($59 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be $322 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This estimate is subject to change based on the finalization of the preliminary purchase price allocation of the Swedish Match acquisition.

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

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At March 31, 2023	At December 31, 2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$21,831	$17,627
Interest rate contracts	1,500	1,019

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	20,270	21,755
Total	$43,601	$40,401

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	March 31, 2023	December 31, 2022	Balance Sheet Classification	March 31, 2023	December 31, 2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$338	$376	Other accrued liabilities	$263	$126
	Other assets	318	341	Income taxes and other liabilities	209	147
Interest rate contracts	Other current assets	5	—	Other accrued liabilities	34	27
	Other assets	—	—	Income taxes and other liabilities	46	56
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	104	156	Other accrued liabilities	150	165
	Other assets	—	—	Income taxes and other liabilities	74	16
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$765	$873		$776	$537
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(412)	(346)		(412)	(346)
Cash collateral received/pledged		(167)	(341)		(89)	(48)
Net amount		$186	$186		$275	$143

PMI assesses the fair value of its foreign exchange contracts and interest rate contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. PMI’s derivative contracts have been classified within Level 2 at March 31, 2023 and December 31, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2023 and 2022, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2023	2022		2023	2022	2023	2022
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$10	$79	Net revenues	$12	$17
			Cost of sales	—	—
			Marketing, administration and research costs	16	(3)
			Interest expense, net	(3)	(1)
Interest rate contracts	65	51	Interest expense, net	10	(2)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$3	$(37)
Net investment hedges (b):
Foreign exchange contracts	(258)	105	Interest expense, net (c)			63	33
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			90	8
			Marketing, administration and research costs (d)			(16)	(1)
Total	$(183)	$235		$35	$11	$140	$3

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

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2023, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of March 31, 2023 was $916 million, and is recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $80 million as of March 31, 2023.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2023 and 2022, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $1 million and $66 million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2023	2022
Gain/(loss) as of January 1,	$266	$4
Derivative (gains)/losses transferred to earnings	(29)	(9)
Change in fair value	59	110
Gain/(loss) as of March 31,	$296	$105

At March 31, 2023, PMI expects $77 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Investments

A certain PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $173 million at March 31, 2023. For the three months ended March 31, 2023, the unrealized pre-tax gains on these investments were immaterial.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2023	2022
Net earnings attributable to PMI	$1,995	$2,331
Less distributed and undistributed earnings attributable to share-based payment awards	6	7
Net earnings for basic and diluted EPS	$1,989	$2,324
Weighted-average shares for basic EPS	1,552	1,550
Plus contingently issuable performance stock units (PSUs)	1	2
Weighted-average shares for diluted EPS	1,553	1,552

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2023 and 2022 computations, there were no antidilutive stock awards.

Note 9. Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. Excluding the Wellness and Healthcare segment and the 2022 acquisition of Swedish Match, PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible tobacco and smoke-free product categories sold in the region. Effective in January 2023, PMI began managing its business in four geographical segments, down from six previously, in addition to its continuing Swedish Match and Wellness and Healthcare segments. The four geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region. PMI records net revenues and operating income to its geographical segments based upon the geographic area in which the customer resides.

PMI’s chief operating decision maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region, excluding Swedish Match and Wellness and Healthcare products. Business operations in the Swedish Match segment and the Wellness and Healthcare segment are evaluated separately.

PMI disaggregates its net revenues from contracts with customers by product category for each of PMI's four geographical segments and for the Swedish Match segment. For the Wellness and Healthcare business, Vectura Fertin Pharma, net revenues from contracts with customers are included in the Wellness and Healthcare segment. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2023	2022
Net revenues:
Europe	$2,910	$3,224
SSEA, CIS & MEA	2,477	2,445
EA, AU & PMI DF	1,520	1,587
Americas	445	424
Swedish Match	581	—
Wellness and Healthcare	86	66
Net revenues	$8,019	$7,746
Operating income (loss):
Europe	$1,175	$1,558
SSEA, CIS & MEA	712	965
EA, AU & PMI DF	623	685
Americas	66	121
Swedish Match	193	—
Wellness and Healthcare	(38)	(31)
Operating income	$2,731	$3,298

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2023	2022
Net revenues:
Combustible tobacco products:
Europe	$1,815	$1,937
SSEA, CIS & MEA	2,154	2,195
EA, AU & PMI DF	689	769
Americas	430	402
Swedish Match	136	—
Total combustible tobacco products	5,223	5,303
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
Europe	1,095	1,287
SSEA, CIS & MEA	323	250
EA, AU & PMI DF	831	818
Americas	15	22
Swedish Match	445	—
Total smoke-free products excluding Wellness and Healthcare	2,710	2,377
Wellness and Healthcare	86	66
Total smoke-free products	2,796	2,443

Total PMI net revenues	$8,019	$7,746
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Termination of distribution arrangement in the Middle East - In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the three months ended March 31, 2023.
•Charges related to the war in Ukraine - In the first quarter of 2022, PMI recorded a pre-tax charge of $42 million related to the war in Ukraine. This pre-tax charge was included in the Europe segment for the three months ended March 31, 2022. For further details, see Note 3. War in Ukraine.
•Swedish Match AB acquisition accounting related item - See Note 2. Acquisitions for details of the $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the three months ended March 31, 2023.
•Asset impairment and exit costs - See Note 17. Asset Impairment and Exit Costs for details of the $109 million pre-tax charges for the three months ended March 31, 2023, as well as a breakdown of these costs by segment.
Following the Swedish Match acquisition and a review of PMI and Swedish Match’s combined product portfolio, PMI reclassified certain of its own products previously reported under its combustible tobacco product category to the newly created smoke-free product category to better reflect the characteristics of these products. This reclassification did not impact PMI’s consolidated financial position, results of operations or cash flows in any of the periods presented.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Net revenues related to combustible tobacco products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's cigarettes and other tobacco products that are combusted. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos, and do not include smoke-free products.

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

Net revenues related to wellness and healthcare products primarily consist of operating revenues generated from the sale of products primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of PMI's Wellness and Healthcare business, Vectura Fertin Pharma.

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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
(“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including September 29, 2023 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.4 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.3 billion), including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $66,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $167 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $560 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $10 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $1.9 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $812 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $97 million) in punitive damages, allocating CAD 46 million (approximately $34 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million (approximately $42 million), including interest to RBH. See the Blais description above for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

RBH and PMI believe the findings of liability and damages in both Létourneau and the Blais cases were incorrect and in contravention of applicable law on several grounds including the following: (i) defendants had no obligation to warn class members who knew, or should have known, of the risks of smoking; (ii) defendants cannot be liable to class members who would have smoked regardless of what warnings were given; and (iii) defendants cannot be liable to all class members given the individual differences among class members.
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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of March 31, 2023, and March 31, 2022:¹

Type of Case	Number of Cases Pending as of March 31, 2023	Number of Cases Pending as of March 31, 2022
Individual Smoking and Health Cases	46	41
Smoking and Health Class Actions	9	9
Health Care Cost Recovery Actions	17	17
Label-Related Class Actions	—	—
Individual Label-Related Cases	6	5
Public Civil Actions	1	1

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 529 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fourteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and four remain on appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.4 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.3 billion)). The trial court awarded CAD 90,000 (approximately $66,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $738 million) of the compensatory damage award, CAD 200 million (approximately $148 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $97 million) in punitive damages, allocating CAD 46 million (approximately $34 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $503), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $686), in compensatory and moral damages, and ARS 4,000,000 (approximately $18,306) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $27,983), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Civil and Commercial Court of Appeals of Mar del Plata granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $4,089) was returned to our subsidiary. If our subsidiary ultimately prevails, the remaining deposited amounts will be returned to our subsidiary. On May 31, 2022, the Civil and Commercial Court of Appeals of Mar del Plata ruled that the statute of limitations barred plaintiff's claim and reversed the trial court's decision. On June 15, 2022, plaintiff filed an extraordinary appeal.

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
As of March 31, 2023, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•46 cases brought by individual plaintiffs in Argentina (32), Canada (2), Chile (9), the Philippines (1), Turkey (1) and Scotland (1), compared with 41 such cases on March 31, 2022; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on March 31, 2022.

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
As of March 31, 2023, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on March 31, 2022.

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

As of March 31, 2023, there were 6 label-related cases brought by individual plaintiffs in Italy (1) and Chile (5) pending against our subsidiaries, compared with 5 such cases on March 31, 2022.

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

As of March 31, 2023, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on March 31, 2022.

In a public civil action in Venezuela, Federation of Consumers and Users Associations (“FEVACU”), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens' right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements. In December 2012, the court admitted our subsidiary and a subsidiary of British American Tobacco plc as interested third parties. In February 2013, our subsidiary answered the complaint.

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product). In

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 2021, our subsidiaries answered the amended complaint. The court conducted an evidentiary hearing on February 23, 2023.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.3 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $35 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Both our subsidiary and the Public Prosecutor filed an appeal of the trial court's decision. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.5 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has also filed an appeal challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. Thailand is required to refund any payment made by our subsidiary in excess of any fine asserted by the courts.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $574 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.8 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Both the Public Prosecutor and our subsidiary may appeal the decision to the Supreme Court of Thailand. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $204 million), of which KRW 100 billion (approximately $75 million) was paid in 2016 and KRW 172 billion (approximately $129 million) was paid in the first quarter of 2017.  These paid amounts are included in other assets in the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $164 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $41 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. If the tax authorities and government agencies ultimately lose, then they would be required to return the paid amounts to PM Korea.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A., as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against Philip Morris Products S.A., prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
January 25, 2022. The Federal Circuit heard oral argument on defendants' appeal of the FD on October 3, 2022 and, on March 31, 2023, the Federal Circuit affirmed the FD. We are evaluating options to further appeal this Federal Circuit decision, but we estimate that an adverse ruling is probable due to our inability to import the products and components impacted by the ITC's FD with immaterial financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. The trial of Defendant PMPSA’s counterclaims took place from June 8-14, 2022 and, on June 15, 2022, the jury returned a verdict for PMPSA awarding approximately $10.8 million in damages for infringement up to December 31, 2021 of two PMPSA patents by BAT’s affiliate and two of BAT’s e-vapor products; the jury also found BAT’s affiliate did not infringe one of the two PMPSA patents and that the BAT affiliates had failed to prove one of the two PMPSA patents was invalid. PMPSA filed a motion for an injunction or, in the alternative, an ongoing royalty on August 12, 2022. On March 30, 2023, the court denied PMPSA's motion for an injunction and granted PMPSA an ongoing royalty against two of BAT's U.S. e-vapor products. The parties may appeal the jury verdict and court decisions. Upon petition of Philip Morris Products S.A., the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties have filed appeals of these PTAB results to the U.S. Court of Appeals for the Federal Circuit. On July 21, 2022, PMPSA filed a Request for Rehearing of PTAB's November 2020 decision not to institute review of certain claims in the second of the two patents underlying the ITC's FD; PTAB denied the Request on October 13, 2022.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and Philip Morris Products S.A., in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Germany. In June 2021, the court stayed the proceeding in respect of one of the two patents asserted by BAT’s Affiliate. Following the December 2022 confirmation of the revocation of the other BAT patent by the European Patent Office Board of Appeal, BAT withdrew its initial claim based on that patent; the stayed action based on the second patent remains pending and is stayed pending a possible appeal by BAT of the revocation of that second patent by the European Patent Office.

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

As of March 31, 2023, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

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

PMI’s effective tax rates for the three months ended March 31, 2023 and 2022 were 17.3% and 19.7%, respectively. The effective tax rate for the three months ended March 31, 2023, was favorably impacted by a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($79 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity. The effective tax rate for the three months ended March 31, 2022, was favorably impacted by changes in earnings mix by taxing jurisdiction, as well as a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($13 million). For further details, see Note 14. Related Parties - Equity Investments and Other. PMI estimates that its full-year 2023 effective tax rate will be 20.5% to 21.5%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future legislative or regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2019 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million in the period of payment) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in PMI’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022, and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:

At March 31, 2023 and December 31, 2022, PMI’s short-term borrowings and related average interest rates consisted of the following:

	March 31, 2023		December 31, 2022
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$4,095	5.0%	$912	4.4%
Bank loans	708	8.5	295	7.5
U.S. dollar credit facility borrowings related to Swedish Match AB acquisition	—	—	4,430	4.9
	$4,803		$5,637

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At March 31, 2023 and December 31, 2022, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2023	December 31, 2022
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.151%), due through 2044	$27,211	$22,596
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.877%), due through 2039	8,310	8,116
Swiss franc notes, 1.625% to 2.125% (average interest rate 1.768%), due through 2024	382	378
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 3.371%), due through 2027	5,983	5,850
Swedish krona notes, 1.395% to 4.767% (average interest rate 2.266%), due through 2029	251	343
Other (average interest rate 3.381%), due through 2029 (a)	181	203
Carrying value of long-term debt	42,318	37,486
Less current portion of long-term debt	1,902	2,611
	$40,416	$34,875
(a) Includes mortgage debt in Switzerland as well as $31 million and $54 million in finance leases at March 31, 2023 and December 31, 2022, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At March 31, 2023, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	March 31, 2023
Level 1	$34,318
Level 2	6,275

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2022.

Credit Facilities related to the Financing of the Swedish Match Acquisition

In connection with PMI's all-cash recommended public offer to the shareholders of Swedish Match, on May 11, 2022, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. On November 11, 2022, PMI acquired a controlling interest of 85.87% of the total issued shares in Swedish Match and acquired 94.81% of its outstanding shares as of December 31, 2022. In accordance with the Swedish Companies Act, PMI subsequently exercised its right to compulsorily redeem the remaining shares for which acceptances were not received and obtained legal title to 100% of the shares in Swedish Match on February 17, 2023.

PMI borrowed $8.4 billion under the bridge facility by delivering notices of borrowing for advances of $7.9 billion and $0.5 billion on November 7, 2022 and November 10, 2022, respectively. All amounts borrowed under the bridge facility would

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
become due on November 8, 2023 unless prepaid or such maturity date is extended pursuant to the terms of the bridge facility. On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022 and February 17, 2023, PMI repaid $4.0 billion and $4.4 billion, respectively, under the bridge facility. Effective February 20, 2023, the remaining outstanding commitments under the bridge facility were fully canceled and the bridge facility agreement was terminated in accordance with its terms. As of March 31, 2023 and December 31, 2022, the €5.5 billion (approximately $6.0 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 2. Acquisitions.

Debt Issuances

PMI's debt issuances in the first three months of 2023 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$1,250	4.875%	February 2023	February 2026
U.S. dollar notes	(a)	$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(a)	$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(a)	$1,500	5.375%	February 2023	February 2033
(a) Interest is payable semi-annually, commencing in August 2023

On February 17, 2023, PMI applied a portion of the net proceeds of the debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. The remaining net proceeds of the offering have been or will be used for general corporate purposes.

Revolving Credit Facilities:

At March 31, 2023, PMI's total committed revolving credit facilities were as follows:

(in billions)

Type	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 30, 2024	1.8
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2) (3)	2.5
Total facilities	$6.3
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

At March 31, 2023, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.1 billion at March 31, 2023, and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $708 million at March 31, 2023, and $295 million at December 31, 2022.

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	March 31, 2023	December 31, 2022	March 31, 2022
Currency translation adjustments	$(8,120)	$(8,003)	$(7,039)
Pension and other benefits	(1,790)	(1,822)	(2,826)
Derivatives accounted for as hedges	296	266	105
Total accumulated other comprehensive losses	$(9,614)	$(9,559)	$(9,760)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2023 and 2022. For additional information, see Note 2. Acquisitions (Transactions With Noncontrolling Interests) for disclosures related to currency translation adjustments, Note 5. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 7. Financial Instruments for disclosures related to derivative financial instruments.

Note 14. Related Parties - Equity Investments and Other:

Equity Method Investments:

At March 31, 2023 and December 31, 2022, PMI had total equity method investments of $997 million and $1,000 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2023 and December 31, 2022, exceeded our share of the investees' book value by $724 million and $750 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets, excluding $693 million and $715 million attributable to goodwill as of March 31, 2023 and December 31, 2022, respectively, which consists primarily of definite-lived intangible assets is being amortized on a straight-line basis. At March 31, 2023 PMI received no year-to-date dividends from equity method investees. At December 31, 2022, PMI received year-to-date dividends from equity method investees of $9 million.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of March 31, 2023 had a carrying value of $440 million. While as of March 31, 2023, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information, see Note 3. War in Ukraine. Additionally, there was approximately $499 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of March 31, 2023.

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Holding ("MADAR Holding"), which manufactures and distributes under license some of PMI’s brands (SSEA, CIS & MEA segment).

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $332 million at March 31, 2023. Unrealized pre-tax gain (loss) of $6 million ($5 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the three months ended March 31, 2023.

Other related parties:

United Arab Emirates-based Trans-Emirates Trading and Investments (FZC) ("TTI") holds a 33% non-controlling interest in Philip Morris Misr LLC ("PMM"), an entity incorporated in Egypt which is consolidated in PMI’s financial statements in the SSEA, CIS & MEA segment. PMM sells, under license, PMI brands in Egypt through an exclusive distribution agreement with a local entity that is also controlled by TTI. Additionally, TTI holds a 32.9% non-controlling interest in United Tobacco Company (“UTC”), an entity incorporated in Egypt which manufactures products for PMM under license.

Godfrey Phillips India Ltd ("GPI") is one of the non-controlling interest holders in IPM India, which is a 56.3% owned PMI consolidated subsidiary in the SSEA, CIS & MEA segment. GPI also acts as contract manufacturer and distributor for IPM India.

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2023	2022

Net revenues:
Megapolis Group	$588	$387
Other	285	291
Net revenues (a)	$873	$678

Expenses:
Other	$50	$12
Expenses	$50	$12
(a) Net revenues exclude excise taxes and VAT billed to customers.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At March 31, 2023	At December 31, 2022

Receivables:
Megapolis Group	$487	$478
Other	221	210
Receivables	$708	$688

Payables:
Other	$24	$31
Payables	$24	$31
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2023 and March 31, 2022. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2023 and 2022, were $2.9 billion and $2.8 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2023 and March 31, 2022, were $970 million, and $598 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2023 and 2022, the loss on sale of trade receivables was $10 million and $3 million, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2023 and December 31, 2022, these amounts were as follows:

(in millions)	As of and For the Three Months Ended March 31, 2023	As of and For the Year Ended December 31, 2022
Balance at beginning of period	$104	$113
Changes due to:
Warranties issued	25	107
Settlements	(23)	(114)
Currency/Other	—	(2)
Balance at end of period	$106	$104

Note 17. Asset Impairment and Exit Costs:

For the three months ended March 31, 2023, PMI recorded total pre-tax asset impairment and exit costs of $109 million. This pre-tax charge was included in marketing, administration and research costs in the condensed consolidated statements of earnings for the three months ended March 31, 2023. For the three months ended March 31, 2022, PMI did not record any charges for asset impairment and exit costs.

e-Vapor Products Manufacturing Optimization

In the first quarter of 2023, PMI initiated a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. As a result, PMI recorded pre-tax asset impairment and exit costs of $109 million. This amount included contract termination costs for suppliers of $78 million, including $21 million of embedded finance lease terminations, which will be paid in cash. This also included asset impairment costs of $31 million, primarily related to machinery and equipment, which were non-cash charges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Three Months Ended March 31,
2023
Contract termination charges:
Europe	35
SSEA, CIS & MEA	25
EA, AU & PMI DF	15
Americas	3
Total contract termination charges	78
Asset impairment charges:
Europe	14
SSEA, CIS & MEA	9
EA, AU & PMI DF	6
Americas	2
Total asset impairment charges	31

Asset impairment and exit costs	$109

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the three months ended March 31, 2023 was as follows:

(in millions)
Liability balance, January 1, 2023	$40
Charges, net	78
Cash spent	(7)
Currency/other	1
Liability balance, March 31, 2023	$112

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2023.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. Leases:

The components of PMI’s lease cost were as follows for the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Operating lease cost	$67	$62
Finance lease cost:
Amortization of right-of-use assets	14	16
Short-term lease cost	14	14
Variable lease cost	7	6
Total lease cost	$102	$98

Note 19. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of March 31, 2023 and December 31, 2022, the total amount due to suppliers participating in the SCF program was approximately $1.1 billion.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international tobacco company working to deliver a smoke-free future and to evolve our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products. Since 2008, we have invested more than $10.5 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. The U.S. Food and Drug Administration ("FDA") has authorized versions of our IQOS Platform 1 devices and consumables, and Swedish Match's General snus, as Modified Risk Tobacco Products (MRTPs). We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

To further support the growth of our smoke-free business, reinforce consumer centricity, and increase the speed of innovation and deployment, in January 2023, we began managing our business in four geographical segments, down from six previously, in addition to its continuing Swedish Match and Wellness and Healthcare segments. The four geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region.

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

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  We have a range of RRPs in various stages of development, scientific assessment and commercialization. Our RRPs are SFPs that contain and/or generate far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke. IQOS is the leading brand in our SFPs portfolio. As of March 31, 2023, our smoke-free products were available for sale in 78 markets.

In 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group plc and Fertin Pharma A/S, which provide essential capabilities for future product development. Now, through our Vectura Fertin Pharma business, with a strong foundation and significant expertise in life sciences, we aim to expand into wellness and healthcare areas.

In 2022, we acquired Swedish Match AB, a market leader in oral nicotine delivery with a significant presence in the United States market. The Swedish Match acquisition is a key milestone in PMI’s transformation to becoming a smoke-free company. Swedish Match already has a leading nicotine pouch franchise in the U.S. under the ZYN brand name. The Swedish Match product portfolio is complementary to our existing portfolio, permitting us to bring together a leading oral nicotine product with the leading heat-not-burn product. By joining forces with Swedish Match, we expect to accelerate the achievement of our joint smoke-free ambitions, switching more adults who would otherwise continue to smoke cigarettes to better alternatives faster than either company could achieve separately. For further details, see Note 2. Acquisitions.

In 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S.

We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-

price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix).

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

Swedish Match AB Redemption of Remaining Shares

As of December 31, 2022, Philip Morris Holland Holdings B.V. (“PMHH”), a wholly owned subsidiary of PMI, had acquired 94.81% of the outstanding shares of Swedish Match. On February 17, 2023, PMHH obtained legal title under the Swedish Companies Act to the remaining issued and outstanding shares in Swedish Match, following the exercise of its right to compulsory redemption of all remaining shares. For further details on the Swedish Match acquisition, see Note 2. Acquisitions.

Distribution Agreement Termination

Following the termination of a distribution arrangement in the Middle East, PMI recorded a pre-tax charge of $80 million in the first quarter of 2023. The charge was recognized as a reduction of net revenues in the condensed consolidated statement of earnings.

e-Vapor Products Manufacturing Optimization

In the first quarter of 2023, PMI initiated a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. As a result, PMI recorded pre-tax asset impairment and exit costs of $109 million. For further details, see Note 17. Asset Impairment and Exit Costs.

While staying clearly focused on the heat-not-burn and nicotine pouch categories, which present the largest and most accretive growth opportunities, the company is adjusting its VEEV e-vapor portfolio and approach. PMI intends to focus on commercializing VEEV in select markets, with an emphasis on profitability given the known category challenges.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our more than 1,300 employees and their families in the country. We continue select retail activities where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. As of March 31, 2023, our Ukrainian operations had approximately $0.5 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country, including recent regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities; and restrictions resulting from international regulations. As of March 31, 2023, our Russian operations had approximately $2.4 billion in total assets, excluding intercompany balances, of which approximately $0.4 billion consisted of cash and equivalents held mostly in local currency (Russian rubles).

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

Consolidated Operating Results for the Three Months Ended March 31, 2023

•Net Revenues - Net revenues of $8.0 billion for the three months ended March 31, 2023 increased by $273 million, or 3.5%, from the comparable 2022 amount. The change in our net revenues from the comparable 2022 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding currency and acquisitions, increased by 2.1%, mainly reflecting a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing. Volume/mix was slightly unfavorable, with lower cigarette volume and unfavorable smoke-free product mix largely offset by higher HTU and device volume, as well as favorable cigarette mix. The 2023 net revenues included a charge of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Other" and further described above and in the following "Diluted Earnings Per Share" discussion.

Net revenues by product category for the three months ended March 31, 2023 and 2022, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the three months ended March 31, 2023, from the comparable 2022 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended March 31, 2022	$1.50
2022 Charges related to the war in Ukraine	0.03
2022 Fair value adjustment for equity security investments	0.03
2022 Amortization and impairment of intangibles	0.02
Subtotal of 2022 items	0.08
2023 Asset impairment and exit costs	(0.06)
2023 Amortization and impairment of intangibles	(0.04)
2023 Termination of distribution arrangement in the Middle East	(0.04)
2023 Swedish Match AB acquisition accounting related item	(0.01)
2023 Tax benefit associated with Swedish Match AB financing	0.05
Subtotal of 2023 items	(0.10)
Currency	(0.13)
Interest	(0.04)
Operations	(0.03)
For the three months ended March 31, 2023	$1.28	(14.7)%

Charges related to the war in Ukraine – During the first quarter of 2022, we recorded a pre-tax charge of $42 million (representing $39 million net of income tax and a diluted EPS charge of $0.03 per share), related to circumstances driven by the war, including inventory write-downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. For further details, see Note 3. War in Ukraine.

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

Amortization and impairment of intangibles – During the first quarter of 2023 and 2022, we recorded amortization and impairment of intangibles of $81 million (representing $64 million net of income tax or $0.04 per share decrease in diluted EPS) and $38 million (representing $32 million net of income tax or $0.02 per share decrease in diluted EPS), respectively. The pre-tax amortization and impairment of intangibles amount in 2023 and 2022 represented amortization expense primarily due to increased acquired intangible assets recorded as a result of our acquisitions in 2021 and 2022. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

Asset impairment and exit costs – As discussed above, in the first quarter of 2023, we recorded pre-tax asset impairment and exit costs of $109 million, representing $96 million net of income tax and a diluted EPS charge of $0.06 per share, related to a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. For further details, see Note 17. Asset Impairment and Exit Costs.

Termination of distribution arrangement in the Middle East – As discussed above, following the termination of a distribution arrangement in the Middle East, we recorded a pre-tax charge of $80 million in the first quarter of 2023 (representing $70 million net of income tax and a diluted EPS charge of $0.04 per share). The pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings and was included in the SSEA, CIS & MEA segment results.

Swedish Match AB acquisition accounting related item – During the first quarter of 2023, we recorded pre-tax purchase accounting adjustments of $18 million related to the sale of acquired inventories stepped up to fair value (representing $13 million net of income tax and a diluted EPS charge of $0.01 per share). These pre-tax adjustments were recorded in cost of sales in the condensed consolidated statements of earnings for the three months ended March 31, 2023. For further details on the Swedish Match acquisition, see Note 2. Acquisitions.

Income taxes – The 2023 Tax benefit associated with Swedish Match financing that increased our 2023 diluted EPS by $0.05 per share in the table above was due to a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity at March 31, 2023.

Currency – The unfavorable impact of $0.13 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound, Euro and Japanese yen. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.04 per share from interest in the table above was due primarily to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Operations – The decrease in diluted EPS of $0.03 from our operations in the table above was due primarily to the following segments:

•Europe: Unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs;
•SSEA, CIS & MEA: Higher marketing, administration and research costs, unfavorable volume/mix, higher manufacturing costs and the impact of lower fees for certain distribution rights billed to customers in certain markets, partly offset by favorable pricing;
•Americas: Higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs, partly offset by favorable pricing; and
•Wellness and Healthcare: Primarily reflecting investments in research and development;
partially offset by
•Swedish Match: Reflecting the 2023 impact following the fourth quarter 2022 acquisition; and
•EA, AU & PMI DF: Favorable volume/mix and lower manufacturing costs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Consolidated Operating Results
See pages 88-99 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2023	2022
Net revenues:
Europe	$2,910	$3,224
SSEA, CIS & MEA	2,477	2,445
EA, AU & PMI DF	1,520	1,587
Americas	445	424
Swedish Match	581	—
Wellness and Healthcare	86	66
Net revenues	$8,019	$7,746
Operating income (loss):
Europe	$1,175	$1,558
SSEA, CIS & MEA	712	965
EA, AU & PMI DF	623	685
Americas	66	121
Swedish Match	193	—
Wellness and Healthcare	(38)	(31)
Operating income	$2,731	$3,298

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2023	2022	Change
Combustible tobacco products
Europe	$1,815	$1,937	(6.3)%
SSEA, CIS & MEA	2,154	2,195	(1.9)%
EA, AU & PMI DF	689	769	(10.4)%
Americas	430	402	6.9%
Swedish Match	136	—	—%
Total combustible tobacco products	5,223	5,303	(1.5)%
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
Europe	1,095	1,287	(14.9)%
SSEA, CIS & MEA	323	250	29.6%
EA, AU & PMI DF	831	818	1.6%
Americas	15	22	(30.1)%
Swedish Match	445	—	—%
Total smoke-free products excluding Wellness and Healthcare	2,710	2,377	14.0%
Wellness and Healthcare	86	66	30.3%
Total smoke-free products	2,796	2,443	14.5%

Total PMI net revenues	$8,019	$7,746	3.5%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:
•Termination of distribution arrangement in the Middle East – In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the three months ended March 31, 2023.
•Charges related to the war in Ukraine – In the first quarter of 2022, PMI recorded a pre-tax charge of $42 million related to the war in Ukraine. This pre-tax charge was included in the Europe segment for the three months ended March 31, 2022. For further details, see Note 3. War in Ukraine.
•Swedish Match AB acquisition accounting related item - See Note 2. Acquisitions for details of the $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the three months ended March 31, 2023.
•Asset impairment and exit costs – See Note 17. Asset Impairment and Exit Costs for details of the $109 million pre-tax charges for the three months ended March 31, 2023, as well as a breakdown of these costs by segment.

Following the Swedish Match acquisition and a review of PMI and Swedish Match’s combined product portfolio, PMI reclassified certain of its own products previously reported under its combustible tobacco product category to the newly created smoke-free product category to better reflect the characteristics of these products. This reclassification did not impact PMI’s consolidated financial position, results of operations or cash flows in any of the periods presented. For further details, see Note 9. Segment Reporting.

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

Net revenues related to smoke-free products refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of all of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine products, also including wellness and healthcare products, as well as consumer accessories such as lighters and matches.

Net revenues related to wellness and healthcare products consist of operating revenues generated from the sale of products primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of our Wellness and Healthcare business, Vectura Fertin Pharma.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization and impairment of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the SSEA, CIS & MEA Region and the revenue adjustment for the termination of a distribution arrangement in the Middle East.

Our consolidated shipment volume is shown in the table below:

Consolidated Shipment Volume
	For the Three Months Ended March 31,
Cigarettes and Heated Tobacco Units (million units)	2023	2022	Change
Cigarettes	143,708	148,238	(3.1)%
Heated Tobacco Units	27,396	24,819	10.4%
Total Cigarettes and Heated Tobacco Units	171,104	173,057	(1.1)%

Oral Product Shipment Volume (million cans) (1)
Nicotine Pouches	81.3	1.0	+100%
Snus	55.6	2.5	+100%
Moist Snuff	35.2	—	—%
Other	1.3	—	—%
Total Oral Products	173.3	3.5	+100%
(1) Excluding snuff, snuff leaf and U.S. chew
Note: Sum may not foot to total due to roundings

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

Unless otherwise stated, market share for HTUs is defined as the in-market sales volume for HTUs as a percentage of the total estimated industry sales volume for cigarettes and HTUs.

References to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units, unless otherwise stated.

Total industry volume, PMI in-market sales volume and PMI market share for the following geographies include the cigarillo category in Japan: the total international market, EA, AU & PMI DF Region, and Japanese domestic market.

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

From time to time, PMI’s shipment volumes are subject to the impact of distributor inventory movements (or wholesaler inventory movements in certain markets where PMI does not sell to distributors), and estimated total industry/market volumes are subject to the impact of inventory movements in various trade channels that include estimated trade inventory movements of PMI’s competitors arising from market-specific factors that significantly distort reported volume disclosures. Such factors may include changes to the manufacturing supply chain, shipment methods, consumer demand, timing of excise tax increases or other influences that may affect the timing of sales to customers. In such instances, in addition to reviewing PMI shipment volumes and certain estimated total industry/market volumes on a reported basis, management reviews these measures on an adjusted basis that excludes the impact of distributor and/or estimated trade inventory movements. Management also believes that disclosing PMI shipment volumes and estimated total industry/market volumes in such circumstances on a basis that excludes the impact of distributor and/or estimated trade inventory movements improves the comparability of performance and trends for these measures over different reporting periods.

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Total (1) (2)	612.3	612.7	171.1	173.1	143.7	148.2	27.4	24.8	27.4	27.4	4.5	4.1
Europe
France	7.5	7.8	3.8	3.5	3.7	3.5	0.1	0.1	42.3	45.0	0.8	0.7
Germany (3)	15.9	16.1	6.0	6.8	5.5	5.9	0.5	0.9	39.8	39.0	5.3	3.9
Italy	17.2	16.8	8.9	9.7	6.9	7.1	2.0	2.6	54.0	54.2	17.4	14.8
Poland	13.4	12.7	5.5	4.8	4.3	3.8	1.2	1.0	41.0	37.5	9.1	7.6
Spain	9.9	10.1	2.9	3.3	2.7	3.2	0.2	0.2	29.2	30.3	2.1	1.5
SSEA, CIS & MEA
Egypt	22.5	23.5	5.8	5.4	5.6	5.2	0.2	0.2	25.6	22.0	1.2	0.7
Indonesia	69.1	73.9	19.7	20.9	19.7	20.9	—	—	28.5	28.3	—	—
Philippines	11.1	15.3	6.7	9.7	6.6	9.6	0.1	—	59.8	62.9	0.5	0.3
Russia	44.8	45.7	14.7	14.1	10.9	10.8	3.8	3.4	31.2	30.5	8.3	8.7
Turkey	26.1	23.9	12.8	11.0	12.8	11.0	—	—	49.0	46.3	—	—
EA, AU & PMI DF
Australia	1.9	2.2	0.7	0.8	0.7	0.8	—	—	35.8	33.9	—	—
Japan (2)	35.3	34.4	14.8	14.2	4.7	6.1	10.1	8.1	39.5	37.2	26.3	22.9
South Korea	16.9	16.8	3.3	3.3	2.1	2.2	1.2	1.1	19.6	19.6	6.8	6.5
Americas
Argentina	7.7	7.6	4.9	4.9	4.9	4.9	—	—	63.0	64.3	—	—
Mexico	6.0	6.5	3.7	4.1	3.7	4.0	—	—	61.1	62.7	0.5	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted in-market sales volume share (see Impact of Inventory Movements section below for more information). Historical HTU adjusted in-market sales volume share: Q2, 2022 (3.9%); Q3, 2022 (3.7%), Q4, 2022 (4.7%). Historical total adjusted in-market sales volume share: Q2, 2022 (38.7%); Q3, 2022 (38.3%), Q4, 2022 (39.7%).

Consolidated Operating Results for the Three Months Ended March 31, 2023
The following discussion compares our consolidated operating results for the three months ended March 31, 2023, with the three months ended March 31, 2022.

Total Market

During the quarter, estimated international industry volume (excluding China and the U.S.) for cigarettes and heated tobacco units was essentially stable, reflecting a decline in the SSEA, CIS & MEA Region, partly offset by increases in the Europe Region, the EA, AU & PMI DF Region and the Americas Region, as described in the Regional sections.

For the full year 2023, we currently expect an estimated total international industry volume decline for cigarettes and HTUs, excluding China and the U.S., of 1% to 2%.

Shipment Volume
Our total cigarette and HTU shipment volume decreased by 1.1%, reflecting a 3.1% decline in cigarette shipments (mainly due to the Europe, SSEA, CIS & MEA, and EA, AU & PMI DF Regions), partly offset by a 10.4% increase in HTU shipments (primarily driven by the EA, AU & PMI DF Region). Cigarette shipment volume for Marlboro decreased by 2.4% to 55.9 billion units.

Our total oral product shipment volume increased by +100%, driven by the Swedish Match acquisition. For comparison purposes, assuming the inclusion of Swedish Match's first quarter 2022 shipment volume prior to our acquisition, total oral product shipment volume increased by 9.7%, primarily reflecting growth in nicotine pouches (particularly in the U.S. and Scandinavia), partly offset by a decline for snus (mainly in Scandinavia). Volume comparisons versus Swedish Match's first quarter 2022 results reflect data sourced from company disclosures, available at www.swedishmatch.com/investors.

For the full year 2023, we currently expect a total cigarette and HTU shipment volume change for PMI of approximately flat to +1%:
•HTU shipment volume of 125 to 130 billion units, broadly in line with anticipated adjusted in-market sales volume and reflecting an acceleration in growth versus 2022; and
•A cigarette shipment volume decline of approximately 2.5% to 3.5%.

Impact of Inventory Movements

Excluding the net unfavorable impact of estimated distributor inventory movements, PMI’s total in-market sales for cigarettes and HTUs was essentially stable with a decrease of 0.1%, reflecting a decline of 2.1% for cigarettes, partly offset by 11.4% growth for HTUs.

However, in certain markets, in-market sales volumes are not measured at the point of distributor sales to the retail trade, as the data is not available. In such cases, shipments serve as the proxy. As a result, shipment volume fluctuations can impact in-market sales volumes and reported market share, which therefore may not be representative of consumer offtake dynamics.

Given the related volatility observed this quarter, we are also providing select metrics based on estimated in-market sales volume on an adjusted basis, where available, when there is a significant difference between estimated offtake performance and in-market sales data. The volatility is more pronounced for HTUs, given the relatively small volume base compared to cigarettes in certain markets. Adjusted in-market sales volume and market share exclude the net impact of estimated distributor and wholesaler inventory movements.

In the first quarter, adjusted in-market sales volume for HTUs increased by 16%, further demonstrating continued strong growth momentum for IQOS. The divergence between HTU shipment volume and estimated consumer offtake in the quarter primarily reflected the reversal in several European markets of inventory build-ups at the end of the fourth quarter of 2022 to meet the needs of ILUMA launches, and to create safety stock to mitigate the risk of production and distribution constraints due to energy shortages. In the first quarter, PMI was able to decrease the level of blade HTU inventories in several markets to reduce the risk of obsolete stock (given the rapid transition to ILUMA), and also adjust safety stock levels as the risk of energy shortages receded.

International Share of Cigarette and HTU Market (Excluding China and the United States)

	First-Quarter
	2023	2022	Change (pp)
Total International Market Share (1)	27.4%	27.4%	—
Cigarettes	22.9%	23.3%	(0.4)
HTU	4.5%	4.1%	0.4

Cigarette over Cigarette Market Share (2)	24.3%	24.6%	(0.3)

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$8,019	$7,746	3.5%	2.1%	$273	$(474)	$581	$337	$(41)	$(130)
Cost of Sales (2)	(3,038)	(2,608)	(16.5)%	(11.7)%	(430)	116	(241)	—	(190)	(115)
Marketing, Administration and Research Costs (3)	(2,250)	(1,840)	(22.3)%	(19.7)%	(410)	99	(147)	—	—	(362)
Operating Income	$2,731	$3,298	(17.2)%	(15.2)%	$(567)	$(259)	$193	$337	$(231)	$(607)
(1) Cost/Other variance includes charges in 2023 of $80 million following the termination of a distribution arrangement in the Middle East.
(2) Cost/Other variance includes charges in 2023 of $18 million related to a Swedish Match AB acquisition accounting related item, partially offset by charges in 2022 of $26 million related to the war in Ukraine. For more details, see Note 2. Acquisitions and Note 3. War in Ukraine.
(3) Cost/Other variance includes charges in 2023 of $109 million related to asset impairment and exit costs, partly offset by charges in 2022 of $16 million related to the war in Ukraine. For more details, see Note 3. War in Ukraine and Note 17. Asset Impairment and Exit Costs.

During the quarter, net revenues, excluding currency and acquisitions, increased by 2.1%, mainly reflecting a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing. Volume/mix was slightly unfavorable, with lower cigarette volume and unfavorable smoke-free product mix largely offset by higher HTU and device volume, as well as favorable cigarette mix. The 2023 net revenues included a charge of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Cost/Other".

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Euro, Indonesian rupiah and Japanese yen, partly offset by the Russian ruble.

Net revenues include $2.8 billion in 2023 and $2.4 billion in 2022 related to the of smoke-free products.

Operating income decreased by 17.2%. Operating income, excluding currency and acquisitions, decreased by 15.2%, primarily reflecting: the impact of 2023 asset impairment and exit costs of $109 million and the termination of a distribution arrangement in the Middle East of $80 million, partly offset by the 2022 charges of $42 million related to the war in Ukraine. In addition to these items, operating income was also negatively impacted by: higher marketing, administration and research costs (primarily due to inflationary impacts and lower commercial investments in the prior period); unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable HTU mix, partly offset by higher HTU volume; and higher manufacturing costs (primarily due to inflationary impacts and higher logistics costs, partly offset by productivity); partially offset by the favorable pricing variance.

As smoke-free products continue to grow as a proportion of our business, a temporary dilutive margin impact is likely to continue, due to the transitory impacts associated with the IQOS ILUMA roll-out, including the margin impact of accelerated device replacements and higher initial costs of devices and consumables.

Like many other global companies, we are facing continued global inflationary pressures, primarily impacting cost of sales for the combustible tobacco business (notably related to leaf, acetate tow and energy prices) and overall inflationary impacts on marketing, administration and research costs. We expect these inflationary pressures to continue.

Interest expense, net, of $230 million increased by $76 million or 49.4%, primarily due to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Our effective tax rate decreased by 2.4 percentage points to 17.3%. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $2.0 billion decreased by $336 million or 14.4%. This decrease was due primarily to lower operating income as discussed above, partly offset by a lower effective tax rate. Basic EPS and diluted EPS of $1.28 decreased by 14.7%. Excluding an unfavorable currency impact of $0.13, diluted EPS decreased by 6.0%.

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

Much of the regulation that shapes the business environment in which we operate is driven by the World Health Organization's (the "WHO") Framework Convention on Tobacco Control (the "FCTC"), which entered into force in 2005. The main objective of the FCTC is to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 182 countries and the European Union ("EU") are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty.

In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on heated tobacco products. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit heated tobacco products, as appropriate under their national laws.

Prior to the Ninth Session of the CoP ("CoP 9") to the FCTC, which took place in November 2021, the WHO and the WHO FCTC Secretariat published two reports on novel and emerging tobacco products. The reports were noted by CoP 9 and related substantive discussions and decisions were deferred to CoP 10, currently scheduled for 2023. It is not possible to predict whether or to what extent measures recommended by the WHO's reports will be implemented as the reports are not binding to the WHO Member States.

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

World Customs Organization Developments: In 2020, the World Customs Organization (the “WCO”) amended the harmonized system nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments became effective as of January 1, 2022. These amendments are not expected to significantly impact current customs duty rates. As of December 2022, and out of 160 contracting parties to the WCO’s Harmonized System Convention, 94 contracting parties, including the EU and the U.S., have notified the WCO that they have implemented the 2022 edition of the Harmonized System, creating new dedicated customs codes for novel tobacco and nicotine products.

EU Tobacco Products Directive ("TPD"): In April 2014, the EU adopted a significantly revised TPD, which entered into force in May 2016. All member states have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

In May 2021, the European Commission published its first report on the application of the TPD. The report identifies significant progress made due to the implementation of the TPD and where there is still room for improvement. Most notably, it finds that the EU legislation has enhanced tobacco control, which contributed to protecting the health of EU citizens by providing Member States with strong rules to address the use of tobacco products in the EU. The TPD reportedly achieved the 2% reduction target of the impact assessment with decreased smoking prevalence among youth. The report also concludes that there is scope for improvement in certain areas, such as enforcement at national level, assessment of ingredients, and a better consideration for novel and emerging products.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, on November 23, 2022, the EU Commission published a delegated directive that will eliminate this exemption. All EU Member States are required to apply the delegated directive as of October 23, 2023, and ban the use of characterizing flavors in heated tobacco products in the EU, impacting a significant proportion of our RRP products currently sold in the EU. While we cannot predict the ultimate impact on our business from this ban, consumer switching to non-flavored products was high in reaction to past bans on flavors in other categories and markets. We therefore believe any impact will be manageable, with consumers switching to non-flavored products partially mitigating the effect of the ban. We will continue to actively monitor relevant developments in the EU market. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

On December 13, 2022, the New Zealand parliament passed a bill introducing regulatory measures restricting the sale and supply of smoked tobacco products, including reducing the number of retail outlets licensed to sell smoked tobacco products, imposing a maximum limit of nicotine content for smoked tobacco products and prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures are limited to smoked tobacco products and do not apply to heated tobacco products and e-cigarettes. In Mexico, a new law came into force on December 12, 2022, prohibiting imports and exports of certain nicotine and non-nicotine delivery and consumption systems, as well as the consumables used in those systems, including much of our RRP portfolio.

On December 16, 2022, the Mexican Federal Government enacted an implementation regulation for the tobacco control law, which includes (i) a point of sale display ban of tobacco products; (ii) restrictions on where tobacco products can be consumed, and (iii) prohibition to communicate corporate social responsibility programs funded by the tobacco industry.

On March 27, 2023, the Argentinian Ministry of Health, through publication of Resolution 565/2023 in the Official Gazette, prohibited the import, distribution, commercialization and advertising of heated tobacco products, including related devices. The resolution entered into force on March 28, 2023. The country had previously banned the use of electronic cigarettes in 2011.

On February 15, 2023, a bill amending the Tobacco Hazards Prevention and Control Act was adopted in Taiwan and entered into force in March 22, 2023. It regulates heated tobacco products but bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are neither cigarettes, cut tobacco, cigars, snuff nor chewing tobacco, have to undergo a health risk assessment as part of an authorization system. The Taiwanese central health authority has announced on March 22, 2023 that heated tobacco products are designated tobacco products.

On January 1, 2023, a law regulating the marketing of nicotine pouches went into effect in Slovakia. The regulatory framework contains a minimum purchase legal age (18 years), a nicotine limit, and a labelling requirement. On December 6, 2022, the Dutch Government published a draft bill to ban the placing on the market of nicotine pouches in the Netherlands. On December 16, 2022, a notification period to the EU Commission expired for a Belgian Royal Decree to ban nicotine pouches. Based on this decree, the Belgian Government could ban the placing on the market of nicotine pouches in Belgium.

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

In some countries, including in the EU, cigarettes are subject to testing, disclosure and mandatory emissions limits for tar, nicotine, carbon monoxide and other smoke constituents. In the Netherlands, several public health organizations have requested that the Dutch enforcement body enforce the requirements for maximum tar, nicotine, and carbon monoxide ("TNCO") emissions levels for cigarettes using a test method other than the method currently set forth in the EU TPD and transposed into national legislation. This request followed publication of a report by the Dutch State Institute for Public Health & Environment, which found that all cigarette brands sold in the Netherlands exceeded the maximum TNCO levels when measured under an alternative method. The Dutch enforcement body declined the request, and the applicants have challenged such decision in pending legal proceedings in the Netherlands. While we are not parties to the proceeding and cannot predict the outcome, a decision to enforce the existing TNCO ceilings in the Netherlands using the alternative test method could impact a significant portion of the manufactured cigarettes available on the market in the Netherlands and could lead to similar actions in other EU countries.

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 12% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the EU accounted for approximately 8% of total cigarette consumption in 2022.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 66 Parties, including the EU, have ratified it. The Protocol came into force in September 2018. Since then, implementation in national legislations have been ongoing. In November 2021, the second Meeting of the Parties to the Protocol decided, among others, to focus on the implementation of a framework for global information sharing to combat illicit tobacco trade and enable the parties to exchange products' tracking and tracing information in a secure manner. We welcome this decision and expect that other countries will ratify the Protocol.

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

In May 2016, PMI launched PMI IMPACT, a global initiative that supports third-party projects dedicated to fighting illegal trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts in the fields of law, anti-corruption and law enforcement responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. The third funding round is ongoing.

Reduced-Risk Products (RRPs)

Our Approach to RRPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harms of smoking is to never start or to quit. Nevertheless, it is predicted that by 2025, the number of smokers will remain largely unchanged from the current estimate of 1.1 billion, despite the considerable efforts to discourage smoking.

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, RRPs do not burn tobacco and therefore contain significantly lower levels of harmful and potentially harmful constituents ("HPHCs") than found in cigarette smoke.

For adult smokers who would otherwise continue to smoke cigarettes, we believe that RRPs, while not risk-free, offer a much better choice. Accordingly, our key strategic priorities are to: (i) develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and (ii) educate and encourage current adult smokers who would otherwise continue to smoke cigarettes to switch to those products.

We recognize that this transformation from cigarettes to RRPs will take time and that the speed of transformation will depend in part upon factors beyond our control, such as the willingness of governments, regulators and other policy groups to embrace RRPs, as a desired alternative to continued cigarette smoking. As a leading international cigarette manufacturer, we will continue to accelerate this transformation by using our extensive commercial and distribution infrastructure as an effective platform for the commercialization of our RRPs and communication with adult smokers and trade partners about the benefits of switching to our RRPs. For as long as a significant number of adult smokers continue to smoke cigarettes, responsible leadership of the category is critical. We aim to maintain our competitive position in the cigarette market through selective investment.

While seeking to remain competitive in the cigarette market, we are judiciously reallocating resources from cigarettes to RRPs and are streamlining our cigarette portfolio.

We have a range of RRPs in various stages of development, scientific assessment and commercialization. We conduct rigorous scientific assessments of our RRP platforms to substantiate that they reduce exposure to HPHCs and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued smoking. We draw upon a team of expert scientists and engineers from a broad spectrum of scientific disciplines and our extensive learnings of adult consumer preferences to further develop and assess our RRPs. Our efforts are guided by the following key objectives:

•to develop RRPs that adult smokers who would otherwise continue to smoke cigarettes find to be satisfying alternatives to smoking;
•for those adult smokers, our goal is to offer RRPs with a scientifically substantiated risk-reduction profile that approaches as closely as possible the risk-reduction profile associated with smoking cessation;
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

Our RRP Platforms: Our product development is based on the elimination of combustion via tobacco heating and other innovative systems, which we believe are the most promising path to providing a better consumer choice for those who would otherwise continue to smoke cigarettes. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences and achieve population harm reduction.

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

    Platform 3 is a product using nicotine salt that is composed of two parts: a consumable that contains a highly soluble encapsulated nicotine powder and a non-electric device that activates it. Once a consumable is inserted into the mechanical device, the nicotine powder is aerosolized upon inhalation. The results of our pharmacodynamic study related to this version indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. We are working on product modifications to enable switching by those adult smokers who are looking for better alternatives to cigarettes.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a tobacco-free liquid solution. We developed a new e-liquid for our e-vapor products to deliver real tobacco taste satisfaction. Using patented technology, flavors and nicotine are extracted directly from the tobacco leaves and captured in a tobacco-free liquid solution, without having to add flavoring ingredients.

In the first quarter of 2023, we initiated a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. As a result, PMI recorded pre-tax asset impairment and exit costs of $109 million. We intend to focus on commercializing these products in select markets, with an emphasis on profitability.

We also entered into a licensing agreement with Kaival Brands International, LLC, in June 2022 to distribute an e-vapor product, known in the U.S. as the BIDI® Stick. The agreement grants PMI certain intellectual property rights relating to the premium e-vapor devices and, potentially, other newly developed devices, to permit PMI to manufacture, promote, sell, and distribute the e-vapor device and, to the extent included, other newly developed devices in international markets outside of the U.S.

Platform 5 covers Snus and Modern Oral Nicotine Pouches. Snus refers to dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose, moist loose tobacco which is put in the mouth between the lower or upper lip and gum, and Snus pouches which contain ground tobacco, water, salt and flavors. Modern Oral Nicotine Pouches consist of white pre-conditioned pouches containing nicotine derived from tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. At the end of the use, the user can dispose of the pouch. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. They contain primarily nicotine, flavors, and cellulose substrate. The nicotine used in the pouches is of pharmaceutical-grade like the nicotine used in medicinal products, such as gums and inhalers, while the flavors are approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards. In 2021, PMI acquired AG Snus Aktieselskab ("AG Snus"), a as well as Fertin Pharma A/S, two companies manufacturing and/or marketing nicotine pouches. In 2022, we significantly expanded our Platform 5 products portfolio with the acquisition of Swedish Match. The acquisition also represents an expansion of our RRP presence in the United States market, where Swedish Match's ZYN brand is the leading nicotine pouch franchise.

We aim to expand our brand portfolio and market positions with additional RRPs. In addition, we continue to use our expertise, technology and capabilities to explore new growth opportunities beyond our current business, including products that do not contain nicotine or tobacco.

Commercialization of RRPs: We are developing a multiplatform approach and tailoring our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our Platform 1 products, our initial market introductions typically entail one-to-one consumer engagement (in person or by digital means) and device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. During the COVID-19 pandemic, we accelerated our investments in, and pivot to, digital consumer engagement.

As of March 31, 2023, PMI's smoke-free products were available for sale in 78 markets.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

Data shows that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our RRP portfolio in “Cautionary Factors That May Affect Future Results”.

We discuss product warranties in more detail in Note 16. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., to end the companies' commercial relationship covering Platform 1 in the U.S. as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize Platform 1 in the U.S.- the world’s largest smoke-free market, effective May 1, 2024. This agreement provides a clear path to expanding Platform 1's international success in a market where approximately 31 million adults continue to smoke.

Our commercialization efforts for the other PMI-developed RRP platforms are as follows:

•In late 2022, we began commercializing our BONDS product in the Philippines and Colombia.

•Since August 2020, we have launched our Platform 4 premium vaping product (branded IQOS VEEV or VEEV) in New Zealand, Czech Republic, Finland, Croatia, Ukraine, Canada, Australia, Corsica, Greece, France, Slovakia and Serbia.

•Since June 2022, we have launched our disposable vaping product VEEBA in Canada, the UK, Ukraine, Serbia, Romania, Czech Republic, Slovakia and France.

•We launched a Platform 5 product, which currently has a presence in ten markets, including Scandinavian markets. The product is a reformulated version of the already commercialized nicotine pouches bearing the Shiro brand by our affiliate AG Snus.

Additionally, following PMI's acquisition of Swedish Match, PMI now has access to a strong portfolio of Swedish Match brands in both the Snus and nicotine pouch categories. Swedish Match nicotine pouches are currently available in more than 20 markets.

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

Some governments have banned, or are seeking to ban or severely restrict, emerging tobacco and nicotine-containing products, such as our RRPs, and communication of truthful and non-misleading information about such products.

These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better consumer choice than continuing to smoke cigarettes. Since the COVID-19 pandemic, some governments have been and may continue to be temporarily unable to focus on the development of science-based regulatory frameworks for the development and commercialization of RRPs or on the enforcement or implementation of regulations that are significant to our business.

We oppose blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued cigarette smoking. By contrast, we support regulation that sets clear standards for all RRP categories and propels innovation to benefit adult smokers who would otherwise continue to smoke cigarettes.

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

On July 7, 2020, the FDA determined that the available scientific evidence demonstrates that the issuance of an exposure modification order would be appropriate for the promotion of public health and authorized the marketing of a version of our Platform 1 product, namely IQOS 2.4 and three related consumables, as a "Modified Risk Tobacco Product" ("MRTP"). The FDA authorized the marketing of this product in the U.S. with the following information:

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

The FDA may issue two types of MRTP orders: a “risk modification” order or an “exposure modification” order. We had requested both types of orders for IQOS 2.4 and an initial selection of 3 consumables' variants. After review, the FDA determined that the evidence did not support issuing a "risk modification" order at this time but that it did support issuing an "exposure modification" order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole. We also received an exposure modification order for IQOS 3. We look forward to working with the FDA to provide any additional information they may require to market Platform 1 products with reduced risk claims.

The FDA’s PMTA and MRTP orders do not mean that the agency “approved” our Platform 1 product. These authorizations are subject to strict marketing, reporting and other requirements, and are not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation. The FDA will monitor the marketing of the product.

On March 18, 2021, we submitted to the FDA a supplemental MRTPA ("sMRTPA") for IQOS 3 requesting authorization to market this version of the device as a MRTP with reduced exposure information like IQOS 2.4. In June 2021, the FDA formally accepted and filed our sMRTPA for substantive scientific review, following a period for the public to provide comments on our application. The FDA authorized our sMRTPA for IQOS 3 by issuing a Modified Risk Granted Order – Exposure Modification on March 11, 2022.

On April 29, 2022, we submitted the Annual Report for the IQOS Tobacco Heating System ("THS") to the FDA. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2021 and February 28, 2022. 226 publications were identified, of which 132 were in English and contained original research or data on Heated Tobacco Products ("HTPs") (27 from PMI or other tobacco manufacturers and 105 from independent researchers). The report concludes that, although the scientific evidence continues to develop and evolve, the extensive data reviewed confirms that while HTPs are not risk-free, the risks of HTPs are significantly reduced for both users and non-users against the well-proven risks of continued cigarette smoking, and therefore continues to support the APPH status of IQOS THS.

On January 26, 2023, the FDA authorized the marketing of two new tobacco-flavored consumables (Marlboro Sienna HeatSticks and Marlboro Bronze HeatSticks) and a modified version of the authorized Marlboro Amber HeatSticks. These products are line extensions and/or modified versions of the tobacco-flavored consumables for which the FDA had previously issued a marketing granted order. In its assessment, the FDA determined that the three variants of HeatSticks were comparable to the previously authorized tobacco-flavored consumables.

Some states and municipalities in the U.S. have introduced severe restrictions for the sale of certain e-cigarettes and tobacco products, including those authorized by the FDA. We believe that such restrictions on FDA-authorized products will not advance public health and will unreasonably limit adult consumer access to products that are shown to be a better alternative to continued cigarette smoking.

In March 2020, the FDA issued a final rule to require new text and graphic health warnings on cigarette packs and advertisements. HTPs are technically covered by this rule, however the FDA stated that it would make product-specific decisions about health warnings when issuing or revising individual product or marketing orders. This approach would be consistent with the original marketing order granted for Heatsticks where the FDA required Philip Morris Products S.A. to remove the Surgeon General’s health warning for carbon monoxide from its packaging and advertising, and to use a nicotine addiction health warning instead. Philip Morris Products S.A. is committed to providing adult consumers with complete, accurate, and non-misleading information about possible health risks associated with its products. We have shared our views with the FDA on the application of the new warnings to our HTPs. The final rule is the subject of litigation in the U.S. and was vacated nationwide by a federal court in November 2022. Philip Morris Products S.A. is not a party to this litigation.

On March 8, 2023, the FDA proposed new requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of their products. The FDA stated that these proposed requirements would help protect public health by, among other things, minimizing or preventing contamination and limiting additional risks by ensuring product consistency. The FDA held a public hearing on April 12, 2023, to gather additional comments from stakeholders, including the industry, the scientific community, advocacy groups, and the public. The proposed rule has also been made available for public comment for 180 days. The FDA will review all comments as part of the rulemaking process for this rule. PMI welcomes the FDA’s rule under section 906(e) of the FD&C Act and plans to share its views with the FDA on this important foundational rule.

FDA actions may influence the regulatory approach of other governments and regulatory agencies.

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Bahrain, Egypt, Jordan, Saudi Arabia, Tajikistan, Tunisia, the UAE and Uzbekistan, and voluntary in Armenia, Colombia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, the Philippines, Russia, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-vapor products (e-cigarettes) national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Bahrain, China, Egypt, Jordan, New Zealand, United Arab Emirates, and Saudi Arabia, and voluntary in Costa Rica, France, Kazakhstan, the Philippines, Russia, the U.K. and Ukraine.

Currently, industry standards setting minimum quality and safety requirements for tobacco-free oral nicotine products (nicotine pouches) have been adopted in the U.K. and Sweden. Both standards are voluntary.

We expect other governments to consider similar product standards for all novel tobacco and nicotine-containing products and encourage making them mandatory.

All EU member states have transposed the EU TPD, including the provisions on novel tobacco products, such as heated tobacco units, and e-cigarettes. Most of the EU member states require a notification submitted six months before the intended placing on the market of such products, while some require pre-market authorizations for the introduction of such products. To date, we have filed a comprehensive dossier summarizing our scientific assessment of our Platform 1 product in over 20 member states.

On March 23, 2023, the Greek Ministry of Health ("MoH") authorized a claim for IQOS with HEETS AMBER to inform Greek IQOS users about reduction in emissions of toxicants when using such product compared to cigarette smoking. The decision authorized the following claim: “The concentration of chemical substances with recognized toxicity produced when using IQOS with HEETS AMBER tobacco sticks is lower compared to conventional smoking. A reduction in the concentration of chemical substances with recognized toxicity does not mean a corresponding reduction in risk for health. The aerosol of this tobacco product contains nicotine and other hazardous chemicals. This tobacco product harms your health and is addictive. The best choice is to quit tobacco and nicotine use altogether.” With this authorization, Greece is the second country officially recognizing the reduction in level of toxicants in the IQOS aerosol compared to cigarette smoke.

On September 12, 2022, Norway rejected a submission for authorization of HEETS as a novel tobacco product. Norway partially transposed the EU TPD under the European Free Trade Association agreement and introduced an authorization system for novel tobacco products following Article 19 of TPD. To date, Norway has not granted authorization of any novel tobacco product, and e-cigarettes and tobacco free nicotine pouches have not been granted access, either.

In addition, in April 2018, we submitted an application in Italy for HEETS, used with the IQOS device, requesting regulatory recognition of the reduction of toxic substances and potential risk reduction resulting from switching to this product compared to continued cigarette smoking. In January 2019, our application was not granted primarily on the grounds of insufficient data and questions of methodology.  Due to the constraints of the review process, we were unable to supplement the application with all the data filed with the FDA and to address methodological questions during the review. We plan to submit a new application wherein we will clarify the concerns raised by the January 2019 decision and further strengthen our application by submitting additional evidence generated since our initial application, consistent with our FDA filings. We are confident that our evidence supports our new application.

On October 31, 2019, our Australian subsidiary, Philip Morris Limited (“PML”), submitted an application to the Scheduling Committee of the Therapeutic Goods Administration of Australia (“TGA”) seeking to exempt HTPs from being prohibited in Australia. In August 2020, the TGA issued its decision denying the application and stating that the application did not present compelling evidence to establish a public health benefit from greater access to nicotine in HTPs.

To date, several governmental agencies have published their scientific findings that analyze the harm-reduction potential of certain RRPs versus continuing to smoke cigarettes, including:

In December 2017, at the request of the U.K. Department of Health and Public Health England, the U.K. Committee on Toxicity published its assessment of the risk of heat-not-burn products relative to cigarette smoking. This assessment included analysis of scientific data for two heat-not-burn products, one of which was our Platform 1 product. The assessment concluded that, while still harmful to health, compared with the known risks from cigarettes, heat-not-burn products are probably less harmful. Subsequently, in February 2018, Public Health England published a report stating that the available evidence suggests that heat-not-burn products may be considerably less harmful than cigarettes but more harmful than e-cigarettes.

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

In May 2018, the Dutch National Institute for Public Health and Environment (“RIVM”) published a factsheet on novel tobacco products that heat rather than burn tobacco, focusing on our Platform 1 product. RIVM analyzed the aerosol generated by our Platform 1 product and concluded that the use of this product, while still harmful to health, is probably less harmful than continuing to smoke cigarettes.

In June 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was our Platform 1 product. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes. In October 2018, our Korean subsidiary filed a request with a local court seeking information underlying KFDA’s analysis, conclusions and public statements. In May 2020, the court ordered KFDA to produce certain records. Subsequent to that decision, and after exchanges between the parties, the case was closed.

In August 2018, the Science & Technology Committee of the U.K. House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who do not accept e-cigarettes, heat-not-burn products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two. The U.K. Committee on Advertising Practice announced the removal of a prohibition of health claims in the advertising of e-cigarettes in the U.K., effective November 2018.

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

In January 2019, scientific media published the results of the study of the China National Tobacco Quality Supervision and Test Centre (“CNTQST”) comparing the aerosol generated by our Platform 1 product with cigarette smoke. The CNTQST found that the former contained fewer, and lower levels of, harmful constituents than the latter and concluded that the lower temperature of heating tobacco in our Platform 1 product contributed to the difference. The CNTQST stated that the reduction in emissions of harmful constituents cannot be interpreted as a harm/risk reduction for cigarette smokers in the same proportion.

In April 2020, the Superior Health Council of Belgium (“SHC”) published results of its inquiry into heat-not-burn products. The SHC concluded that heat-not-burn products, while not safe, have a more favorable toxicity profile than cigarettes. However, in light of the uncertainty of such products’ short and long-term impacts, the toxic effects of the dual use with cigarettes, and the existence of approved smoking cessation tools, the SHC recommended that current regulations for cigarettes should apply to heat-not-burn products.

In June 2022, the SHC published new advice on e-cigarettes in which they confirm that e-cigarettes are substantially less harmful than smoking cigarettes and, therefore, a better alternative for smokers. The SHC underlines that the vast majority of the risks of tobacco smoking are not caused by nicotine, but by the harmful substances that are released by the combustion of tobacco. Based on the cited science, the SHC calls for legislation that makes a clear distinction between cigarettes and e-cigarettes by focusing on better informing smokers about the benefits of the lower-risk (but not risk-free) alternative, as well as on protecting non-smokers and young people.

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

To date, we have been largely successful in demonstrating to regulators that our heated tobacco units are not cigarettes due to the absence of combustion, and as such, they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Although we believe that this is sensible from the public health perspective, we cannot guarantee that regulators will continue this approach.

There can be no assurance that we will succeed in our efforts to replace cigarettes with RRPs or that regulation will allow us to commercialize RRPs in all markets, to communicate about our RRPs, including making scientifically substantiated risk-reduction claims, or to treat RRPs differently from cigarettes.

Legal Challenges to RRPs: We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate with the public. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets.

In April 2020, affiliates of British American Tobacco plc ("BAT") filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). On September 29, 2021, the ITC issued its Final Determination ("FD"), Limited Exclusion Order ("LEO") and Cease and Desist Order ("CDO"). The ITC upheld the finding of infringement in the FD and found a subsequent violation. The ITC issued a LEO against Philip Morris Products S.A., prohibiting the importation of infringing tobacco heating articles and components thereof, and CDOs against Altria Client Services, LLC, and certain its affiliates, which went into effect at the end of the 60-day Presidential review period on November 28, 2021. We have appealed the patent issues. Furthermore, lawsuits based on the same patent families have been repeatedly and universally rejected in European courts and the European Patent Office. The decision has no bearing outside the United States. For further details, see Note 10. Contingencies to our condensed consolidated financial statements.

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones in order to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria to terminate the companies' commercial relationship covering IQOS in the U.S., as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S. For more details, see Note 2. Acquisitions and Note 10. Contingencies to our condensed consolidated financial statements.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Russia, South Korea and Thailand in Note 10. Contingencies to our condensed consolidated financial statements.

In November 2010, a World Trade Organization ("WTO") panel issued its decision in a dispute between the Philippines and Thailand, concerning a series of Thai customs and tax measures affecting cigarettes imported by Philip Morris (Thailand) Limited ("PM Thailand") into Thailand (see Note 10. Contingencies for additional information). The decision concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Thai government, and created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed to fully comply with the decision, but the Philippines asserts that to date, Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues and the countries have since agreed to seek the establishment of a bilateral consultative mechanism, with the goal of reaching a comprehensive settlement of their dispute, consistent with their rights and obligations under the WTO Agreement, as well as the recommendations and rulings of the WTO Dispute Settlement Body.

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. BAT has filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees and seeking EUR 50 million in damages. The court admitted the claim as a matter of course and issued summons for PM Italia to appear as civil party in the case. The next trial hearing is scheduled for May 19, 2023. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

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

We are subject to various trade restrictions imposed by the U.S., the EU, Switzerland, the U.K., and other jurisdictions in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control and the U.S. Department of State. It is our policy to comply fully with these Trade Sanctions.

Pursuant to specific exemptions or licenses, or where sanctions do not apply to our business, PMI may make sales in countries subject to Trade Sanctions.

We do not do business or sell products in Iran, North Korea or Syria.

We sell cigarettes in Cuba under a distribution agreement. These sales are permitted by U.S. law under a License Exception for Agricultural Commodities, issued by the U.S. Department of Commerce (Bureau of Industry and Security), and specifically granted to our distributor.

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

On June 24, 2021, the EU introduced sanctions regarding Belarus aimed at specific sectors of the Belarus economy, including the tobacco sector. Subsequently, seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. Switzerland and the U.K. have also imposed sanctions similar in scope to the EU sanctions.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the UK, Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls regarding Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The EU and Switzerland introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia as well as related technical assistance and other related services. The EU and Switzerland prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. In addition, the EU, the UK, Switzerland, Canada, Australia, New Zealand and Ukraine sanctioned Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

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

Segment Operating Results – Three Months Ended March 31, 2023

The following discussion compares operating results within each of our segments for the three months ended March 31, 2023, with the three months ended March 31, 2022.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

Europe:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,910	$3,224	(9.7)%	(3.6)%	$(314)	$(197)	$—	$28	$(145)	$—
Operating Income	$1,175	$1,558	(24.6)%	(18.7)%	$(383)	$(91)	$—	$28	$(180)	$(140)

During the quarter, net revenues, excluding currency and acquisitions, decreased by 3.6%, reflecting: unfavorable volume/mix,

mainly due to lower cigarette and HTU volume (with the latter primarily reflecting the adverse net impact of estimated wholesaler and distributor HTU inventory movements in Germany and Italy, respectively). Pricing variance was slightly favorable, mainly driven by higher combustible tobacco pricing, notably offset by lower HTU (net) pricing (primarily related to Germany due to supplemental excise tax surcharge discussed below).

The pricing variance for the full year 2022 and the first quarter of 2023 was negatively impacted by the supplemental excise tax surcharge on heated tobacco units in Germany, which went into effect in 2022. We expect this negative impact to continue. The legality of the surcharge is currently being assessed in court and the obligation to pay the surcharge is temporarily suspended. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results. The accrued liability balance will continue to increase with the continuation of the HTU selling activities and in the case of an unfavorable ruling would negatively impact PMI’s future cash provided by operating activities. The favorable ruling would positively impact future PMI’s operating results.

Operating income, excluding currency and acquisitions, decreased by 18.7%, primarily reflecting: unfavorable volume/mix, mainly due to the same factors as for net revenues; higher marketing, administration and research costs (primarily due to inflationary impacts and lower commercial investments in the prior period); higher manufacturing costs (primarily due to inflationary impacts and higher logistics costs).

Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the first quarter, the estimated total market for cigarettes and HTUs in the Region increased by 0.6% to 125.4 billion units, reflecting a 13.8% increase for HTUs, partly offset by a 0.7% decline for cigarettes. The increase in the estimated total market was notably driven by Italy (up by 2.7%) and Poland (up by 5.6%), partly offset by France (down by 3.9%) and Germany (down by 1.4%).

Europe Key Data	First-Quarter
			Change
	2023	2022	% / pp
PMI Market Share
Cigarettes	30.2%	32.0%	(1.8)
Heated Tobacco Units	8.9%	8.0%	0.9
Total Europe	39.1%	40.0%	(0.9)

In the first quarter, our total cigarette and HTU shipment volume in the Region decreased by 3.6% to 49.3 billion units, mainly due to Germany (down by 11.0%, or by 1.8% excluding the net unfavorable impact of estimated wholesaler inventory movements), Italy (down by 8.7%; or up by 2.2% excluding the net unfavorable impact of estimated distributor inventory movements) and Ukraine (down by 26.7%), partly offset by Poland (up by 15.7%).

Our estimated HTU adjusted in-market sales volume in the Region increased by approximately 24% in the quarter, reflecting the strong continued growth momentum for IQOS, including in Germany and Italy, with growth of approximately 32% and 21%, respectively.

Our HTU share of the total cigarette and HTU market in the Region increased by 0.9 points, despite the adverse impact of estimated wholesaler inventory movements. Excluding such movements, notably in Germany, our adjusted HTU share in the Region increased by 1.7 points. On the same basis, adjusted HTU share for Germany reached 5.3%, an increase of 1.4 points versus the first quarter of 2022 and 0.6 points sequentially versus the fourth quarter.

SSEA, CIS & MEA:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,477	$2,445	1.3%	5.8%	$32	$(111)	$—	$233	$36	$(126)
Operating Income	$712	$965	(26.2)%	(21.7)%	$(253)	$(44)	$—	$233	$(79)	$(363)
During the quarter, net revenues, excluding currency and acquisitions, increased by 5.8%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing, with HTU pricing also higher; and favorable volume/mix, primarily driven by favorable cigarette mix and higher smoke-free product volume (HTUs and devices), partly offset by lower cigarette volume; These increases were partially offset by the 2023 termination of a distribution arrangement in the Middle East of $80 million (recognized as a reduction in net revenues) and lower fees for certain distribution rights billed to customers in certain markets, both included in "Cost/Other" in the table above.

Operating income, excluding currency and acquisitions, decreased by 21.7%, primarily reflecting: the termination of a distribution arrangement, as noted for net revenues, charges in 2023 related to asset impairment and exit costs, higher marketing, administration and research costs; unfavorable volume/mix, mainly due to lower cigarette volume; higher manufacturing costs (primarily due to inflationary impacts); and the impact of lower fees for certain distribution rights billed to customers in certain markets, as noted for net revenues; partly offset by the favorable pricing variance.

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries

In the first quarter, the estimated total market for cigarettes and HTUs in the Region decreased, reflecting a decline for cigarettes, partly offset by an increase for HTUs. The decrease in the estimated total market was mainly due to Indonesia (down by 6.5%), Pakistan (down by 34.0%) and the Philippines (down by 27.5%), partly offset by Bangladesh (up by 19.5%), India (up by 10.7%) and Turkey (up by 9.5%).

In the first quarter, our total cigarette and HTU shipment volume in the Region decreased by 1.5% to 82.0 billion units, mainly due to Indonesia (down by 5.8%), Pakistan (down by 43.8%) and the Philippines (down by 31.1%), partly offset by Algeria (up by 72.8%) and Turkey (up by 16.4%).

EA, AU & PMI DF:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,520	$ 1,587	(4.2)%	6.5%	$(67)	$(170)	$—	$14	$89	$—
Operating Income	$ 623	$ 685	(9.1)%	7.7%	$(62)	$(115)	$—	$14	$45	$(6)

During the quarter, net revenues, excluding currency and acquisitions, increased by 6.5%, reflecting favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable smoke-free product mix (for HTUs and devices). Pricing variance was slightly favorable, driven by higher cigarette and device pricing largely offset by lower HTU (net) pricing (primarily related to Japan).

Operating income, excluding currency and acquisitions, increased by 7.7%, mainly reflecting favorable volume/mix, primarily driven by the same factors as for net revenues, and lower manufacturing costs (primarily supply chain costs), partly offset by charges in 2023 related to asset impairment and exit costs.

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries

In the first quarter, the estimated total market for cigarettes and HTUs in the Region, excluding China, increased, reflecting growth for both HTUs and cigarettes. The increase in the estimated total market was mainly driven by Japan (up by 2.7%) and International Duty Free (up by 51.1%).
Our total cigarette and HTU shipment volume in the Region increased by 4.5% to 24.9 billion units, mainly due to Japan (up by 3.8%) and International Duty Free (up by 24.6%).

Excluding the net unfavorable impact of estimated distributor inventory movements (notably due to cigarettes in Japan), our total in-market sales for cigarettes and HTUs increased by 9.0%.

Americas:

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$445	$424	5.0%	2.8%	$21	$9	$—	$37	$(21)	$(4)
Operating Income	$66	$121	(45.5)%	(37.2)%	$(55)	$(10)	$—	$37	$(17)	$(65)

During the quarter, net revenues, excluding currency and acquisitions, increased by 2.8%, primarily reflecting a favorable pricing variance, driven by higher combustible tobacco pricing, partly offset by unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable cigarette mix.

Operating income, excluding currency and acquisitions, decreased by 37.2%, mainly reflecting: higher marketing, administration and research costs (including incremental investments in the U.S. in preparation for smoke-free product commercialization); unfavorable volume/mix, mainly due to the same factors as for net revenues; and higher manufacturing costs; partly offset by the favorable pricing variance.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the first quarter, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., increased, primarily reflecting growth for cigarettes. The increase in the estimated total market was mainly driven by Brazil (up by 15.0%), partly offset by Canada (down by 18.1%) and Mexico (down by 6.9%).
In the first quarter, our total cigarette and HTU shipment volume in the Region increased by 0.7% to 15.0 billion units, mainly driven by Brazil (up by 19.7%), partly offset by Mexico (down by 9.2%).

Swedish Match:

As of November 11, 2022, PMI became the owner of a majority position in Swedish Match and started consolidating Swedish Match operating results. The business operations of our Swedish Match segment are evaluated separately from the geographical segments.

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$581	$—	—%	—%	$581	$—	$581	$—	$—	$—
Operating Income	$193	$—	—%	—%	$193	$—	$193	$—	$—	$—

We recorded net revenues of $581 million in the Swedish Match segment for the quarter, with smoke-free products accounting for over 75% of the segment's total net revenues.

We recorded operating income of $193 million in the first quarter. This included $50 million related to the amortization of acquired intangibles and $18 million of charges related to an acquisition accounting-related item.

Swedish Match - PMI Shipment Volume Commentary

Swedish Match Oral Product Shipment Volume (million cans) (1)	For the Three Months Ended March 31,
Nicotine Pouches	2023	2022	Change
U.S.	73.2	—	—%
Scandinavia	6.6	—	—%
Other	1.0	—	—%
Total Nicotine Pouches	80.8	—	—%
Snus
Scandinavia	50.5	—	—%
Other	2.0	—	—%
Total Snus	52.5	—	—%

Moist Snuff	35.2	—	—%

Other	1.3	—	—%

Total Oral Products	169.8	—	—%
(1) Excluding U.S. chew

Swedish Match Combustible Tobacco Shipment Volume (million units)	For the Three Months Ended March 31,
	2023	2022	Change
Cigars	476.8	—	—%

For comparison purposes, the following commentaries assumed the inclusion of Swedish Match's first quarter 2022 shipment volume prior to our acquisition, thereby providing the comparability of Swedish March's volume performance between periods. Volume comparisons versus Swedish Match's first quarter 2022 results reflect data sourced from company disclosures, available at www.swedishmatch.com/investors.

Swedish Match's total shipment volume for oral products increased by 9.9% versus the company's corresponding shipments of 154.5 million cans in the first quarter of 2022.

Nicotine pouch shipment volume increased by 42.9% compared to first-quarter 2022 Swedish Match nicotine pouch shipment volume of 56.6 million cans, mainly driven by 46.7% growth for ZYN in the U.S., which benefited in part from inventory movements, including in California following the December 2022 flavor ban. In Scandinavia, shipment volume for nicotine pouches grew by 16.0%.

Shipment volume for snus declined by 15.7% compared to first-quarter 2022 Swedish Match snus shipment volume of 62.3 million cans. The decrease was primarily due to Scandinavia, reflecting the impact of excise tax and price increases (including related inventory movements), as well as broader pressures on consumer spending (particularly with respect to Swedish Match's premium snus portfolio).

Swedish Match's moist snuff shipment volume increased by 3.0%, driven by higher market share.

Cigar shipment volume increased by 4.2% compared to first-quarter 2022 Swedish Match cigar shipment volume of 457.4 million units, driven by higher share of market in the natural leaf segment.

For 2023, we currently expect strong full-year performance for Swedish Match’s existing operations, underpinned by strong shipment volume growth for ZYN in the U.S.

Wellness and Healthcare:

The operating results of PMI’s Vectura Fertin Pharma business are reported in the Wellness and Healthcare segment. The business operations of our Wellness and Healthcare segment are evaluated separately from the geographical segments.

Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$86	$66	30.3%	37.9%	$20	$(5)	$—	$25	$—	$—
Operating Income / (Loss)	$(38)	$(31)	(22.6)%	(25.8)%	$(7)	$1	$—	$25	$—	$(33)

During the quarter, net revenues, excluding currency and acquisitions, increased by 37.9%, notably driven by the favorable impact of phasing for select inhalation products, coupled with higher net revenues for smoking cessation products.

The operating loss of $38 million primarily reflected investments in research and development, as well as amortization and impairment of intangibles.

Financial Review

Cash Flow Highlights

	For the Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by (used in) operating activities	$(955)	$1,118
Net cash used in investing activities	(591)	(196)
Net cash provided by (used in) financing activities	864	(701)

Net Cash Provided by (Used in) Operating Activities
During the first quarter of 2023, net cash used in operating activities was $1.0 billion as compared to $1.1 billion of net cash provided by operating activities in the first quarter of 2022. Excluding unfavorable currency movements of $0.2 billion, the unfavorable variance of $1.8 billion was due primarily to higher working capital requirements.

The higher working capital requirements in the first quarter of 2023 as compared with the first quarter of 2022 were primarily due to more cash used in accrued liabilities and other current assets and more cash used for inventory mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and timing of the corresponding excise tax payments, partly offset by more cash provided by accounts receivable mainly reflecting the timing of sales and cash collections, as well as higher usage of our factoring arrangements to sell trade receivables.

For the full year 2023, we currently expect an operating cash flow of $10 billion to $11 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Used in Investing Activities

During the first quarter of 2023, net cash used in investing activities increased by $395 million as compared with the first quarter of 2022. This increase was primarily due to the unfavorable movements of $285 million in cash collateral received from financial institutions primarily to secure derivatives designated as net investment hedges of Euro assets and was principally related to changes in exchange rates between the Euro and the U.S. dollar, as well as an increase in other investments. For further detail on our derivatives designated as net investment hedges and other investments, see Note 7. Financial Instruments.

Capital expenditures of $279 million during the first three months of 2023 increased by $50 million as compared with the first quarter of 2022. The 2023 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2023 to be approximately $1.3 billion, partly reflecting increased investments behind smoke-free product manufacturing capacity, including for ILUMA and Swedish Match's portfolio.

Net Cash Provided by (Used in) Financing Activities

During the first quarter of 2023, net cash provided by financing activities was $864 million as compared to $701 million of net cash used in financing activities in the first quarter of 2022. The favorable variance of $1.6 billion was primarily due to higher net borrowings in 2023 reflecting proceeds from long-term debt issuances in 2023 of $5.2 billion and higher net short-term borrowings (primarily commercial paper), partially offset by repayment on the bridge facility related to the Swedish Match acquisition and higher long-term debt repayments. The variance was also due to a favorable comparison resulting from transactions with noncontrolling interests related to our Turkish affiliates (sale of noncontrolling stakes in 2023 compared to purchase of such stakes in 2022) and the suspension of share repurchases, partially offset by payments to acquire remaining issued and outstanding shares in Swedish Match. For further details on the transactions with noncontrolling interests in our Turkish affiliates and our purchase of remaining Swedish Match shares, see Note 2. Acquisitions.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the full-year 2022, the activities for such reverse repurchase agreements were not material. For the three months ended March 31, 2023, we did not enter into such reverse repurchase agreements.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2023, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Stable

Revolving Credit Facilities

At March 31, 2023, our committed revolving credit facilities were as follows:

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

At March 31, 2023, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, we currently expect to request a further extension of the terms of our $2.5 billion multi-year revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.1 billion at March 31, 2023, and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $708 million at March 31, 2023, and $295 million at December 31, 2022.

Credit Facilities related to the Financing of the Swedish Match Acquisition

In connection with PMI's all-cash recommended public offer to the shareholders of Swedish Match, on May 11, 2022, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. On November 11, 2022, PMI acquired a controlling interest of 85.87% of the total issued shares in Swedish Match and acquired 94.81% of its outstanding shares as of December 31, 2022. In accordance with the Swedish Companies Act, PMI subsequently exercised its right to compulsorily redeem the remaining shares for which acceptances were not received and obtained legal title to 100% of the shares in Swedish Match on February 17, 2023.

PMI borrowed $8.4 billion under the bridge facility by delivering notices of borrowing for advances of $7.9 billion and $0.5 billion on November 7, 2022 and November 10, 2022, respectively. All amounts borrowed under the bridge facility would become due on November 8, 2023 unless prepaid or such maturity date is extended pursuant to the terms of the bridge facility. On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022 and February 17, 2023, PMI repaid $4.0 billion and $4.4 billion, respectively, under the bridge facility. Effective February 20, 2023, the remaining outstanding commitments under the bridge facility were fully canceled and the bridge facility agreement was terminated in accordance with its terms. As of March 31, 2023 and December 31, 2022, the €5.5 billion (approximately $6.0 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 2. Acquisitions.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2023, we had $4.1 billion of commercial paper outstanding. At December 31, 2022, we had $0.9 billion commercial paper outstanding. The average commercial paper balance outstanding during the first three months of 2023 was $3.6 billion. The average commercial paper balance outstanding during 2022 was $3.1 billion.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management, we sell trade receivables to unaffiliated financial institutions. For further details, see Note 15. Sale of Accounts Receivable to our condensed consolidated financial statements.

Supply Chain Financing – We engage with unaffiliated global financial institutions that offer a voluntary supply chain financing program to some of our suppliers. For further details, see Note 19. Supply Chain Financing to our condensed consolidated financial statements.

Debt – Our total debt was $47.1 billion at March 31, 2023 and $43.1 billion at December 31, 2022.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first three months of 2023 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$1,250	4.875%	February 2023	February 2026
U.S. dollar notes	(a)	$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(a)	$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(a)	$1,500	5.375%	February 2023	February 2033
(a) Interest is payable semi-annually, commencing in August 2023

On February 17, 2023, PMI applied a portion of the net proceeds of the debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. The remaining net proceeds of the offering have been or will be used for general corporate purposes.

Guarantees – At March 31, 2023, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for a then equity method investee that was subsequently divested in 2022. For further details, see Note 10. Contingencies to our condensed consolidated financial statements.

Equity and Dividends

We discuss our stock awards as of March 31, 2023 in Note 4. Stock Plans to our condensed consolidated financial statements.

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

On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. Prior to the suspension of the program, we made no share repurchases during the second quarter of 2022. We do not currently anticipate restarting our share repurchase program during 2023.

Dividends paid in the first three months of 2023 were $2.0 billion. During the third quarter of 2022, our Board of Directors approved a 1.6% increase in the quarterly dividend to $1.27 per common share. As a result, the present annualized dividend rate is $5.08 per common share.

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
Our key strategic priorities are to: (i) develop and commercialize products that present less risk of harm to adult smokers who switch to those products versus continued smoking; and (ii) encourage and educate current adult smokers who would otherwise continue to smoke cigarettes to switch to those RRPs. For our efforts to be successful, we must:
•develop RRPs that adult smokers who would otherwise continue to smoke find to be satisfying alternatives to smoking;
•for those adult smokers, our goal is to offer RRPs with a scientifically substantiated risk-reduction profile that approaches as closely as possible the risk-reduction profile associated with smoking cessation;
•substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on scientific evidence of the highest standard that is made available for scrutiny and review by external independent scientists and relevant regulatory bodies; and
•advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including the communication of scientifically substantiated information to enable adult smokers to make better choices.

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

The WHO study group on tobacco product regulation published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the FCTC Secretariat published two reports on novel and emerging tobacco products to the ninth session of the CoP of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to the Tenth Session of the CoP, currently scheduled to take place in the fourth quarter of 2023. It is not possible to predict whether or to what extent measures recommended by the WHO's reports will be implemented as the reports are not binding to the WHO Member States.

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

Moreover, the FDA’s premarket tobacco product and modified risk tobacco product authorizations of two versions of our Platform 1 product are subject to strict marketing, reporting and other requirements. Although we have received these authorizations from the FDA, there is no guarantee that the product will remain authorized for sale in the U.S., or that new versions of the product (Platform 1 or other smoke-free platforms) will receive necessary authorizations, particularly if there is a significant uptake in youth or non-smoker initiation.

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

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes due to the absence of combustion, and as such they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, we are unable to predict whether regulators will be issuing new regulations where RRPs will be equally taxed in line with other tobacco products such as ordinary cigarettes. However, if we cease to be successful in these efforts, RRP unit margins may be materially adversely affected, which in turn may have a material adverse effect on our results of operation.

Consumption of tax-paid cigarettes continues to decline in many of our markets.

This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking and health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in the "Business Environment" section in this Form 10-Q. A continuous decline in the consumption of cigarettes could have a material adverse effect on our revenue and profitability, which in turn may have a material adverse effect on our ability to fund our smoke-free transformation.
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
In addition, increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other combustible tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to cross-border purchases of lower price products, or to illicit products such as contraband, counterfeit and "illicit whites."
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
Our financial results could be materially affected by regulatory initiatives resulting in a significant decrease in demand for our brands. More specifically, requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our RRPs, as well as any significant increase in the cost of complying with new regulatory requirements, could have a material adverse effect on our financial results.

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

As a result of Russia’s invasion of Ukraine, certain taxing jurisdictions, including the U.S., have proposed punitive tax legislation applicable to companies doing business in Russia, which could also have a material adverse impact on our effective tax rate if enacted, thereby reducing our net earnings.

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

The short and long-term implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. The likelihood of retaliatory action by the Russian government against companies, including PMI, as a result of actions and statements made in response to the Russian invasion, including the possibility of legal action against us or our employees or nationalization of foreign businesses or assets, including cash reserves held in Russia and intangible assets such as trademarks, is impossible to predict. We are continuously assessing the evolving situation in Russia, including recent regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities; and restrictions resulting from international regulations. In Ukraine, there is no way to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

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

The broader consequences of the invasion are also impossible to predict, but could include reputational consequences, further sanctions, financial or currency restrictions, punitive tax law changes, embargoes, regional instability, and geopolitical shifts, as well as adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Given the nature of our business and global operations, such geopolitical instability and uncertainty could increase the costs of our materials and operations; reduce demand for our products; have a negative impact on our supply chains, manufacturing capabilities, or distribution capabilities; increase our exposure to currency fluctuations; constrain our liquidity or our ability to access capital markets; create staffing or operations difficulties; or subject us to increased cyber-attacks. While we will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop, the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

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

Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Natural disasters, extreme weather events, pandemics, economic, political, regulatory, acts of war or threats of war, or other developments could disrupt or increase the expenses related to our supply chain, manufacturing capabilities, distribution capabilities, or the energy and other utility services required to operate our factories, warehouses, and other premises. Our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. In addition, such developments – including the impact on energy prices and availability in the EU and elsewhere resulting from the invasion of Ukraine by Russia – could increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our operations, volumes, revenue, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine and climate change, above, and with the COVID-19 pandemic, below.

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

There is litigation related to tobacco products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Brazil, Canada, and Nigeria, range into the billions of U.S. dollars. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain RRP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize RRPs and to communicate with the public. The outcomes of these matters may affect our RRP commercialization and public communication activities and performance in one or more markets. Also, see Note 10. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.
From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Note 10. Contingencies—Other Litigation to our condensed consolidated financial statements and the “Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations” in this Form 10-Q for a description of certain governmental investigations to which we are subject.
We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold.  If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe on their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention; be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages; and may impede our ability to develop, manufacture and/or commercialize new RRPs and improve our products, and thus have a material adverse effect on our revenue and our profitability. In addition, if, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Note 10. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

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

Competitors in our industry include British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, and some international competitors may be less susceptible than PMI to changes in currency exchange rates. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, and without scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs, all of which could have a material adverse effect on our profitability and results of operations.

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
In periods of economic uncertainty, adult consumers may tend to purchase low-price brands, and the volume of our premium-price and mid-price brands and our profitability could be materially adversely impacted as a result. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation.

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
To be successful, we must continue transforming our culture and ways of working, align our talent and organizational design with our increasingly complex business needs, and innovate and transform to a consumer-centric business. We compete for talent, including in areas that are new to us such as digital, information technology, and life sciences, with companies in the consumer products, technology, pharmaceutical and other sectors that enjoy greater societal acceptance. As a result, we may be unable to attract, motivate and retain the best global talent with the right degree of diversity, experience and skills to achieve our strategic goals.

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

The production of our RRP portfolio requires various components and materials, and we believe that there is an adequate supply of such components and materials in the world markets to satisfy our current and anticipated production requirements. However, some components and materials necessary for the production of our RRPs, including those for the electronic devices, are obtained from single or limited sources, and can be subject to industry-wide shortages and price fluctuations. While we have been successful in maintaining adequate supply of such components and materials during the ongoing COVID-19 pandemic, the COVID-19 pandemic, or another epidemic, endemic or pandemic, may disrupt that supply, whether through regulatory enforced actions taken to contain its spread or through other supply chain disruptions caused by such epidemic, endemic or pandemic. This could negatively impact the commercialization of our RRPs.

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

Risks Related to Illicit Trade

We lose revenues as a result of counterfeiting, contraband, cross-border purchases, "illicit whites," non-tax-paid volume produced by local manufacturers, and counterfeiting of our smoke-free products' devices and consumables.

Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. In addition, our revenues are reduced by contraband, cross-border purchases, "illicit whites" and non-tax-paid volume produced by local manufacturers. Our revenues and consumer satisfaction with our smoke-free products' devices and consumables may be materially adversely affected by counterfeit products that do not meet our product quality standards and scientific validation procedures.

Risks Related to Cybersecurity and Data Governance

The failure or disruption of our information technology networks and systems, or those managed by third-party service providers or owned by our business partners and used in furtherance of PMI’s business, due to cybersecurity attacks; unauthorized attempts to corrupt or extract data; security vulnerabilities; misconfigurations; human error; or failure or inability by us, third-parties, or our business partners to adhere to cybersecurity industry best practices, could place us at a competitive disadvantage, cause reputational damage, impact our operations, result in data breaches, significant business disruption, litigation, regulatory action including significant fines or penalties, financial impact, loss of revenue or assets including our intellectual property, personal, confidential, or sensitive data.

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

Our safeguards may not, however, be effective in mitigating the impact of service disruptions or other failures of these information technology networks and systems. Failure to timely respond and mitigate security incidents could result in wide-ranging business interruptions. Such security incidents could place us at a competitive disadvantage; result in financial impacts, a loss of revenue, assets, including our intellectual property, personal or other sensitive data; result in litigation and regulatory action including significant fines or penalties; impact our operations; cause damage to our reputation and that of our brands; and result in significant remediation and other costs.

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

Risks Related to the Acquisitions of Swedish Match, OtiTopic, Inc. ("OtiTopic"), Fertin Pharma A/G ("Fertin Pharma") and Vectura Group Ltd. ("Vectura") (collectively, the "Acquisitions")

As previously disclosed in this Form 10-Q, since 2021, we acquired Swedish Match, OtiTopic, Fertin Pharma and Vectura, and launched Vectura Fertin Pharma, our new Wellness and Healthcare business consolidating OtiTopic, Fertin Pharma and Vectura.

We may be unable to successfully integrate and realize the expected benefits from the Acquisitions.

The successful integration of the acquired businesses and their operations into those of our own and our ability to realize the benefits of the Acquisitions are subject to a number of risks and uncertainties, many of which are not in our control. The risks and uncertainties relating to integrating the businesses acquired include, among other things: (i) the challenge of integrating complex organizations, systems, operating procedures, industry specific compliance programs, technology, networks and other assets of the businesses that we acquire, and the costs related to such integration efforts; (ii) the possibility that we are unable to gain access to differentiated intellectual property, proprietary technology, and pharmaceutical development expertise as anticipated by these Acquisitions, and thus fail to realize our desired entry into additional smoke-free, wellness, therapeutic and healthcare platforms; (iii) the challenge of integrating the cultures and business practices of each of Swedish Match, Fertin Pharma and Vectura to our culture and business practices, which if not managed correctly, could lead to difficulties in retaining key management and other key employees; and (iv) the challenge of achieving a successful integration as a result of our affiliation to our combustible product portfolio. In addition, even if we are able to successfully integrate, the anticipated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the success of the Acquisitions also depends on Swedish Match's continued growth in highly competitive markets and on the success of the research and development efforts of Vectura Fertin Pharma, including the ability to obtain regulatory approval for new products, and the ability to commercialize or license these new products developed by them. Moreover, our combustible product portfolio may stand in the way of introducing and growing new product categories, and may prevent our business from developing a long-term sustainable ecosystem of products in the wellness, therapeutic, and healthcare categories.

The businesses that we acquire in the Acquisitions may have liabilities that are not known to us.

The businesses that we have acquired may have liabilities that we were unable to identify, or were unable to discover, in the course of performing our due diligence investigations during the Acquisitions thereof. We cannot assure you that the indemnification available to us under the respective acquisition agreements, will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the respective business or property that we will assume upon consummation of each Acquisition. Furthermore, the acquisition of Swedish Match was structured as a direct purchase of shares from Swedish Match shareholders and therefore did not include an acquisition agreement or indemnification rights. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1A. Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended March 31, 2023, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2023 – January 31, 2023 (1)	—	$—	10,481,359	$6,016,847,275
February 1, 2023 – February 28, 2023 (1)	—	$—	10,481,359	$6,016,847,275
March 1, 2023 – March 31, 2023 (1)	—	$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2023 – January 31, 2023 (2)	5,894	$101.40
February 1, 2023 – February 28, 2023 (2)	230,046	$100.88
March 1, 2023 – March 31, 2023 (2)	6,403	$97.47
For the Quarter Ended March 31, 2023	242,343	$100.80

(1)On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period that commenced in July 2021. These share repurchases have been made pursuant to the $7 billion program. On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. For further details on the Swedish Match acquisition, see Note 2. Acquisitions of Part I, Item 1 of this Form 10-Q.

(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 6.Exhibits.

10.1	Supplemental letter to the Employment Agreement with Stefano Volpetti, effective January 1, 2023.

10.2	Employment Agreement with Frederic de Wilde, effective March 1, 2023.

10.3	Form of Restricted Stock Unit Agreement (2023 Grants) (incorporated by reference to Exhibit 10.85 the Annual Report on Form 10-K for the year ended December 31, 2022).

10.4	Form of Performance Share Unit Agreement (2023 Grants) (incorporated by reference to Exhibit 10.86 the Annual Report on Form 10-K for the year ended December 31, 2022).

10.5	Form of Restricted Stock Unit Agreement (by tranches) (2023 Grants) (incorporated by reference to Exhibit 10.87 the Annual Report on Form 10-K for the year ended December 31, 2022).

10.6	Form of Restricted Stock Unit Agreement (2023 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.78 the Annual Report on Form 10-K for the year ended December 31, 2022).

10.7	Form of Performance Share Unit Agreement (2023 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.79 the Annual Report on Form 10-K for the year ended December 31, 2022).

10.8
Amendment and Extension Agreement, dated as of January 25, 2023, among PMI, the lenders named therein, and Citibank Europe PLC, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 30, 2023).*

10.9	Supplemental letter to the Employment Agreement with Frederic de Wilde, effective March 1, 2023.

10.10
Separation Agreement and Release between Drago Azinovic and Philip Morris Products S.A., effective March 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023.)

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

_______________________
* Certain schedules and similar attachments to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Any omitted schedule or similar attachment will be furnished supplementally to the SEC upon request.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.
/s/ EMMANUEL BABEAU
Emmanuel Babeau
Chief Financial Officer
April 26, 2023