Form 10-Q
period 2023-06-30
Philip Morris International Inc.
filed 2023-07-27
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 21, 2023, there were 1,552,345,193 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Net revenues 1 & 2 (Note 14)	16,986	15,578
Cost of sales (Note 3)	6,266	5,256
Gross profit	10,720	10,322
Marketing, administration and research costs [3] (Notes 3, 6, 10 & 17)	5,423	3,968
Operating income	5,297	6,354
Interest expense, net	527	280
Pension and other employee benefit costs (Note 5)	28	9
Earnings before income taxes	4,742	6,065
Provision for income taxes	988	1,213
Equity investments and securities (income)/loss, net	(30)	41
Net earnings	$3,784	$4,811
Net earnings attributable to noncontrolling interests	221	247
Net earnings attributable to PMI	$3,563	$4,564
Per share data (Note 8):
Basic earnings per share	$2.29	$2.94
Diluted earnings per share	$2.29	$2.93
(1) Includes net revenues from related parties of $1,774 million and $1,547 million for the six months ended June 30, 2023 and 2022, respectively
(2) Net of excise tax on products of $24,048 million and $24,172 million for the six months ended June 30, 2023 and 2022, respectively
(3) Includes an impairment charge for goodwill and other intangibles of $680 million and a charge of $204 million for the South Korea indirect tax charge for the six months ended June 30, 2023, respectively. For further details, see Note 6. Goodwill and Other Intangible Assets, net and Note 10. Contingencies.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2023	2022
Net revenues 1 & 2 (Note 14)	8,967	7,832
Cost of sales (Note 3)	3,228	2,648
Gross profit	5,739	5,184
Marketing, administration and research costs [3] (Notes 3, 6 & 10)	3,173	2,128
Operating income	2,566	3,056
Interest expense, net	297	126
Pension and other employee benefit costs (Note 5)	6	5
Earnings before income taxes	2,263	2,925
Provision for income taxes	560	594
Equity investments and securities (income)/loss, net	21	(15)
Net earnings	1,682	2,346
Net earnings attributable to noncontrolling interests	114	113
Net earnings attributable to PMI	$1,568	$2,233
Per share data (Note 8):
Basic earnings per share	$1.01	$1.44
Diluted earnings per share	$1.01	$1.43
(1) Includes net revenues from related parties of $901 million and $869 million for the three months ended June 30, 2023 and 2022, respectively
(2) Net of excise taxes of $12,749 million and $12,577 million for the three months ended June 30, 2023 and 2022, respectively
(3) Includes an impairment charge for goodwill and other intangibles of $680 million and a charge of $204 million for the South Korea indirect tax charge for the three months ended June 30, 2023, respectively. For further details, see Note 6. Goodwill and Other Intangible Assets, net and Note 10. Contingencies.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
Net earnings	$3,784	$4,811
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $83 in 2023 and $(182) in 2022	(827)	219
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2023 and 2022	2	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2023 and $36 in 2022	—	36
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(14) in 2023 and $(22) in 2022	41	110
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(48) in 2023 and $(54) in 2022	246	301
(Gains) losses transferred to earnings, net of income taxes of $22 in 2023 and $9 in 2022	(104)	(55)
Total other comprehensive earnings (losses)	(642)	611
Total comprehensive earnings	3,142	5,422
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	65	324
Comprehensive earnings attributable to PMI	$3,077	$5,098

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2023	2022
Net earnings	$1,682	$2,346
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $31 in 2023 and $(151) in 2022	(572)	413
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2023 and 2022	2	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $1 in 2023 and $36 in 2022	(2)	36
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(7) in 2023 and $(9) in 2022	16	55
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(32) in 2023 and $(34) in 2022	187	191
(Gains) losses transferred to earnings, net of income taxes of $16 in 2023 and $7 in 2022	(75)	(46)
Total other comprehensive earnings (losses)	(444)	649
Total comprehensive earnings	1,238	2,995
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	101	45
Comprehensive earnings attributable to PMI	$1,137	$2,950

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$3,492	$3,207
Trade receivables (less allowances of $65 in 2023 and $42 in 2022) (1)	4,110	3,850
Other receivables (less allowances of $34 in 2023 and $32 in 2022)	902	906
Inventories:
Leaf tobacco	2,010	1,674
Other raw materials	2,367	2,028
Finished product	5,523	6,184
	9,900	9,886
Other current assets	1,432	1,770
Total current assets	19,836	19,619
Property, plant and equipment, at cost	16,195	15,443
Less: accumulated depreciation	9,204	8,733
	6,991	6,710
Goodwill (Note 6)	19,236	19,655
Other intangible assets, net (Note 6)	6,630	6,732
Equity investments (Note 14)	4,747	4,431
Deferred income taxes	574	603
Other assets (less allowances of $25 in 2023 and $20 in 2022) (Note 2)	3,854	3,931
TOTAL ASSETS	$61,868	$61,681

(1) Includes trade receivables from related parties of $709 million and $688 million as of June 30, 2023, and December 31, 2022, respectively (less allowances of $29 million as of June 30, 2023 and $7 million as of December 31, 2022). For further details, see Note 14. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022
LIABILITIES
Short-term borrowings (Note 12)	$4,121	$5,637
Current portion of long-term debt (Note 12)	2,372	2,611
Accounts payable	3,786	4,076
Accrued liabilities:
Marketing and selling	820	695
Taxes, except income taxes	5,939	7,440
Employment costs	1,023	1,168
Dividends payable	1,992	1,990
Other	2,348	2,679
Income taxes	844	1,040
Total current liabilities	23,245	27,336
Long-term debt (Note 12)	41,400	34,875
Deferred income taxes	1,710	1,956
Employment costs	1,984	1,984
Income taxes and other liabilities	1,489	1,841
Total liabilities	69,828	67,992
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2023 and 2022)	—	—
Additional paid-in capital	2,240	2,230
Earnings reinvested in the business	33,893	34,289
Accumulated other comprehensive losses (Note 13)	(10,045)	(9,559)
	26,088	26,960
Less: cost of repurchased stock (557,003,561 and 559,098,620 shares in 2023 and 2022, respectively)	35,791	35,917
Total PMI stockholders’ deficit	(9,703)	(8,957)
Noncontrolling interests	1,743	2,646
Total stockholders’ deficit	(7,960)	(6,311)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$61,868	$61,681

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$3,784	$4,811

Adjustments to reconcile net earnings to operating cash flows:
Depreciation, amortization and impairment of goodwill and other intangibles	1,280	540
Deferred income tax (benefit) provision	(211)	(88)
Asset impairment and exit costs, net of cash paid (Note 17)	85	(47)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	(292)	(627)
Inventories	(74)	867
Accounts payable	(414)	174
Accrued liabilities and other current assets	(1,603)	(869)
Income taxes	(509)	(424)
Pension plan contributions, net of refunds (Note 5)	(72)	63
Other	513	242
Net cash provided by operating activities	2,487	4,642

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(639)	(478)
Equity investments	(91)	(20)
Net investment hedges and other derivatives (Note 7)	(342)	514
Other	(2)	(71)
Net cash used in investing activities	(1,074)	(55)

(1) Includes amounts from related parties of $(134) million and $(242) million for June 30, 2023 and 2022, respectively

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2023	2022
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$2,356	$565
Issuances - maturities longer than 90 days	712	795
Repayments - maturities longer than 90 days	(180)	(15)
Repayments under credit facilities related to Swedish Match AB acquisition	(4,430)	—
Long-term debt proceeds	7,652	—
Long-term debt repaid	(2,034)	(497)
Repurchases of common stock	—	(209)
Dividends paid	(3,964)	(3,897)
Payments to acquire Swedish Match AB noncontrolling interests (Note 2)	(883)	—
Noncontrolling interests activity and Other (Note 2)	(149)	(542)
Net cash used in financing activities	(920)	(3,800)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(198)	(244)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	295	543
Balance at beginning of period	3,217	4,500
Balance at end of period	$3,512	$5,043

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $20 million and $7 million as of June 30, 2023 and 2022, respectively, and $10 million and $4 million as of December 31, 2022 and 2021, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2023 and 2022
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2022	$—	$2,225	$33,082	$(9,577)	$(35,836)	$1,898	$(8,208)
Net earnings			4,564			247	4,811
Other comprehensive earnings (losses), net of income taxes				705		(94)	611
Issuance of stock awards		(30)			114		84
Dividends declared ($2.50 per share)			(3,891)				(3,891)
Dividends paid to noncontrolling interests						(257)	(257)
Common stock repurchased					(199)		(199)
Purchase of subsidiary shares from noncontrolling interests (Note 2)		(30)		(171)		(10)	(211)
Balances, June 30, 2022	$—	$2,165	$33,755	$(9,043)	$(35,921)	$1,784	$(7,260)
Balances, January 1, 2023	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)
Net earnings			3,563			221	3,784
Other comprehensive earnings (losses), net of income taxes				(665)		23	(642)
Issuance of stock awards		(11)			126		115
Dividends declared ($2.54 per share)			(3,959)				(3,959)
Dividends paid to noncontrolling interests						(318)	(318)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 2)		21		179		(829)	(629)
Balances, June 30, 2023	$—	$2,240	$33,893	$(10,045)	$(35,791)	$1,743	$(7,960)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2023 and 2022
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2022	$—	$2,118	$33,468	$(9,760)	$(35,924)	$1,895	$(8,203)
Net earnings			2,233			113	2,346
Other comprehensive earnings (losses), net of income taxes				717		(68)	649
Issuance of stock awards		47			3		50
Dividends declared ($1.25 per share)			(1,946)				(1,946)
Dividends paid to noncontrolling interests						(156)	(156)
Balances, June 30, 2022	$—	$2,165	$33,755	$(9,043)	$(35,921)	$1,784	$(7,260)
Balances, April 1, 2023	$—	$2,188	$34,303	$(9,614)	$(35,801)	$1,871	$(7,053)
Net earnings			1,568			114	1,682
Other comprehensive earnings (losses), net of income taxes				(431)		(13)	(444)
Issuance of stock awards		52			10		62
Dividends declared ($1.27 per share)			(1,978)				(1,978)
Dividends paid to noncontrolling interests						(225)	(225)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						(4)	(4)
Balances, June 30, 2023	$—	$2,240	$33,893	$(10,045)	$(35,791)	$1,743	$(7,960)

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

In accordance with the Swedish Companies Act, PMI subsequently exercised its right to compulsorily redeem the remaining shares for which acceptances were not received and obtained legal title to 100% of the shares in Swedish Match on February 17, 2023. Cash paid in connection with such legal title, together with an immaterial amount attributable to open market purchases that were executed in December 2022 but settled in January 2023, amounted to $883 million and was included in financing activities in the condensed consolidated statements of cash flows for the six months ended June 30, 2023. While we have paid the referenced amounts and have acquired legal title to the shares, the redemption process will not be complete under the Swedish Companies Act until a final redemption price is determined by an arbitral tribunal. This process may take 6 to 12 months to complete, but we believe the likelihood it will result in additional payments to be remote.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Due to the timing of the acquisition, and limited access to detailed and disaggregated financial information of Swedish Match, the purchase price allocation is preliminary and it is likely subject to change, including the valuation of property, plant and equipment, intangible assets, income taxes and legal contingencies among other items. During the second quarter of 2023, PMI made certain measurement period adjustments to the purchase price allocation to reflect facts and circumstances in existence as of the acquisition date, which resulted in an increase in goodwill of $109 million. The increase was due to a decrease in other current assets of $109 million. PMI is still assessing information received, as of the acquisition date, and expects to complete this process by the end of the measurement period in November 2023. The following table summarizes the preliminary purchase price allocation for the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)
Cash and cash equivalents	$484
Trade receivables	135
Other receivables	53
Inventories	444
Other current assets	415
Property, plant and equipment	627
Other intangible assets	4,512
Other non-current assets	214
Current portion of long-term debt	224
Accounts payable	120
Other current liabilities	531
Income taxes	14
Long-term debt	1,126
Deferred income taxes	1,253
Other non-current liabilities	187
Identifiable net assets acquired	3,429
Noncontrolling interest	2,379
Goodwill	13,410
Total consideration transferred	$14,460

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

Trademarks primarily relate to $2,077 million for the ZYN trademark, which has been determined to have an indefinite life due to the fast growth and the leading position of the brand in the U.S. market. All other trademarks have been preliminarily determined to have a 20 years useful life. The preliminary fair values of the trademarks have been determined using the relief from royalty method supported by revenue growth rates assumptions and royalty rates benchmarking analysis at product category level (smoke-free brands, including ZYN, cigar brands and lights). In 2023, during the measurement period, the useful life, revenue growth rate and the royalty rate of each individual trademark will be reassessed to determine its final purchase price.

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

Under the EU Merger Regulation, approval by the European Commission of PMI's acquisition of Swedish Match was conditional on PMHH's divestiture of Swedish Match's subsidiary, SMD Logistics AB ("SMDL"), following the completion of the offer to tender all shares in Swedish Match to PMHH. As a result, these assets were accounted for as assets held for sale and included within other current assets and other accrued liabilities in PMI’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. PMI subsequently sold SMDL on June 30, 2023 and the transaction did not have a material impact on the condensed consolidated statements of earnings for the six months and three months ended June 30, 2023.

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

Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. ("Altria") to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024, PMI will have the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of $2.7 billion, with $1.0 billion paid at the inception of the agreement and the remaining $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)), to be paid by July 2023 at the latest. The cash consideration paid at the inception of the agreement of $1.0 billion has been accounted for within other assets in PMI’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The remaining consideration of $1.7 billion plus interest was paid to Altria on July 14, 2023 and will be accounted for within other assets in PMI's condensed consolidated balance sheets as of September 30, 2023. PMI will finalize the accounting for this transaction by assigning the consideration to the respective assets in May 2024, when PMI can exercise its ability to commercialize IQOS in the U.S.

Note 3. War in Ukraine:

Since the onset of the war in Ukraine in February 2022, PMI's main priority has been the safety and security of its more than 1,300 employees and their families in the country.

Ukraine

PMI temporarily suspended its commercial and manufacturing operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022, in order to preserve the safety of its employees. PMI subsequently resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at the factory in Kharkiv remains suspended. While the effects of the war are unpredictable and could trigger impairment reviews for long-lived assets, as of June 30, 2023, PMI is unable to estimate the information required to perform impairment analyses (i.e., forecast of revenues, manufacturing and commercial plans). PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. As a result, PMI has not recorded an impairment of long-lived assets. As of June 30, 2023, PMI’s Ukrainian operations had approximately $497 million in total assets, excluding intercompany balances. These total assets included $75 million, $305 million and $29 million in receivables, inventories and property, plant and equipment, respectively.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also taken steps to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment. PMI is continuously assessing the evolving situation in Russia, including recent regulatory constraints in the market that entail very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. As a result of PMI continuing operations within Russia as of June 30, 2023, it has not recorded an impairment of long-lived and other assets. However, PMI recorded specific asset write downs as referred to in the table below. PMI’s

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Russian operations as of June 30, 2023 had approximately $2.4 billion in total assets, excluding intercompany balances. These total assets included $561 million, $465 million, $932 million, $272 million and $164 million in cash (primarily held in local currency), receivables, inventories, property, plant and equipment and goodwill, respectively. In addition, there was approximately $1,132 million of cumulative foreign currency translation losses reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of June 30, 2023.

During the six months and three months ended June 30, 2023, PMI did not record any material charges related to the war in Ukraine. During the six months and three months ended June 30, 2022, PMI recorded in its condensed consolidated statements of earnings pre-tax charges related to circumstances driven by the war as follows:

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
2 The pre-tax charges were primarily due to machinery and inventory write downs related to the commercial decisions noted above.

PMI will continue to monitor the situation as it evolves and will determine if further charges are needed.

Note 4. Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At June 30, 2023, shares available for grant under the 2022 Plan were 22,146,010.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2023, shares available for grant under the plan were 876,226.

Restricted share unit (RSU) awards

During the six months ended June 30, 2023 and 2022, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2023	1,752,050	$ 101.98
2022	1,575,500	$ 104.99

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2023	$ 86	$ 36
2022	$ 74	$ 35

As of June 30, 2023, PMI had $240 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2023, 1,346,307 RSU awards vested. The grant date fair value of all the vested awards was approximately $117 million. The total fair value of RSU awards that vested during the six months ended June 30, 2023 was approximately $135 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2023 and 2022, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the six months ended June 30, 2023 and 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

During the six months ended June 30, 2023 and 2022, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors
		(Per Share)	(Per Share)
2023	482,360	$ 102.02	$ 133.54
2022	451,790	$ 105.07	$ 143.94

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2023	$ 45	$ 18
2022	$ 31	$ 10

As of June 30, 2023, PMI had $60 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2023, 902,232 PSU awards vested. The grant date fair value of all the vested awards was approximately $83 million. The total fair value of PSU awards that vested during the six months ended June 30, 2023 was approximately $91 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Net pension costs (income)	$(37)	$(49)	$(25)	$(24)
Net postemployment costs	59	54	29	27
Net postretirement costs	6	4	2	2
Total pension and other employee benefit costs	$28	$9	$6	$5

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Service cost	$85	$119	$42	$59
Interest cost	129	38	63	18
Expected return on plan assets	(181)	(180)	(91)	(88)
Amortization:
Net loss	16	94	4	46
Prior service cost (credit)	(1)	(1)	(1)	—
Net periodic pension cost	$48	$70	$17	$35
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans.

Employer contributions of $72 million were made to the pension plans during the six months ended June 30, 2023. Currently, PMI anticipates making additional contributions during the remainder of 2023 of approximately $56 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Employer contributions of $60 million, were made to the pension plans during the six months ended June 30, 2022. During the second quarter of 2022, PMI received a cash refund of $123 million from one of its pension plans due to a change in discount rate and value of assets that resulted in the overfunding of the plan.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Goodwill and Other Intangible Assets, net:

Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2023, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $665 million, reflecting the impact of reduced estimated future cash flows, which were primarily attributable to clinical trial results that became available in June 2023 for an inhalable aspirin product being developed by the Wellness and Healthcare business. While it was observed that the experimental product had a rapid onset of effect, which is the key medical advantage sought, there was significant variability in inhaled dose among subjects. The study was therefore deemed unsuccessful and, as a result, product design improvements are required. PMI had planned to file a new drug application for this product with the U.S. Food and Drug Administration later this year. However, additional time is now required to evaluate design improvements and the corresponding less certain outcome. The cash flow estimates were also adversely impacted by slower-than-anticipated development of the contract development and manufacturing organization ("CDMO") business, including challenges associated with increased cost related to certain key products. Additionally, as a result of the impairment test of non-amortizable intangible assets, PMI recorded a pre-tax impairment charge of $15 million for an in-process research and development project related to one of PMI's 2021 acquisitions. These impairment charges were recorded within marketing, administration and research costs in the consolidated statements of earnings for the six months and three months ended June 30, 2023. The goodwill impairment charge is not deductible for income tax purposes.

The Wellness and Healthcare reporting unit's fair value was determined using the discounted cash flow model. PMI will continue to monitor this reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals or other market factors could result in additional future goodwill and other intangible asset impairments. Certain Wellness and Healthcare products include components or gases which may be subject to enhanced climate change regulations that could impact the related product development and market strategies. This may also lead to supply disruptions that could result in additional future impairments.

While PMI’s remaining reporting units have fair values substantially in excess of their carrying values, there are still risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information see Note 3. War in Ukraine. PMI has performed a quantitative impairment assessment for all of its reporting units and non-amortizable intangible assets with the exception of the Swedish Match segment. As the purchase price allocation for the acquisition of Swedish Match is preliminary, PMI has performed a qualitative impairment assessment and concluded that it was not more likely than not that the fair value of the Swedish Match reporting units and its non-amortizable intangible assets were less than the respective carrying amounts.

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI DF	Americas	Swedish Match	Wellness & Healthcare	Total
Balances at December 31, 2022	$1,370	$2,869	$493	$615	$13,296	$1,012	$19,655
Changes due to:
Impairment	—	—	—	—	—	(665)	(665)
Currency	48	68	6	71	(94)	38	137
Other	—	—	—	—	109	—	109
Balances, June 30, 2023	$1,418	$2,937	$499	$686	$13,311	$385	$19,236

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The decrease in goodwill was primarily due to the impairment discussed above, partially offset by currency movements and the measurement period adjustment to the Swedish Match preliminary purchase price allocation. For further details on the Swedish Match acquisition, see Note 2, Acquisitions.

At June 30, 2023, goodwill primarily reflects PMI’s business combinations in Greece, Indonesia, Mexico, the Philippines and Serbia, as well as the goodwill from the 2021 acquisitions of Fertin Pharma A/S and Vectura Group plc. and the preliminary purchase price allocation of Swedish Match AB, which was acquired in the fourth quarter of 2022.

Other Intangible Assets

Details of other intangible assets were as follows:

		June 30, 2023			December 31, 2022
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$3,418		$3,418	$3,346		$3,346
Amortizable intangible assets:
Trademarks	15 years	2,028	$720	1,308	2,050	$674	1,376
Developed technology, including patents	8 years	994	296	698	975	243	732
Customer relationships and other	10 years	1,384	178	1,206	1,390	112	1,278
Total other intangible assets		$7,824	$1,194	$6,630	$7,761	$1,029	$6,732

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico, as well as the preliminary purchase price allocation associated with the Swedish Match acquisition in 2022, and PMI's business combinations in 2021 (primarily in-process research and development). The increase since December 31, 2022 was due to currency movements of $87 million, partially offset by an impairment for an in-process research and development project related to one of PMI's 2021 acquisitions discussed above.

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2022, was due to currency movements of $9 million.

The change in the accumulated amortization from December 31, 2022, was mainly due to the 2023 amortization of $163 million, combined with currency movements of $2 million. The amortization of intangibles for the six months ended June 30, 2023 was recorded in cost of sales ($44 million) and in marketing, administration and research costs ($119 million) on PMI's condensed consolidated statements of earnings.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 7. Financial Instruments:

Overview

PMI operates in markets primarily outside of the United States of America, with manufacturing and sales facilities in various locations around the world and is exposed to risks such as changes in foreign currency exchange rates and interest rates. As a result, PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options (collectively referred to as "foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in foreign currency exchange and interest rates related to net investments in foreign operations, third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Egyptian pound, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc.

Additionally, certain materials that PMI uses in the manufacturing of its products are exposed to market price risks. PMI uses commodity derivative contracts (“commodity contracts") to manage its exposure to the market price volatility of certain commodity components of these materials.

These foreign exchange contracts, interest rate contracts and commodity contracts are collectively referred to as "derivative contracts". PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Substantially all of PMI's derivative financial instruments are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. While these contracts contain the enforceable right to offset through close-out netting rights, PMI elects to present them on a gross basis in the consolidated balance sheets. Collateral associated with these arrangements is in the form of cash and is unrestricted. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings.

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At June 30, 2023	At December 31, 2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$19,687	$17,627
Interest rate contracts	1,000	1,019
Commodity contracts	26	—

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	20,431	21,755
Total	$41,144	$40,401

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	June 30, 2023	December 31, 2022	Balance Sheet Classification	June 30, 2023	December 31, 2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$357	$376	Other accrued liabilities	$265	$126
	Other assets	327	341	Income taxes and other liabilities	216	147
Interest rate contracts	Other current assets	—	—	Other accrued liabilities	38	27
	Other assets	—	—	Income taxes and other liabilities	43	56
Commodity contracts	Other current assets	—	—	Other accrued liabilities	1	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	82	156	Other accrued liabilities	203	165
	Other assets	—	—	Income taxes and other liabilities	86	16
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$766	$873		$852	$537
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(355)	(346)		(355)	(346)
Cash collateral received/pledged		(240)	(341)		(173)	(48)
Net amount		$171	$186		$324	$143

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at June 30, 2023 and December 31, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the six months ended June 30, 2023 and 2022, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2023	2022		2023	2022	2023	2022
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$223	$248	Net revenues	$39	$81
			Cost of sales	—	—
			Marketing, administration and research costs	71	(10)
			Interest expense, net	(6)	(3)
Interest rate contracts	72	107	Interest expense, net	22	(4)
Commodity contracts	(1)	—	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(14)	$(57)
Net investment hedges (b):
Foreign exchange contracts	(439)	530	Interest expense, net (c)			127	68
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			152	43
			Marketing, administration and research costs (d)			(104)	65
Total	$(145)	$885		$126	$64	$161	$119

(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are partially offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended June 30, 2023 and 2022, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2023	2022		2023	2022	2023	2022
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$213	$169	Net revenues	$27	$64
			Cost of sales	—	—
			Marketing, administration and research costs	55	(7)
			Interest expense, net	(3)	(2)
Interest rate contracts	7	56	Interest expense, net	12	(2)
Commodity contracts	(1)	—	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(17)	$(20)
Net investment hedges (b):
Foreign exchange contracts	(181)	425	Interest expense, net (c)			64	35
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			62	35
			Marketing, administration and research costs (d)			(88)	66
Total	$38	$650		$91	$53	$21	$116
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2023, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of June 30, 2023 was $915 million, and is recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $81 million as of June 30, 2023.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2023 and 2022, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $24 million and $258 million, respectively. For the three months ended June 30, 2023 and 2022, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $23 million and $192 million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Gain/(loss) as of beginning of period,	$266	$4	$296	$105
Derivative (gains)/losses transferred to earnings	(104)	(55)	(75)	(46)
Change in fair value	246	301	187	191
Gain/(loss) as of June 30,	$408	$250	$408	$250

At June 30, 2023, PMI expects $174 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

A certain PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $184 million at June 30, 2023. For the six months and three months ended June 30, 2023, the unrealized pre-tax gains (losses) on these investments were immaterial.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net earnings attributable to PMI	$3,563	$4,564	$1,568	$2,233
Less distributed and undistributed earnings attributable to share-based payment awards	11	13	5	7
Net earnings for basic and diluted EPS	$3,552	$4,551	$1,563	$2,226
Weighted-average shares for basic EPS	1,552	1,550	1,552	1,551
Plus contingently issuable performance stock units (PSUs)	1	2	1	1
Weighted-average shares for diluted EPS	1,553	1,552	1,553	1,552

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Europe	$6,312	$6,533	$3,402	$3,309
SSEA, CIS & MEA	5,145	4,959	2,668	2,514
EA, AU & PMI DF	3,200	3,051	1,680	1,464
Americas	921	893	476	469
Swedish Match	1,246	—	665	—
Wellness and Healthcare	162	142	76	76
Net revenues	$16,986	$15,578	$8,967	$7,832
Operating income (loss):
Europe	$2,738	$3,032	$1,563	$1,474
SSEA, CIS & MEA	1,570	1,923	858	958
EA, AU & PMI DF	1,167	1,213	544	528
Americas	136	251	70	130
Swedish Match	457	—	264	—
Wellness and Healthcare	(771)	(65)	(733)	(34)
Operating income	$5,297	$6,354	$2,566	$3,056

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Combustible tobacco products:
Europe	$3,924	$3,999	$2,108	$2,062
SSEA, CIS & MEA	4,504	4,398	2,350	2,203
EA, AU & PMI DF	1,412	1,523	724	754
Americas	889	846	459	444
Swedish Match	284	—	149	—
Total combustible tobacco products	11,013	10,766	5,790	5,463
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
Europe	2,388	2,534	1,294	1,247
SSEA, CIS & MEA	641	561	318	311
EA, AU & PMI DF	1,788	1,528	956	710
Americas	32	47	17	25
Swedish Match	962	—	516	—
Total smoke-free products excluding Wellness and Healthcare	5,811	4,670	3,101	2,293
Wellness and Healthcare	162	142	76	76
Total smoke-free products	5,973	4,812	3,177	2,369

Total PMI net revenues	$16,986	$15,578	$8,967	$7,832
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Impairment of goodwill and other intangibles – See Note 6. Goodwill and Other Intangible Assets, net for the details of the $680 million goodwill and non-amortizable intangible assets impairment charges included in the Wellness and Healthcare segment for the six months and three months ended June 30, 2023.
•South Korea indirect tax charge – See Note 10. Contingencies for details of the $204 million pre-tax charge included in the EA, AU & PMI DF segment results for the six months and three months ended June 30, 2023.
•Termination of distribution arrangement in the Middle East – In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the six months ended June 30, 2023.
•Charges related to the war in Ukraine – See Note 3. War in Ukraine for details of the $122 million and $80 million pre-tax charges in the Europe segment for the six months and three months ended June 30, 2022, respectively.
•Swedish Match AB acquisition accounting related item – See Note 2. Acquisitions for details of the $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the six months ended June 30, 2023.
•Asset impairment and exit costs – See Note 17. Asset Impairment and Exit Costs for details of the $109 million pre-tax charge for the six months ended June 30, 2023, as well as a breakdown of these costs by segment.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.7 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.3 billion), including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $68,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $171 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $573 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $10.2 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2.0 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $832 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $99 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million (approximately $43 million), including interest to RBH. See the Blais description above for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

RBH and PMI believe the findings of liability and damages in both Létourneau and the Blais cases were incorrect and in contravention of applicable law on several grounds, including the following: (i) defendants had no obligation to warn class members who knew, or should have known, of the risks of smoking; (ii) defendants cannot be liable to class members who

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
would have smoked regardless of what warnings were given; and (iii) defendants cannot be liable to all class members given the individual differences among class members.
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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of June 30, 2023, and June 30, 2022:

Type of Case[1]	Number of Cases Pending as of June 30, 2023	Number of Cases Pending as of June 30, 2022
Individual Smoking and Health Cases	50	40
Smoking and Health Class Actions	9	9
Health Care Cost Recovery Actions	17	17
Label-Related Class Actions	—	—
Individual Label-Related Cases	5	5
Public Civil Actions	1	1
______
¹ Includes cases pending in Canada.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 532 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fifteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and five remain on appeal, or are subject to an appeal, or our subsidiary may file an appeal.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below lists the verdict and significant post-trial developments in the five pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.7 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.3 billion)). The trial court awarded CAD 90,000 (approximately $68,000) in punitive damages, allocating CAD 30,000 (approximately $23,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $756 million) of the compensatory damage award, CAD 200 million (approximately $151 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $99 million) in punitive damages, allocating CAD 46 million (approximately $35 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $408), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On August 23, 2016, our subsidiary filed its notice of appeal. On October 31, 2017, the Civil and Commercial Court of Appeals of Mar del Plata ruled that plaintiff's claim was barred by the statute of limitations and it reversed the trial court's decision. On May 17, 2021, plaintiff filed a federal extraordinary appeal. On November 1, 2021, the Supreme Court of the Province of Buenos Aires dismissed plaintiff's federal extraordinary appeal. On November 10, 2021, plaintiff filed a direct appeal before the Federal Supreme Court.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 17, 2021	Argentina/Claudia Milano	Individual Action
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $557), in compensatory and moral damages, and ARS 4,000,000 (approximately $14,854) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $22,705), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Civil and Commercial Court of Appeals of Mar del Plata granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $3,318) was returned to our subsidiary. If our subsidiary ultimately prevails, the remaining deposited amounts will be returned to our subsidiary. On May 31, 2022, the Civil and Commercial Court of Appeals of Mar del Plata ruled that the statute of limitations barred plaintiff's claim and reversed the trial court's decision. On June 15, 2022, plaintiff filed an extraordinary appeal.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 23, 2023	Turkey/ Senem Yilmazel	Individual Action
On June 23, 2023, the Ankara Consumer Court published its decision in favor of plaintiff, the daughter of an individual smoker, against our subsidiary and a BAT subsidiary, awarding her TRY 10,000 (approximately $370) in damages. The trial court found that the plaintiff’s father died as a result of lung cancer and COPD caused by his cigarette consumption.

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
As of June 30, 2023, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•50 cases brought by individual plaintiffs in Argentina (31), Australia (1), Canada (2), Chile (13), the Philippines (1), Turkey (1) and Scotland (1), compared with 40 such cases on June 30, 2022; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on June 30, 2022.

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
As of June 30, 2023, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on June 30, 2022.

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

As of June 30, 2023, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 5 such cases on June 30, 2022.

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

As of June 30, 2023, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on June 30, 2022.

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

Reduced-Risk Products

In Colombia, an individual filed a purported class action, Ana Ferrero Rebolledo v. Philip Morris Colombia S.A., et al., in April 2019 against our subsidiaries with the Civil Court of Bogota related to the marketing of our Platform 1 product. Plaintiff alleged that our subsidiaries advertise the product in contravention of law and in a manner that misleads consumers by portraying the product in a positive light, and further asserts that the Platform 1 vapor contains many toxic compounds, creates a high level of dependence, and has damaging second-hand effects. Plaintiff sought injunctive relief and damages on her behalf and on behalf of two classes (class 1 - all Platform 1 consumers in Colombia who seek damages for the purchase price of the product and personal injuries related to the alleged addiction, and class 2 - all residents of the neighborhood where the advertising allegedly took place who seek damages for exposure to the alleged illegal advertising). Our subsidiaries answered the complaint in January 2020, and in February 2020, plaintiff filed an amended complaint. The amended complaint modifies the relief sought on behalf of the named plaintiff and on behalf of a single class (all consumers of Platform 1 products in Colombia who seek damages for the product purchase price and personal injuries related to the use of an allegedly harmful product). In June 2021, our subsidiaries answered the amended complaint. The court conducted an evidentiary hearing on February 23, 2023. On May 12, 2023, the court entered an order denying the plaintiff’s claims and granting our subsidiaries’ defenses. The plaintiff did not appeal, and the matter is now closed.

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

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $573 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.8 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. The Public Prosecutor has filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Our subsidiary may file an appeal to the Supreme Court of Thailand, and its deadline to do so has been extended. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $204 million), of which KRW 100 billion (approximately $75 million) was paid in 2016 and KRW 172 billion (approximately $129 million) was paid in the first quarter of 2017.  These paid amounts negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $164 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. On July 13, 2023, the Supreme Court reversed the appellate court's decision and remanded the appeals back to the appellate court. Based on the decision issued by the Supreme Court of South Korea on July 13, 2023, management has concluded that an adverse outcome is probable. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $41 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. Based on the decision issued by the Supreme Court of South Korea on July 13, 2023, management has concluded that an adverse outcome is probable. Consequently, PMI recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs in the condensed consolidated statements of earnings for the three months and six months ended June 30, 2023, reflecting the full amount previously paid by PM Korea.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A. ("PMPSA"), as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, PMPSA, Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID/RD on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID/RD. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against PMPSA, prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. The Federal Circuit heard oral argument on defendants' appeal of the FD on October 3, 2022 and, on March 31, 2023, the Federal Circuit affirmed the FD. This adverse ruling impacts our ability to import the products and components impacted by the ITC's FD but has an immaterial financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. The trial of Defendant PMPSA’s counterclaims took place from June 8-14, 2022 and, on June 15, 2022, the jury returned a verdict for PMPSA awarding approximately $10.8 million in damages for infringement up to December 31, 2021 of two PMPSA patents by BAT’s affiliate and two of BAT’s e-vapor products; the jury also found BAT’s affiliate did not infringe one of the two PMPSA patents and that the BAT affiliates had failed to prove one of the two PMPSA patents was invalid. PMPSA filed a motion for an injunction or, in the alternative, an ongoing royalty on August 12, 2022. On March 30, 2023, the court denied PMPSA's motion for an injunction and granted PMPSA an ongoing royalty against two of BAT's U.S. e-vapor products. On May 1, 2023, the court entered partial final judgment under Rule 54(b) on PMPSA's claim against BAT's affiliate. That same day, BAT's affiliate filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On May 10, 2023, PMPSA filed a notice of cross-appeal. Upon petition of PMPSA, the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties have filed appeals of these PTAB results to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on July 13, 2023. On July 21, 2022, PMPSA filed a Request for Rehearing of PTAB's November 2020 decision not to institute review of certain claims in the second of the two patents underlying the ITC's FD; PTAB denied the Request on October 13, 2022.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and PMPSA, in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Germany. In June 2021, the court stayed the proceeding in respect of one of the two patents asserted by BAT’s Affiliate. Following the December 2022 confirmation of the revocation of the other BAT patent by the European Patent Office Board of Appeal, BAT withdrew its initial claim based on that patent; the stayed action based on the second patent remains pending and is stayed pending a possible appeal by BAT of the revocation of that second patent by the European Patent Office.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against PMPSA. and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.r.l., in the Court of Milan, Italy. Plaintiffs seek damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 blade heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 blade products in Italy. As part of this proceeding, in October 2020, BAT’s affiliates filed a request based on one of the two asserted patents seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Italy. In July 2022, the court dismissed plaintiffs’ request for preliminary injunction in its entirety and plaintiffs did not appeal this ruling. The merits proceeding remains pending; the next hearing is currently scheduled to occur in the first quarter of 2024.

In October 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Japan, Limited, et al., against PMI’s Japanese subsidiary, Philip Morris Japan Limited, and a third-party distributor in the Tokyo District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Japan. On December 23, 2022, the Court dismissed BAT’s claims with respect to one of the two patents that it asserted, finding no infringement; BAT filed an appeal of this dismissal. BAT's claim with respect to the second patent remains pending; the next procedural hearing is currently scheduled to occur in the third quarter of 2023.

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

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade heated tobacco units in South Korea. On May 30, 2022, the Korean Patent Office issued a decision that all of the challenged claims in the patent asserted by Plaintiffs are invalid; Plaintiffs filed an appeal of this decision. The court postponed the next hearing in the infringement proceeding pending developments at the Korean Patent Office.

In July, 2021, PMPSA filed a claim at the High Court of Justice of England and Wales against BAT affiliates Nicoventures Trading Limited and British American Tobacco (Investments) Limited seeking revocation of the UK parts of two BAT European patents. In March, the BAT affiliates stated that they would consent to revocation of one of the patents and filed a counterclaim against PMPSA and Philip Morris Limited seeking from the court a declaration that the remaining BAT affiliate patent is infringed by Platform 1 induction products, as well as damages and injunctive relief against the commercialization of the Platform 1 induction products in the U.K. The trial took place from September 21-28, 2022, and a decision is awaited.

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

As of June 30, 2023, PMI has determined that these guarantees did not have a material impact on its condensed consolidated financial statements.

Note 11. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the six months and three months ended June 30, 2023 were 20.8% and 24.7%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2022 were 20.0% and 20.3%, respectively. The effective tax rate for the six months ended June 30, 2023, was unfavorably impacted by the non-deductible Wellness and Healthcare goodwill impairment charge, partially offset by a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($96 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity. The effective tax rate for the six months ended June 30, 2022, was favorably impacted by a reduction in deferred tax liabilities related to pension plan assets ($40 million), as well as a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($13 million). For further details, see Note 14. Related Parties - Equity Investments and Other. PMI estimates that its full-year 2023 effective tax rate will be 20.5% to 21.5%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future legislative or regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2019 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million in the period of payment) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in PMI’s condensed consolidated balance sheets at June 30, 2023 and December 31, 2022, and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:

At June 30, 2023 and December 31, 2022, PMI’s short-term borrowings and related average interest rates consisted of the following:

	June 30, 2023		December 31, 2022
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$3,975	5.2%	$912	4.4%
Bank loans	146	8.1	295	7.5
U.S. dollar credit facility borrowings related to Swedish Match AB acquisition	—	—	4,430	4.9
	$4,121		$5,637

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At June 30, 2023 and December 31, 2022, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2023	December 31, 2022
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.347%), due through 2044	$28,427	$22,596
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.877%), due through 2039	8,358	8,116
Swiss franc note, 1.625%, due 2024	279	378
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 3.866%), due through 2027	6,010	5,850
Swedish krona notes, 1.395% to 5.414% (average interest rate 2.325%), due through 2029	243	343
Other (average interest rate 6.223%), due through 2031 (a)	455	203
Carrying value of long-term debt	43,772	37,486
Less current portion of long-term debt	2,372	2,611
	$41,400	$34,875
(a) Includes long-term bank loans at subsidiaries, as well as $29 million and $54 million in finance leases at June 30, 2023 and December 31, 2022, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At June 30, 2023, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(in millions)	June 30, 2023
Level 1	$35,139
Level 2	6,576

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
On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022 and February 17, 2023, PMI repaid $4.0 billion and $4.4 billion, respectively, under the bridge facility. Effective February 20, 2023, the remaining outstanding commitments under the bridge facility were fully canceled and the bridge facility agreement was terminated in accordance with its terms. As of June 30, 2023 and December 31, 2022, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 2. Acquisitions.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Debt Issuances

PMI's debt issuances in the first six months of 2023 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$1,250	4.875%	February 2023	February 2026
U.S. dollar notes	(a)	$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(a)	$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(a)	$1,500	5.375%	February 2023	February 2033
U.S. dollar notes	(a) (b)	$450	4.875%	May 2023	February 2026
U.S. dollar notes	(a) (c)	$550	4.875%	May 2023	February 2028
U.S. dollar notes	(a) (d)	$700	5.125%	May 2023	February 2030
U.S. dollar notes	(a) (e)	$750	5.375%	May 2023	February 2033
(a) Interest is payable semi-annually, commencing in August 2023
(b) These notes are a further issuance of the 4.875% notes issued in February 2023
(c) These notes are a further issuance of the 4.875% notes issued in February 2023
(d) These notes are a further issuance of the 5.125% notes issued in February 2023
(e) These notes are a further issuance of the 5.375% notes issued in February 2023

On February 17, 2023, PMI applied a portion of the net proceeds of the debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. PMI used a portion of the May 2023 net proceeds to pay the remaining cash consideration due in accordance with the terms of its agreement with Altria. For further details on PMI's agreement with Altria, see Note 2. Acquisitions. The remaining net proceeds of the February and May 2023 offerings have been or will be used for general corporate purposes.

Revolving Credit Facilities:

At June 30, 2023, PMI's total committed revolving credit facilities were as follows:

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

At June 30, 2023, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.7 billion at June 30, 2023, and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $146 million at June 30, 2023, and $295 million at December 31, 2022.

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	June 30, 2023	December 31, 2022	June 30, 2022
Currency translation adjustments	$(8,678)	$(8,003)	$(6,558)
Pension and other benefits	(1,775)	(1,822)	(2,735)
Derivatives accounted for as hedges	408	266	250
Total accumulated other comprehensive losses	$(10,045)	$(9,559)	$(9,043)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2023 and 2022. For additional information, see Note 2. Acquisitions (Transactions With Noncontrolling Interests) for disclosures related to currency translation adjustments, Note 5. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 7. Financial Instruments for disclosures related to derivative financial instruments.

Note 14. Related Parties - Equity Investments and Other:

Equity Method Investments:

At June 30, 2023 and December 31, 2022, PMI had total equity method investments of $1,247 million and $1,000 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2023 and December 31, 2022, exceeded our share of the investees' book value by $902 million and $750 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at June 30, 2023 and December 31, 2022 of $34 million and $35 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At June 30, 2023 and December 31, 2022, PMI received year-to-date dividends from equity method investees of $50 million and $9 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of June 30, 2023 had a carrying value of $377 million. While as of June 30, 2023, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information, see Note 3. War in Ukraine. Additionally, there was approximately $548 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of June 30, 2023.

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

In April 2023, PMI increased its equity ownership and acquired 66.73% of Egyptian Investment Holding (“EIH”), a United Arab Emirates based company and as a result, acquired an approximate economic interest of 25% in United Tobacco Company ("UTC"). UTC is an entity incorporated in Egypt, which is 38% owned by EIH and manufactures products under license for Philip Morris Misr LCC (“PMM”), an entity incorporated in Egypt which is consolidated in PMI’s financial statements in the SSEA, CIS & MEA segment.

The initial investments in Megapolis Distribution BV, EITA and UTC have been recorded at cost and are included in equity investments on the consolidated balance sheets. Transactions between these equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $313 million at June 30, 2023. Unrealized pre-tax gain (loss) of $(13) million ($(10) million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the six months ended June 30, 2023.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022

Net revenues:
Megapolis Group	$1,184	$993	$596	$606
Other	590	554	305	263
Net revenues (a)	$1,774	$1,547	$901	$869

Expenses:
Other	$113	$29	$63	$17
Expenses	$113	$29	$63	$17
(a) Net revenues exclude excise taxes and VAT billed to customers.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At June 30, 2023	At December 31, 2022

Receivables:
Megapolis Group	$441	$478
Other	268	210
Receivables	$709	$688

Payables:
Other	$30	$31
Payables	$30	$31
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2023 and June 30, 2022. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2023 and 2022, were $6.1 billion and $5.6 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2023 and June 30, 2022, were $683 million, and $656 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2023	$24	$14
2022	$8	$5

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2023 and December 31, 2022, these amounts were as follows:

(in millions)	As of and For the Six Months Ended June 30, 2023	As of and For the Year Ended December 31, 2022
Balance at beginning of period	$104	$113
Changes due to:
Warranties issued	43	107
Settlements	(46)	(114)
Currency/Other	(2)	(2)
Balance at end of period	$99	$104

Note 17. Asset Impairment and Exit Costs:

For the six months ended June 30, 2023, PMI recorded total pre-tax asset impairment and exit costs of $109 million related to restructuring activities. For the three months ended June 30, 2023, PMI did not record such charges related to restructuring activities. These pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings for the six months ended June 30, 2023. For the six months and three months ended June 30, 2022, PMI did not record any charges for asset impairment and exit costs related to restructuring activities.

During the six months and three months ended June 30, 2023, PMI recorded a pre-tax impairment charge on goodwill and other intangibles of $680 million within the Wellness and Healthcare segment. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Six Months Ended June 30,
2023
Contract termination charges:
Europe	$35
SSEA, CIS & MEA	25
EA, AU & PMI DF	15
Americas	3
Total contract termination charges	78
Asset impairment charges:
Europe	14
SSEA, CIS & MEA	9
EA, AU & PMI DF	6
Americas	2
Total asset impairment charges	31

Asset impairment and exit costs	$109

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the six months ended June 30, 2023 was as follows:

(in millions)
Liability balance, January 1, 2023	$40
Charges, net	78
Cash spent	(24)
Currency/other	2
Liability balance, June 30, 2023	$96

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2023.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. Leases:

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2023 and 2022:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2023	2022	2023	2022
Operating lease cost	$133	$126	$66	$64
Finance lease cost:
Amortization of right-of-use assets	28	47	14	31
Short-term lease cost	29	30	15	16
Variable lease cost	14	11	7	5
Total lease cost	$204	$214	$102	$116

Note 19. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of June 30, 2023 and December 31, 2022, the total amount due to suppliers participating in the SCF program was approximately $0.9 billion and $1.1 billion, respectively.

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

To further support the growth of our smoke-free business, reinforce consumer centricity, and increase the speed of innovation and deployment, in January 2023, we began managing our business in four geographical segments, down from six previously, in addition to our continuing Swedish Match and Wellness and Healthcare segments. The four geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region.

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

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  We have a range of RRPs in various stages of development, scientific assessment and commercialization. Our RRPs are SFPs that contain and/or generate far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke. IQOS is the leading brand in our SFPs portfolio. As of June 30, 2023, our smoke-free products were available for sale in 80 markets.

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

In 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S. On July, 14, 2023, we made the final payment to Altria under the terms of the agreement. For further details, see Note 2. Acquisitions.

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

Wellness and Healthcare Impairment Charge for Goodwill and Other Intangibles

During the second quarter of 2023, we completed our annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value, primarily reflecting the impact of two factors:

1.During the second quarter, we received our first clinical trial results for an inhalable aspirin product being developed by its Wellness and Healthcare business. While it was observed that the experimental product had a rapid onset of effect, which is the key medical advantage sought, there was significant variability in inhaled dose among subjects. The study was therefore deemed unsuccessful and, as a result, product design improvements are required. We had planned to file a new drug application for this product with the FDA later this year. However, additional time is now required to evaluate design improvements and the outcome is correspondingly less certain.

2.Slower-than-anticipated development of the contract development and manufacturing organization ("CDMO") business, including challenges associated with increased cost related to certain key products.

Consequently, we recorded a total impairment charge in the Wellness and Healthcare segment of $680 million in the second quarter. The charge is non-cash.

PMI remains committed to developing its Wellness and Healthcare business and continues to see attractive growth potential -- leveraging its unique and enabling R&D capabilities -- in areas such as inhalable drugs, nicotine-replacement therapy ("NRT"), and consumer wellness products, including non-recreational cannabinoids, in line with applicable regulatory requirements. PMI does, however, expect the aforementioned factors to postpone its 2025 ambition to reach over $1 billion of net revenues for the Wellness and Healthcare segment, and result in a corresponding decrease in the level of investment behind the segment next year. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

South Korea Indirect Tax Charge

On July 13, 2023, our South Korean subsidiary, Philip Morris Korea Inc. ("PM Korea"), received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome is probable. Consequently, we recorded a non-cash pre-tax charge of $204 million in the second quarter results of 2023, reflecting the full amount previously paid by PM Korea. For further details, see Note 10. Contingencies.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our more than 1,300 employees and their families in the country. We continue select retail activities where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023 and production is expected to commence in the first quarter of 2024. As of June 30, 2023, our Ukrainian operations had approximately $0.5 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country, including recent regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. As of June 30, 2023, our Russian operations had approximately $2.4 billion in total assets, excluding intercompany balances, of which approximately $0.6 billion consisted of cash and equivalents held mostly in local currency (Russian rubles).

Additionally, we hold a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia. For further details, see Note 14. Related Parties – Equity Investments and Other.

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

Sale of Swedish Match Subsidiary
As disclosed in Note 2. Acquisitions, under the EU Merger Regulation, approval by the European Commission of PMI’s Swedish Match acquisition was conditional on the subsequent sale of Swedish Match’s subsidiary, SMD Logistics AB ("SMDL"). On June 30, 2023, PMI completed the sale of SMDL.

Consolidated Operating Results for the Six Months Ended June 30, 2023

•Net Revenues - Net revenues of $17.0 billion for the six months ended June 30, 2023 increased by $1.4 billion, or 9.0%, from the comparable 2022 amount. The change in our net revenues from the comparable 2022 amount was driven by the following (variances not to scale with year-to-date results):

For the six months ended June 30, 2023, net revenues, excluding currency and acquisitions, increased by 6.3%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume and unfavorable smoke-free product mix. The 2023 net revenues included a charge of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Other" and further described in the following "Diluted Earnings Per Share" discussion.

Net revenues by product category for the six months ended June 30, 2023 and 2022 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2023, from the comparable 2022 amounts, were as follows:

	Diluted EPS	% Change
For the six months ended June 30, 2022	$2.93
2022 Charges related to the war in Ukraine	0.07
2022 Fair value adjustment for equity security investments	0.03
2022 Amortization of intangibles	0.04
2022 Costs associated with Swedish Match AB offer	0.02
2022 Tax items	(0.03)
Subtotal of 2022 items	0.13
2023 Asset impairment and exit costs	(0.06)
2023 South Korea indirect tax charge	(0.11)
2023 Fair value adjustment for equity security investments	(0.01)
2023 Amortization of intangibles	(0.08)
2023 Impairment of goodwill and other intangibles	(0.44)
2023 Termination of distribution arrangement in the Middle East	(0.04)
2023 Swedish Match AB acquisition accounting related item	(0.01)
2023 Tax benefit associated with Swedish Match AB financing	0.06
2023 Tax items	—
Subtotal of 2023 items	(0.69)
Currency	(0.26)
Interest	(0.12)
Change in tax rate	0.04
Operations	0.26
For the six months ended June 30, 2023	$2.29	(21.8)%

Charges related to the war in Ukraine – During the six months ended June 30, 2022, we recorded a pre-tax charge of $122 million (representing $105 million net of income tax and a diluted EPS charge of $0.07 per share), related to circumstances driven by the war, including machinery and inventory write-downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. For further details, see Note 3. War in Ukraine.

Fair value adjustment for equity security investments – During the six months ended June 30, 2022, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $47 million after tax (or $0.03 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($60 million loss) and provision for income taxes ($13 million benefit) on the condensed consolidated statements of earnings for the six months ended June 30, 2022. During the six months ended June 30, 2023, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $10 million after tax (or $0.01 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($13 million loss) and provision for income taxes ($3 million benefit) on the condensed consolidated statements of earnings for the six months ended June 30, 2023. For further details, see Note 14. Related Parties - Equity Investments and Other.

Amortization of intangibles – During the six months ended June 30, 2023 and 2022, we recorded amortization of intangibles expense of $163 million (representing $128 million net of income tax or $0.08 per share decrease in diluted EPS) and $74 million (representing $63 million net of income tax or $0.04 per share decrease in diluted EPS), respectively. The higher amortization expense in 2023 was primarily due to increased acquired intangible assets recorded as a result of our acquisitions in 2022. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

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

Asset impairment and exit costs – During the six months ended June 30, 2023, we recorded pre-tax asset impairment and exit costs of $109 million, representing $96 million net of income tax and a diluted EPS charge of $0.06 per share, related to a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. For further details, see Note 17. Asset Impairment and Exit Costs.

South Korea indirect tax charge – As discussed above, on July 13, 2023, our South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome is probable. Consequently, we recorded a non-cash pre-tax charge of $204 million (representing $174 million net of income tax or $0.11 per share decrease in diluted EPS) in the second quarter results of 2023, reflecting the full amount previously paid by PM Korea. For further details, see Note 10. Contingencies.

Impairment of goodwill and other intangibles – As discussed above, during the second quarter of 2023, we completed our annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, we recorded a total non-cash impairment charge of $680 million (representing a $0.44 per share decrease in diluted EPS) consisting of a goodwill impairment charge of $665 million and a non-amortizable intangible asset pre-tax impairment charge of $15 million for an in-process research and development project related to one of our 2021 acquisitions. The impairment charge was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings and was included in the Wellness and Healthcare segment results. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

Termination of distribution arrangement in the Middle East – Following the termination of a distribution arrangement in the Middle East, we recorded a pre-tax charge of $80 million in the first quarter of 2023 (representing $70 million net of income tax and a diluted EPS charge of $0.04 per share). The pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings and was included in the SSEA, CIS & MEA segment results.

Swedish Match AB acquisition accounting related item – During the six months ended June 30, 2023, we recorded pre-tax purchase accounting adjustments of $18 million related to the sale of acquired inventories stepped up to fair value (representing $13 million net of income tax and a diluted EPS charge of $0.01 per share). These pre-tax adjustments were recorded in cost of sales in the condensed consolidated statements of earnings for the six months ended June 30, 2023. For further details on the Swedish Match acquisition, see Note 2. Acquisitions.

Income taxes – The 2023 Tax benefit associated with Swedish Match financing that increased our 2023 diluted EPS by $0.06 per share in the table above was due to a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity at June 30, 2023. The 2022 Tax items that increased our 2022 diluted EPS by $0.03 per share in the table above were due to a reduction in deferred tax liabilities related to pension plan assets of $40 million. The change in the tax rate that increased our diluted EPS by $0.04 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.26 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Argentine peso, Egyptian pound, Japanese yen and Swiss franc, partially offset by the Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.12 per share from interest in the table above was due primarily to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Operations – The increase in diluted EPS of $0.26 from our operations in the table above was due primarily to the following segments:

•Swedish Match: Reflecting the 2023 impact following the fourth quarter 2022 acquisition; and
•EA, AU & PMI DF: Favorable volume/mix and lower supply chain costs;
partially offset by
•Europe: Unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs, partly offset by favorable pricing;
•SSEA, CIS & MEA: Higher manufacturing costs, higher marketing, administration and research costs, unfavorable volume/mix, and the impact of lower fees for certain distribution rights billed to customers in certain markets, partly offset by favorable pricing;
•Americas: Higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs, partly offset by favorable pricing; and
•Wellness and Healthcare: Primarily reflecting investments in research and development.

Consolidated Operating Results for the Three Months Ended June 30, 2023

•Net Revenues - Net revenues of $9.0 billion for the three months ended June 30, 2023 increased by $1,135 million, or 14.5%, from the comparable 2022 amount. The change in our net revenues from the comparable 2022 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding currency and acquisitions, increased by 10.5%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume and unfavorable HTU mix.

Net revenues by product category for the three months ended June 30, 2023 and 2022, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2023, from the comparable 2022 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended June 30, 2022	$1.43
2022 Charges related to the war in Ukraine	0.04
2022 Amortization of intangibles	0.02
2022 Costs associated with Swedish Match AB offer	0.02
2022 Tax items	(0.03)
Subtotal of 2022 items	0.05
2023 South Korea indirect tax charge	(0.11)
2023 Fair value adjustment for equity security investments	(0.01)
2023 Amortization of intangibles	(0.04)
2023 Impairment of goodwill and other intangibles	(0.44)
2023 Tax benefit associated with Swedish Match AB financing	0.01
2023 Tax items	—
Subtotal of 2023 items	(0.59)
Currency	(0.13)
Interest	(0.08)
Change in tax rate	0.04
Operations	0.29
For the three months ended June 30, 2023	$1.01	(29.4)%

Charges related to the war in Ukraine – During the second quarter of 2022, we recorded a pre-tax charge of $80 million (representing $66 million net of income tax and a diluted EPS charge of $0.04 per share), related to circumstances driven by the war, including machinery and inventory write-downs and salary continuation. For further details, see Note 3. War in Ukraine.

Amortization of intangibles – During the second quarter of 2023 and 2022, we recorded amortization of intangibles expense of $82 million (representing $64 million net of income tax or $0.04 per share decrease in diluted EPS) and $36 million (representing $31 million net of income tax or $0.02 per share decrease in diluted EPS), respectively. The higher amortization expense in 2023 was primarily due to increased acquired intangible assets recorded as a result of our acquisitions in 2022. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

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

South Korea indirect tax charge – As discussed above, on July 13, 2023, our South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome is probable. Consequently, we recorded a non-cash pre-tax charge of $204 million (representing $174 million net of income tax or $0.11 per share decrease in diluted EPS) in the second quarter results of 2023, reflecting the full amount previously paid by PM Korea. For further details, see Note 10. Contingencies.

Fair value adjustment for equity security investments – During the second quarter of 2023, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $15 million after tax (or $0.01 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($19 million loss) and provision for income taxes ($4 million benefit) on the condensed consolidated statements of earnings for the three months ended June 30, 2023. For further details, see Note 14. Related Parties - Equity Investments and Other.

Impairment of goodwill and other intangibles – As discussed above, during the second quarter of 2023, we completed our annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, we recorded a total non-cash impairment charge of $680 million (representing a $0.44 per share decrease in diluted EPS) consisting of a goodwill impairment charge of $665 million and a non-amortizable intangible asset pre-tax impairment charge of $15 million for an in-process research and development project related to one of our 2021 acquisitions. The impairment charge was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings and was included in the Wellness and Healthcare segment results. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

Income taxes – The 2023 Tax benefit associated with Swedish Match financing that increased our 2023 diluted EPS by $0.01 per share in the table above was due to a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity at June 30, 2023. The 2022 Tax items that increased our 2022 diluted EPS by $0.03 per share in the table above were due to a reduction in deferred tax liabilities related to pension plan assets of $40 million. The change in the tax rate that increased our diluted EPS by $0.04 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.13 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Argentine peso, Egyptian pound, Japanese yen and Swiss franc, partially offset by the Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.08 per share from interest in the table above was due primarily to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Operations – The increase in diluted EPS of $0.29 from our operations in the table above was due primarily to the following segments:

•EA, AU & PMI DF: Favorable volume/mix and lower supply chain costs; and
•Swedish Match: Reflecting the second quarter 2023 impact following the fourth quarter 2022 acquisition;

partially offset by
•Europe: Higher manufacturing costs, higher marketing, administration and research costs and unfavorable volume/mix, partly offset by favorable pricing;
•Americas: Higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs, partly offset by favorable pricing;
•Wellness and Healthcare: Primarily reflecting investments in research and development; and
•SSEA, CIS & MEA: Higher manufacturing costs, higher marketing, administration and research costs and unfavorable volume/mix, partly offset by favorable pricing.
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
For our annual review of goodwill and non-amortizable intangible assets for potential impairment completed in the second quarter, we performed a quantitative impairment assessment for all of our reporting units and non-amortizable intangible assets with the exception of the Swedish Match segment. As the purchase price allocation for the acquisition of Swedish Match is preliminary, PMI has performed a qualitative impairment assessment of the Swedish Match segment. See Note 6. Goodwill and Other Intangible Assets, net, for additional details.
Consolidated Operating Results
See pages 107-118 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2023	2022	2023	2022
Net revenues:
Europe	$6,312	$6,533	$3,402	$3,309
SSEA, CIS & MEA	5,145	4,959	2,668	2,514
EA, AU & PMI DF	3,200	3,051	1,680	1,464
Americas	921	893	476	469
Swedish Match	1,246	—	665	—
Wellness and Healthcare	162	142	76	76
Net revenues	$16,986	$15,578	$8,967	$7,832
Operating income (loss):
Europe	$2,738	$3,032	$1,563	$1,474
SSEA, CIS & MEA	1,570	1,923	858	958
EA, AU & PMI DF	1,167	1,213	544	528
Americas	136	251	70	130
Swedish Match	457	—	264	—
Wellness and Healthcare	(771)	(65)	(733)	(34)
Operating income	$5,297	$6,354	$2,566	$3,056

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2023	2022	Change	2023	2022	Change
Combustible tobacco products
Europe	$3,924	$3,999	(1.9)%	$2,108	$2,062	2.2%
SSEA, CIS & MEA	4,504	4,398	2.4%	2,350	2,203	6.7%
EA, AU & PMI DF	1,412	1,523	(7.2)%	724	754	(4.0)%
Americas	889	846	5.0%	459	444	3.3%
Swedish Match	284	—	—%	149	—	—%
Total combustible tobacco products	11,013	10,766	2.3%	5,790	5,463	6.0%
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
Europe	2,388	2,534	(5.7)%	1,294	1,247	3.8%
SSEA, CIS & MEA	641	561	14.3%	318	311	2.1%
EA, AU & PMI DF	1,788	1,528	17.0%	956	710	34.7%
Americas	32	47	(30.6)%	17	25	(31.0)%
Swedish Match	962	—	—%	516	—	—%
Total smoke-free products excluding Wellness and Healthcare	5,811	4,670	24.4%	3,101	2,293	35.3%
Wellness and Healthcare	162	142	14.1%	76	76	—%
Total smoke-free products	5,973	4,812	24.1%	3,177	2,369	34.1%

Total PMI net revenues	$16,986	$15,578	9.0%	$8,967	$7,832	14.5%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:
•Impairment of goodwill and other intangibles – See Note 6. Goodwill and Other Intangible Assets, net for the details of the $680 million goodwill and non-amortizable intangible assets impairment charges included in the Wellness and Healthcare segment for the six months and three months ended June 30, 2023.
•South Korea indirect tax charge – See Note 10. Contingencies for details of the $204 million pre-tax charge included in the EA, AU & PMI DF segment results for the six months and three months ended June 30, 2023.
•Termination of distribution arrangement in the Middle East – In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the six months ended June 30, 2023.
•Charges related to the war in Ukraine – See Note 3. War in Ukraine for details of the $122 million and $80 million pre-tax charges in the Europe segment for the six months and three months ended June 30, 2022, respectively.
•Swedish Match AB acquisition accounting related item - See Note 2. Acquisitions for details of the $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the six months ended June 30, 2023.
•Asset impairment and exit costs – See Note 17. Asset Impairment and Exit Costs for details of the $109 million pre-tax charges for the six months ended June 30, 2023, as well as a breakdown of these costs by segment.

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

Our consolidated shipment volume is shown in the table below:

Consolidated Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
Cigarettes and Heated Tobacco Units (million units)	2023	2022	Change	2023	2022	Change
Cigarettes	300,718	305,916	(1.7)%	157,010	157,678	(0.4)%
Heated Tobacco Units	58,820	49,640	18.5%	31,424	24,821	26.6%
Total Cigarettes and Heated Tobacco Units	359,538	355,556	1.1%	188,434	182,499	3.3%

Oral Product Shipment Volume (million cans) (1)
Nicotine Pouches	180.7	1.9	+100%	99.5	0.9	+100%
Snus	118.2	7.6	+100%	62.6	5.1	+100%
Moist Snuff	69.3	—	—%	34.1	—	—%
Other	2.5	—	—%	1.2	—	—%
Total Oral Products	370.7	9.5	+100%	197.4	6.0	+100%
(1) Excluding snuff, snuff leaf and U.S. chew
Note: Sum may not foot to total due to roundings

Following the deconsolidation of our Canadian subsidiary, we continue to report the volume and corresponding royalty revenues of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop. The volume and corresponding royalty revenues of these brands sold by RBH were not material to PMI for all periods presented.

Heated tobacco units ("HTUs") is the term we use to refer to heated tobacco consumables, which include our BLENDS, HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks, Parliament HeatSticks, SENTIA and TEREA, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea).

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Total (1) (2)	1,265.4	1,276.4	359.5	355.6	300.7	305.9	58.8	49.6	27.9	27.4	4.6	4.0
Europe
France	15.1	16.3	7.5	7.3	7.4	7.2	0.1	0.1	42.3	43.8	0.8	0.7
Germany (3)	33.7	34.0	12.9	13.8	11.6	12.4	1.3	1.4	39.3	38.9	5.4	3.9
Italy	35.6	35.6	18.7	20.7	13.9	14.9	4.8	5.7	53.8	54.1	17.2	14.6
Poland	28.5	27.5	11.6	10.4	9.2	8.3	2.5	2.1	40.8	37.7	8.6	7.5
Spain	21.2	21.6	6.5	7.0	6.0	6.6	0.4	0.4	29.1	30.2	2.2	1.6
SSEA, CIS & MEA
Egypt	38.5	46.0	11.7	10.2	11.3	9.9	0.5	0.3	30.4	22.5	1.4	0.8
Indonesia	141.1	149.5	40.5	42.3	40.5	42.3	—	—	28.7	28.3	—	—
Philippines	21.3	26.5	12.3	16.7	12.2	16.6	0.1	0.1	57.8	63.0	0.5	0.3
Russia	97.9	100.3	31.2	30.9	23.5	23.6	7.7	7.3	31.7	30.5	8.0	7.7
Turkey	62.3	55.5	31.3	25.5	31.3	25.5	—	—	50.3	46.1	—	—
EA, AU & PMI DF
Australia	3.8	4.5	1.3	1.5	1.3	1.5	—	—	34.2	32.9	—	—
Japan (2)	72.9	71.9	31.5	26.3	9.6	11.2	21.9	15.1	39.5	37.2	26.3	23.0
South Korea	35.4	35.6	6.9	6.8	4.4	4.6	2.5	2.2	19.5	19.3	6.9	6.2
Americas
Argentina	15.0	14.9	9.4	9.6	9.4	9.6	—	—	62.3	64.3	—	—
Mexico	13.5	14.5	8.3	9.2	8.3	9.2	0.1	0.1	61.9	63.9	0.4	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted in-market sales volume share

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Total (1) (2)	649.9	663.7	188.4	182.5	157.0	157.7	31.4	24.8	28.5	27.4	4.6	3.9
Europe
France	7.6	8.5	3.7	3.8	3.7	3.7	0.1	0.1	42.4	42.8	0.8	0.7
Germany (3)	17.9	18.0	6.9	7.0	6.1	6.5	0.7	0.5	39.2	38.7	5.4	3.9
Italy	18.4	18.8	9.8	10.9	7.0	7.8	2.8	3.1	53.6	54.0	17.0	14.4
Poland	15.0	14.8	6.1	5.6	4.9	4.5	1.2	1.1	40.6	37.9	8.2	7.5
Spain	11.3	11.5	3.6	3.7	3.3	3.5	0.3	0.2	29.2	30.1	2.2	1.7
SSEA, CIS & MEA
Egypt	16.1	22.5	6.0	4.9	5.7	4.7	0.3	0.2	37.2	23.1	1.8	0.8
Indonesia	72.0	75.6	20.8	21.4	20.8	21.4	—	—	28.9	28.3	—	—
Philippines	10.0	11.2	5.7	7.1	5.6	7.0	—	—	56.5	63.1	0.5	0.4
Russia	53.0	54.6	16.5	16.8	12.6	12.9	3.9	3.9	32.1	30.5	7.7	6.9
Turkey	36.1	31.6	18.5	14.5	18.5	14.5	—	—	51.3	46.0	—	—
EA, AU & PMI DF
Australia	1.9	2.3	0.6	0.7	0.6	0.7	—	—	32.5	31.9	—	—
Japan (2)	37.5	37.5	16.7	12.0	4.9	5.1	11.8	7.0	39.4	37.3	26.4	23.0
South Korea	18.5	18.7	3.6	3.6	2.3	2.4	1.3	1.1	19.5	19.0	7.0	5.9
Americas
Argentina	7.3	7.3	4.5	4.7	4.5	4.7	—	—	61.6	64.3	—	—
Mexico	7.4	8.0	4.6	5.2	4.6	5.1	—	—	63.0	64.8	0.4	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted in-market sales volume share. Historical HTU adjusted in-market sales volume share: Q3, 2022 (3.7%); Q4, 2022 (4.7%); Q1, 2023 (5.4%). Historical total adjusted in-market sales volume share: Q3, 2022 (38.3%); Q4, 2022 (39.7%); Q1, 2023 (39.4%)

Consolidated Operating Results for the Six Months Ended June 30, 2023

The following discussion compares our consolidated operating results for the six months ended June 30, 2023, with the six months ended June 30, 2022.

Total Market

Estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs decreased by 0.9% in the first half, reflecting declines in the SSEA, CIS & MEA Region and the Europe Region, partly offset by increases in the EA, AU & PMI DF Region and the Americas Region, as described in the Regional sections.

For the full year 2023, we currently expect an estimated total international industry volume decline for cigarettes and HTUs, excluding China and the U.S., of 0.5% to 1.5%.

Shipment Volume
Our total cigarette and HTU shipment volume increased by 1.1%, reflecting an 18.5% increase in HTU shipments across all regions, partly offset by a 1.7% decline in cigarette shipments (mainly due to the Europe and EA, AU & PMI DF Regions). Cigarette shipment volume for Marlboro decreased by 2.6% to 116.8 billion units, due primarily to the Philippines.

Our total oral product shipment volume increased by +100%, driven by the Swedish Match acquisition. For comparison purposes, assuming the inclusion of Swedish Match's first six months 2022 shipment volume prior to our acquisition, total oral product shipment volume increased by 11.8%, primarily reflecting growth in nicotine pouches (particularly in the U.S.), partly offset by a decline for snus (mainly in Scandinavia). Swedish Match's total oral product shipment volume increased by 12.6% versus its corresponding shipments in the first half of 2022. Volume comparisons versus Swedish Match's first six months 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

For the full year 2023, we currently expect a total cigarette and HTU shipment volume growth for PMI of up to +1%:
•HTU shipment volume of 125 to 130 billion units, broadly in line with anticipated adjusted in-market sales volume and reflecting an acceleration in growth versus 2022; and
•A cigarette shipment volume decline of approximately 1.5% to 2.5%.

Impact of Inventory Movements
The net impact of estimated distributor inventory movements on PMI's total cigarette and HTU shipment volume was immaterial.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Six Months Year-to-Date
	2023	2022	Change (pp)
Total International Market Share (1)	27.9%	27.4%	0.5
Cigarettes	23.3%	23.4%	(0.1)
HTU	4.6%	4.0%	0.6

Cigarette over Cigarette Market Share (2)	24.8%	24.7%	0.1

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan

Financial Summary
Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$16,986	$15,578	9.0%	6.3%	$1,408	$(825)	$1,246	$796	$349	$(158)
Cost of Sales (2)	(6,266)	(5,256)	(19.2)%	(14.0)%	(1,010)	201	(476)	—	(453)	(282)
Marketing, Administration and Research Costs (3)	(5,423)	(3,968)	(36.7)%	(32.3)%	(1,455)	139	(313)	—	—	(1,281)
Operating Income	$5,297	$6,354	(16.6)%	(16.2)%	$(1,057)	$(485)	$457	$796	$(104)	$(1,721)
(1) Cost/Other variance includes charges in 2023 of $80 million following the termination of a distribution arrangement in the Middle East.
(2) Cost/Other variance includes charges in 2022 of $46 million related to the war in Ukraine. For more details, see Note 3. War in Ukraine.
(3) Cost/Other variance includes charges in 2023 of $109 million related to asset impairment and exit costs, the South Korea indirect tax charge of $204 million and an impairment charge for goodwill and other intangibles of $680 million, partially offset by charges in 2022 of $76 million related to the war in Ukraine and $52 million related to costs associated with the Swedish Match AB offer. For more details, see Note 3. War in Ukraine, Note 6. Goodwill and Other Intangible Assets, net, Note 10. Contingencies and Note 17. Asset Impairment and Exit Costs.

For the six months ended June 30, 2023, net revenues, excluding currency and acquisitions, increased by 6.3%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume and unfavorable smoke-free product mix. The 2023 net revenues included a charge of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Cost/Other".

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Euro, Indonesian rupiah and Japanese yen.

Net revenues include $6.0 billion in 2023 and $4.8 billion in 2022 related to smoke-free products.

Operating income decreased by 16.6%. Operating income, excluding currency and acquisitions, decreased by 16.2%, primarily reflecting: the 2023 impairment charge for goodwill and other intangibles of $680 million, the impact of 2023 asset impairment and exit costs of $109 million, the termination of a distribution arrangement in the Middle East of $80 million, and the South Korea indirect tax charge of $204 million, partly offset by the 2022 charges of $122 million related to the war in Ukraine and 2022 costs associated with the Swedish Match AB offer of $52 million. In addition to these items, operating income was also negatively impacted by: higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages, and lower commercial investments in the prior year period); higher manufacturing costs (primarily due to inflationary impacts, notably related to direct materials, tobacco leaf and energy, partly offset by productivity); and unfavorable volume/mix, mainly due to lower cigarette volume, as well as unfavorable HTU and cigarette mix, partly offset by higher HTU volume; partially offset by the favorable pricing variance.

In recent quarters, we experienced a dilutive margin impact due to the transitory impacts associated with the IQOS ILUMA roll-out, including the margin impact of accelerated device replacements and higher initial costs of devices and consumables. While this impact is still present, the annualization of prior year impacts and growth of both our smoke-free and combustible businesses overall led to a reduced margin impact in the second quarter of 2023.

Like many other global companies, we are facing continued global inflationary pressures, primarily impacting cost of sales for our business (notably related to certain direct materials, energy, transportation and logistics) and overall inflationary impacts on marketing, administration and research costs (notably wages). While we expect certain inflationary elements to ease over the course of the year, we anticipate that our 2023 results will likely continue to be impacted by inflationary forces (particularly related to tobacco leaf given the impact of longer inventory durations and higher prices of direct materials). For further details, see "Impact of Inflation on Our Business and Mitigation Efforts" within the Business Environment section of this MD&A.

Interest expense, net, of $527 million increased by $247 million or 88.2%, primarily due to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Our effective tax rate increased by 0.8 percentage points to 20.8%. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $3.6 billion decreased by $1.0 billion or 21.9%. This decrease was due primarily to lower operating income and higher interest expense, net as discussed above. Basic and diluted EPS of $2.29 decreased by 22.1% and 21.8%, respectively. Excluding an unfavorable currency impact of $0.26, diluted EPS decreased by 13.0%.

Consolidated Operating Results for the Three Months Ended June 30, 2023
The following discussion compares our consolidated operating results for the three months ended June 30, 2023, with the three months ended June 30, 2022.

Total Market

During the quarter, estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs decreased by 2.1%, reflecting declines in the SSEA, CIS & MEA Region, the Europe Region and the Americas Region, partly offset by increases in the EA, AU & PMI DF Region, as described in the Regional sections.

Shipment Volume
Our total cigarette and HTU shipment volume increased by 3.3%, reflecting a 26.6% increase in HTU shipments across all regions, partly offset by a 0.4% decline in cigarette shipments (due to the Europe Region, the EA, AU & PMI DF Region and the Americas Region, partially offset by the SSEA, CIS & MEA Region). Cigarette shipment volume for Marlboro decreased by 2.9% to 60.8 billion units, due primarily to the Philippines.

Our total oral product shipment volume increased by +100%, driven by the Swedish Match acquisition. For comparison purposes, assuming the inclusion of Swedish Match's second quarter 2022 shipment volume prior to our acquisition, total oral product shipment volume increased by 13.8%, primarily reflecting growth in nicotine pouches (particularly in the U.S.), partly offset by a decline for snus (mainly in Scandinavia). Swedish Match's total oral product shipment volume increased by 15.1% versus its corresponding shipments in the second quarter of 2022. Volume comparisons versus Swedish Match's second quarter 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

Impact of Inventory Movements

Excluding the net favorable impact of estimated distributor inventory movements (primarily driven by HTUs), PMI’s total in-market sales for cigarettes and HTUs increased by 2.2%, reflecting 17.0% growth for HTUs (or 15.5% on an adjusted basis), partly offset by a decline of 0.2% for cigarettes. The net favorable impact of estimated distributor inventory movements for HTUs was driven primarily by Japan (mainly reflecting a favorable comparison due to HTU capacity constraints in the prior year period), partly offset by Italy.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Second-Quarter
	2023	2022	Change (pp)
Total International Market Share (1)	28.5%	27.4%	1.1
Cigarettes	23.9%	23.5%	0.4
HTU	4.6%	3.9%	0.7

Cigarette over Cigarette Market Share (2)	25.5%	24.8%	0.7

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$8,967	$7,832	14.5%	10.5%	$1,135	$(351)	$665	$459	$390	$(28)
Cost of Sales (1)	(3,228)	(2,648)	(21.9)%	(16.2)%	(580)	85	(235)	—	(263)	(167)
Marketing, Administration and Research Costs (2)	(3,173)	(2,128)	(49.1)%	(43.2)%	(1,045)	40	(166)	—	—	(919)
Operating Income	$2,566	$3,056	(16.0)%	(17.3)%	$(490)	$(226)	$264	$459	$127	$(1,114)
(1) Cost/Other variance includes charges in 2022 of $20 million related to the war in Ukraine. For more details, see Note 3. War in Ukraine.
(2) Cost/Other variance includes charges in 2023 of $204 million related to the South Korea indirect tax charge and an impairment charge for goodwill and other intangibles of $680 million, partially offset by charges in 2022 of $60 million related to the war in Ukraine and $52 million in 2022 related to costs associated with the Swedish Match AB offer. For more details, see Note 3. War in Ukraine, Note 6. Goodwill and Other Intangible Assets, net. and Note 10. Contingencies.

During the quarter, net revenues, excluding currency and acquisitions, increased by 10.5%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume and unfavorable HTU mix.

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Indonesian rupiah, Japanese yen and Russian ruble.

Net revenues include $3.2 billion in 2023 and $2.4 billion in 2022 related to smoke-free products.

Operating income decreased by 16.0%. Operating income, excluding currency and acquisitions, decreased by 17.3%, primarily reflecting: the impact of the 2023 South Korea indirect tax charge of $204 million and the impairment charge for goodwill and other intangibles of $680 million, partly offset by the 2022 charges of $80 million related to the war in Ukraine and costs associated with the Swedish Match AB offer of $52 million. In addition to these items, operating income was also impacted by: the favorable pricing variance; and favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume, unfavorable HTU mix and unfavorable cigarette mix; partially offset by higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages); and higher manufacturing costs (primarily due to inflationary impacts, notably related to direct materials, tobacco leaf and energy, partly offset by productivity).

Interest expense, net, of $297 million increased by $171 million or +100%, primarily due to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Our effective tax rate increased by 4.4 percentage points to 24.7%, primarily due to the non-deductible Wellness and Healthcare goodwill impairment charge, partially offset by a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $1.6 billion decreased by $665 million or 29.8%. This decrease was due primarily to lower operating income and higher interest expense, net as discussed above. Basic and diluted EPS of $1.01 decreased by 29.9% and 29.4%, respectively. Excluding an unfavorable currency impact of $0.13, diluted EPS decreased by 20.3%.

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

Prior to the Ninth Session of the CoP ("CoP 9") to the FCTC, which took place in November 2021, the WHO and the WHO FCTC Secretariat published two reports on novel and emerging tobacco products. In May 2023, the WHO’s Executive Board acknowledged the report summarizing the eleventh meeting of the WHO Study Group on Tobacco Products Regulation (“TobReg”). The full report from this meeting is not yet published. Also, in June 2023, during the virtual press conference on global health issues, the WHO Director General called on governments to strictly regulate nicotine-containing products, like e-cigarettes. It is not possible to predict whether or to what extent these developments will be reflected in the WHO’s reports to the Tenth Session of the CoP (“CoP 10”) for which documents relating thereto are expected to be published in September (at least 60 days before CoP 10). The WHO’s reports are not binding on the WHO Member States nor on Parties to the FCTC.

We believe that when better alternatives to cigarettes exist, the discussion should not be whether these alternatives should be made available to the more than one billion people who smoke cigarettes today, but how fast, and within what regulatory framework to maximize their adoption while minimizing unintended use. Therefore, we advocate for regulatory frameworks that are based on a continuum of risk where non-combustible products fall below combustible cigarettes. Product regulation should include measures that encourage and accelerate switching to non-combustible products, for example, by allowing adult consumers who would not otherwise quit smoking cigarettes to receive truthful and non-misleading information about such alternatives to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the reduction in harmful and potentially harmful constituents, as well as the absence of combustion. Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by youth and non-smokers. We support mandated health warnings, minimum age laws, restrictions on advertising, and smoking restrictions in public spaces. We also support regulatory measures that help reduce illicit trade.

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

World Customs Organization Developments: In 2020, the World Customs Organization (the “WCO”) amended the Harmonized System nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments became effective as of January 1, 2022. These amendments are not expected to significantly impact current customs duty rates. As of June 2023, and out of 161 contracting parties to the WCO’s Harmonized System Convention, 105 contracting parties, including the EU and the U.S., have notified the WCO that they have implemented the 2022 edition of the Harmonized System, creating new dedicated customs codes for novel tobacco and nicotine products.

EU Tobacco Products Directive ("TPD"): In April 2014, the EU adopted a significantly revised TPD, which entered into force in May 2016. All EU Member States have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

EU Tobacco Excise Directive ("TED"): The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products, e-cigarettes and nicotine pouches. The proposal, after several delays, is now expected to be published during the last quarter of 2023 and adopted by the EU Council in the course of 2024-2025. Any final amendments to TED require unanimous agreement by all EU Member States, followed by transposition of TED into national legislation. The potential effective date for any changes to TED, after the transposition in Member States' national legislation, is 2026.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, Denmark and Israel, adopted plain packaging regulations that apply to all tobacco products, including RRPs. Other countries are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, on November 23, 2022, the EU Commission published a delegated directive that will eliminate this exemption. All EU Member States are required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products in the EU, impacting a significant proportion of our RRP products currently sold in the EU. While we cannot predict the ultimate impact on our business from this ban, consumer switching to non-flavored products was high in reaction to past bans on flavors in other categories and markets. Therefore, while we believe that short-term volatility is possible, we do not expect a significant change in the structural growth of the heated tobacco product category, with consumers switching to non-flavored products partially mitigating the effect of the ban. As member states are in the process of transposing the delegated directive in their national legislation, we continue to actively monitor relevant developments in the EU market. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

On March 27, 2023, the Argentinian Ministry of Health, through publication of Resolution 565/2023 in the Official Gazette, prohibited the import, distribution, commercialization and advertising of heated tobacco products, including related devices. The resolution entered into force on March 28, 2023. The country had previously banned the use of e-cigarettes in 2011.

On February 15, 2023, a bill amending the Tobacco Hazards Prevention and Control Act was adopted in Taiwan and entered into force on March 22, 2023. It regulates heated tobacco products but bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are neither cigarettes, cut tobacco, cigars, snuff nor chewing tobacco, must undergo a health risk assessment as part of an authorization system. The Taiwanese central health authority announced on March 22, 2023 that heated tobacco products are designated tobacco products.

On January 1, 2023, a law regulating the marketing of nicotine pouches went into effect in Slovakia. The regulatory framework contains a minimum legal age (18 years) to purchase, a nicotine limit, and a labelling requirement. On December 6, 2022, the Dutch Government published a draft bill to ban the commercialization of nicotine pouches in the Netherlands.

In a limited number of markets, most notably Japan, we are dependent on governmental approvals that may limit our pricing flexibility.

The EU Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, entered into force on July 2, 2019. To date, some member states transposed the Directive into national legislation. By 2024, most EU Member States are expected to bring into force national legislation for mandatory EPR schemes and related EPR costs for tobacco manufacturers and importers. While we cannot predict the impact of this initiative on our business at this time, we are monitoring developments in this area.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 67 Parties, including the EU, have ratified it. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. In November 2021, the second Meeting of the Parties to the Protocol decided, among other things, to focus on the implementation of a framework for global information sharing to combat illicit tobacco trade and enable the Parties to the Protocol to exchange tracking and tracing information of products in a secure manner. We welcome this decision and expect that other countries will ratify the Protocol.

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

In 2009, our Colombian subsidiaries entered into an Investment and Cooperation Agreement with the national and regional governments of Colombia to promote investment in, and cooperation on, anti-contraband and anti-counterfeit efforts. The agreement provides $200 million in funding over a 20-year period to address issues such as combating illegal cigarette trade and increasing the quality and quantity of locally grown tobacco.

In May 2016, PMI launched PMI IMPACT, a global initiative that supports third-party projects dedicated to fighting illicit trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts in the fields of law, anti-corruption and law enforcement responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. The third funding round is ongoing.

Reduced-Risk Products (RRPs)

Our Approach to RRPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harm of smoking is to never start or to quit. Nevertheless, it is predicted that by 2025, the number of smokers will remain largely unchanged from the current estimate of 1.1 billion, despite considerable efforts to discourage smoking.

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, RRPs do not burn tobacco and therefore contain significantly lower levels of harmful and potentially harmful constituents ("HPHCs") than found in cigarette smoke.

For adult smokers who would otherwise continue to smoke cigarettes, we believe that RRPs, while not risk-free, offer a much better choice. Accordingly, our key strategic priorities are to: (i) develop and commercialize products that present less risk of harm to adult smokers who switch to such products versus continued cigarette smoking; and (ii) educate and encourage current adult smokers who would otherwise continue to smoke cigarettes to switch to those products.

We recognize that this transformation from cigarettes to RRPs will take time and that the speed of transformation will depend in part upon factors beyond our control, such as the willingness of governments, regulators and other policy groups to embrace RRPs, as a desired alternative to continued cigarette smoking. As a leading international cigarette manufacturer, we will continue to accelerate this transformation by using our extensive commercial and distribution infrastructure as an effective platform for the commercialization of our RRPs and communication with adult smokers and trade partners about the substantiated benefits of switching to our RRPs. As long as a significant number of adult smokers continue to smoke cigarettes, responsible leadership of the category is critical. We aim to maintain our competitive position in the cigarette market through selective investment.

While seeking to remain competitive in the cigarette market, we are judiciously reallocating resources from cigarettes to RRPs and are streamlining our cigarette portfolio.

We have a range of RRPs in various stages of development, scientific assessment and commercialization. We are committed to conducting rigorous scientific assessments of our RRP platforms to substantiate that they reduce exposure to HPHCs and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued cigarette smoking. We draw upon a team of expert scientists and engineers from a broad spectrum of scientific disciplines and our extensive learnings of adult consumer preferences to further develop and assess our RRPs. Our efforts are guided by the following key objectives:

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

Five PMI-developed or improved RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the U.S. Food and Drug Administration (“FDA”). In addition to the original version of Platform 1 which relies on a heating technology using a blade, a newer version of Platform 1 is now available using induction instead of heating a blade. All studies referenced above were conducted with the blade version of Platform 1. We believe that there is full comparability between the subsequent Platform 1 versions, and therefore the data from these studies remain valid. In 2022, we also began the initial launch of a heated tobacco product, which utilizes external resistive heating technology and that is commercialized under the BONDS brand.

    Platform 2 used a pressed carbon heat source which, when ignited, generated a nicotine-containing aerosol by heating tobacco. As a result of consumer testing feedback, the design of our current Platform 2 technology has been discontinued. We are assessing alternative designs for this consumer segment.

    Platform 3 uses a nicotine salt and is composed of two parts: (1) a consumable that contains a highly soluble encapsulated nicotine salt powder and (2) a non-electric device that activates it. Once a consumable is inserted into the mechanical device, the nicotine salt powder is aerosolized upon inhalation. The results of our pharmacodynamic study related to this version indicate this product's potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. We are working on product modifications to enable adult smokers, who are looking for better alternatives to cigarettes, to switch to a Platform 3 product.

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a tobacco-free liquid solution. We developed new e-liquids for our e-vapor products to deliver real tobacco taste satisfaction. Using patented technology, flavors and nicotine are extracted directly from the tobacco leaves and captured in a tobacco-free liquid solution, without having to add flavoring ingredients.

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

Platform 5 covers snus and modern oral nicotine pouches. Snus refers to dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose, moist loose tobacco which is put in the mouth between the lower or upper lip and gum, and Snus pouches which contain ground tobacco, water, salt and flavors. modern oral nicotine pouches consist of white pre-conditioned pouches containing nicotine derived from tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. At the end of the use, the user can dispose of the pouch. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. They contain primarily nicotine, flavors, and cellulose substrate. The nicotine used in the pouches is of pharmaceutical-grade like the nicotine used in medicinal products, such as gums and inhalers, while the flavors are approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards. In 2021, PMI acquired AG Snus Aktieselskab ("AG Snus"), as well as Fertin Pharma A/S, two companies manufacturing and/or marketing nicotine pouches. In 2022, we significantly expanded our Platform 5 products portfolio with the acquisition of Swedish Match. The acquisition also represents an expansion of our RRP presence in the United States market, where Swedish Match's ZYN brand is the leading nicotine pouch franchise.

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

As of June 30, 2023, PMI's smoke-free products were available for sale in 80 markets.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

Data shows that only a very small percentage of adult smokers who convert to our Platform 1 product switch back to cigarettes.

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other RRP platforms, and continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our RRP portfolio in “Cautionary Factors That May Affect Future Results”.

We discuss product warranties in more detail in Note 16. Product Warranty. The significance of warranty claims is dependent on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., to end the companies' commercial relationship covering Platform 1 in the U.S. as of April 30, 2024. Effective May 1, 2024, PMI will have the full rights to commercialize Platform 1 in the U.S.- the world’s largest smoke-free market. This agreement provides a clear path to expanding Platform 1's international success in a market where approximately 31 million adults continue to smoke cigarettes.

Our commercialization efforts for the other PMI-developed RRP platforms are as follows:

•In late 2022, we began commercializing our BONDS product in the Philippines and Colombia.

•Since August 2020, we have launched our Platform 4 premium vaping product (branded IQOS VEEV or VEEV) in New Zealand, Czech Republic, Finland, Croatia, Ukraine, Canada, Greece, France, Slovakia, Serbia and Poland.

•Since June 2022, we have launched our disposable vaping product VEEV NOW, in Canada, the U.K., Ukraine, Serbia, Romania, Czech Republic, Slovakia, France and Poland.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the Snus and nicotine pouch categories. Swedish Match nicotine pouches are currently available in more than 20 markets.

•In addition to Swedish Match products, we have launched a reformulated version of the already commercialized nicotine pouches bearing the Shiro brand by our affiliate AG Snus in ten markets.

RRP Regulation and Taxation: RRPs contain nicotine and are not risk-free. As we describe in more detail above, we support science-based regulation and taxation of RRPs, and believe that regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking, and should recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

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

In the United States, an established regulatory framework for assessing “Modified Risk Tobacco Products” ("MRTP") and “New Tobacco Products” exists under the jurisdiction of the FDA. We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for our Platform 1 product in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for our Platform 1 product in March 2017.

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

On July 7, 2020, the FDA determined that the available scientific evidence demonstrates that the issuance of an exposure modification order would be appropriate for the promotion of public health and authorized the marketing of a version of our

Platform 1 product, namely IQOS 2.4 and three related consumables, as an MRTP. The FDA authorized the marketing of this product in the U.S. with the following information:

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

On April 28, 2023, we submitted the Annual Report for the IQOS Tobacco Heating System ("THS") to the FDA. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2022 and February 28, 2023. The report concluded that, although the scientific evidence continues to develop and evolve, the extensive data reviewed confirms that while Heated Tobacco Products (“HTPs”) are not risk-free, the use of HTPs are likely to present less risk of harm for both users and non-users against the well-proven risks of continued cigarette smoking, and therefore continues to support the APPH status of IQOS THS.

We currently anticipate submitting a PMTA for our IQOS ILUMA THS in the fourth quarter of 2023. The PMTA submission will be followed by a sMRTPA submission for IQOS ILUMA (also planned in 2023), requesting authorization of the exposure reduction marketing order previously granted for IQOS blade versions.

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

On March 8, 2023, the FDA proposed new requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of their products. The FDA stated that these proposed requirements would help protect public health by, among other things, minimizing or preventing contamination and limiting additional risks by ensuring product consistency. The FDA held a public hearing on April 12, 2023, to gather additional comments from stakeholders, including the industry, the scientific community, advocacy groups, and the public. The proposed rule has also been made available for public comment for 180 days. The FDA will review all comments as part of the rulemaking process for this rule. PMI welcomes the FDA’s rule under section 906(e) of the Federal Food, Drug, and Cosmetic Act and plans to share its views with the FDA on this important foundational rule.

FDA actions may influence the regulatory approach of other governments and regulatory agencies.

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Bahrain, Egypt, Jordan, Saudi Arabia, Tajikistan, Tunisia, the UAE and Uzbekistan, and voluntary in Algeria, Armenia, Colombia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, the Philippines, Russia, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-vapor products (e-cigarettes) national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Bahrain, China, Egypt, Jordan, New Zealand, United Arab Emirates, and Saudi Arabia and Tajikistan, and voluntary in Costa Rica, France, Kazakhstan, the Philippines, Russia, the U.K. and Ukraine.

Currently, industry standards setting minimum quality and safety requirements for tobacco-free oral nicotine products (nicotine pouches) have been adopted in the U.K., Sweden and Pakistan. These standards are voluntary.

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

In June 2022, the SHC published new advice on e-cigarettes in which they confirm that e-cigarettes are substantially less harmful than smoking cigarettes and, therefore, a better alternative for smokers. The SHC underlines that the vast majority of the risks of tobacco smoking are not caused by nicotine, but by the harmful substances that are released by the combustion of tobacco. Based on the cited science, the SHC calls for legislation that makes a clear distinction between cigarettes and e-

cigarettes by focusing on better informing smokers about the benefits of the lower-risk (but not risk-free) alternative, as well as on protecting non-smokers and young people.

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

In April 2020, affiliates of British American Tobacco plc ("BAT") filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). On September 29, 2021, the ITC issued its Final Determination ("FD"), Limited Exclusion Order ("LEO") and Cease and Desist Order ("CDO"). The ITC upheld the finding of infringement in the FD and found a subsequent violation. The ITC issued a LEO against Philip Morris Products S.A., prohibiting the importation of infringing tobacco heating articles and components thereof, and CDOs against Altria Client Services, LLC, and certain of its affiliates, which went into effect at the end of the 60-day Presidential review period on November 28, 2021. We have appealed the patent issues. Furthermore, lawsuits based on the same patent families have been repeatedly and universally rejected in European courts and the European Patent Office. The decision has no bearing outside the United States. For further details, see Note 10. Contingencies to our condensed consolidated financial statements.

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

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World (the "Foundation"). In September 2020, our pledge agreement with the Foundation was amended. We contributed $45 million in 2020, $40 million in 2021, $17.5 million in 2022, and expect to contribute up to $35 million annually from 2023 through 2029, as specified in the amended pledge agreement. To date, we have contributed a total of $267 million. The Foundation is an independent body and is governed by its independent Board of Directors. The Foundation’s role, as set out in its corporate charter, includes funding research in the field of tobacco harm reduction, encouraging measures that reduce the harm caused by smoking, and assessing the effect of reduced cigarette consumption on the industry value chain.

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

The Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July 2020 and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. BAT has filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees and seeking EUR 50 million (approximately $55.2 million) in damages. The court admitted the claim and issued summons for PM Italia to appear in the case. At the first trial hearing on May 19, 2023, the court adjourned the case to September 25, 2023. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Impact of Inflation on Our Business and Mitigation Efforts

Like many other global companies, we have experienced inflationary pressures in 2022 and the first six months of 2023, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. While, the net result of the inflationary impacts and our efforts to mitigate these impacts were not material to PMI during these periods, we expect the impact of inflation to likely exceed $500 million in the aggregate for the full year. We expect this impact to be significantly offset by the positive elements of pricing, productivities and the mitigating factors as we progress through the year.

Inflationary impacts driven by higher wages have resulted from merit increases that reflect local inflation as we continuously evaluate our compensation and benefit offerings to be competitive with the current market. Increased transportation costs resulted from increased shipping rates for all modes of transportation (air, ocean and inland) due to ocean and air capacity constraints. Increases in cost of sales resulted from higher cost of direct materials due to the pass on of energy, transportation, labor and commodity price increases from suppliers as well as increases in utility costs, including gas and electricity prices, primarily in Europe resulting from the war in Ukraine. Raw materials such as tobacco leaf have longer inventory durations which resulted in insignificant inflationary impacts to our cost of sales in 2022; however tobacco leaf purchases in both 2022 and 2023 have been at higher prices due to inflationary impacts on fertilizer prices and labor costs, thus resulting in increases in the cost of inventory with corresponding impacts on our financial results expected in 2023. In addition, our cash flow from operations was impacted by the net working capital investment related to the procurement of tobacco leaf inventory and higher cost of direct materials, which is expected to continue in 2023.

We have taken several actions to mitigate these inflationary pressures. Mitigation efforts have included (i) indexation clauses related to commodity costs and energy pricing within contracts, (ii) tactical inventory purchases, (iii) identification of new suppliers in different geographical locations for incremental sourcing, (iv) increasing tobacco leaf inventory durations to secure additional volumes at favorable prices, (v) optimizing the mix of tobacco leaf origins and suppliers, (vi) continuous evaluation of shipping routes and methods of shipment, (vii) supplier negotiations, (viii) variable contract durations for energy costs, (ix) hedging strategies, and (x) other pricing, productivity and procurement initiatives.

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs related to restructuring activities in Note 17. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial conditions, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, recommendations of the Task Force on Climate-related Financial Disclosures, the SEC’s proposed rules regarding climate-related disclosures, the Task Force on Nature-related Financial Disclosures, the EU Corporate Sustainability Reporting Directive, the EU Taxonomy Regulation, the EU Deforestation Regulation, the EU Proposal for a Corporate Sustainability Due Diligence Directive, the International Sustainability Standards Board proposed standards, CDP, the GHG Protocol, and carbon tax programs in Europe and Canada.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the U.K., Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls regarding Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located, and authorized the imposition of blocking sanctions on anyone operating in the Russian manufacturing sector. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The U.S., the EU and Switzerland introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. The EU, Switzerland and the U.K. also prohibited technical assistance and other services related to restricted goods. The EU, Switzerland and the U.K. prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. Additionally, the EU, the U.S., the U.K., Switzerland, Canada, Australia, New Zealand and Ukraine sanctioned Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

On May 19, 2023, the U.S. OFAC issued a determination that identifies the architecture, engineering, construction, manufacturing, and transportation sectors of the Russian economy pursuant to Executive Order 14024 (“EO 14024”), thus allowing for sanctions to be imposed on persons determined to operate or have operated in any of these sectors. The potential application of this determination by OFAC to manufacturing for goods other than military goods remains unclear.

The U.S. and the U.K. banned the export of electronic cigarettes and similar personal electric vaporizing devices to Russia. Certain countries also banned the delivery of services to Russia, such as information technology consultancy services, accounting and business and management consulting services, most with exceptions for subsidiaries of U.S., E.U., or Swiss owned companies.

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

Segment Operating Results – Three Months and Six Months Ended June 30, 2023

The following discussion compares operating results within each of our segments for the three months and six months ended June 30, 2023, with the three months and six months ended June 30, 2022.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

Europe:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,402	$3,309	2.8%	3.1%	$93	$(11)	$—	$149	$(45)	$—
Operating Income	$1,563	$1,474	6.0%	3.9%	$89	$31	$—	$149	$(56)	$(35)

During the quarter, net revenues, excluding currency and acquisitions, increased by 3.1%, reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing (primarily related to the supplemental tax surcharge in Germany); partially offset by unfavorable volume/mix, mainly due to lower cigarette volume, as well as unfavorable cigarette and HTU mix, partly offset by higher HTU volume.

Operating income, excluding currency and acquisitions, increased by 3.9%, primarily reflecting: a favorable comparison to 2022 of $80 million related to the war in Ukraine and costs associated with the Swedish Match AB offer of $24 million, and favorable pricing, partly offset by higher manufacturing costs (primarily due to inflationary impacts); higher marketing, administration and research costs (primarily due to inflationary impacts); and unfavorable volume/mix, mainly due to the same factors as for net revenues.

Financial Summary
Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,312	$6,533	(3.4)%	(0.2)%	$(221)	$(208)	$—	$177	$(190)	$—
Operating Income	$2,738	$3,032	(9.7)%	(7.7)%	$(294)	$(60)	$—	$177	$(236)	$(175)

For the six months ended June 30, 2023, net revenues, excluding currency and acquisitions, decreased by 0.2%, reflecting: unfavorable volume/mix, mainly due to lower cigarette volume, as well as unfavorable HTU and cigarette mix, partly offset by higher HTU volume (despite the adverse net impact of estimated wholesaler and distributor HTU inventory movements in Germany and Italy, respectively, which was concentrated in the first quarter); largely offset by a favorable pricing variance, mainly driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing (primarily related to the supplemental tax surcharge in Germany).

The pricing variance for the full year 2022 and the first six months of 2023 was negatively impacted by the supplemental tax surcharge on heated tobacco units in Germany, which went into effect in 2022. The negative impact will continue until a ruling on the legality of the surcharge is issued. It is currently being assessed in court and the obligation to pay the surcharge is temporarily suspended. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results. The accrued liability balance will continue to increase with the continuation of the HTU selling activities and in the case of an unfavorable ruling would negatively impact PMI’s future cash provided by operating activities. A favorable ruling would positively impact future PMI’s operating results.

Operating income, excluding currency and acquisitions, decreased by 7.7%, primarily reflecting: unfavorable volume/mix, mainly due to the same factors as for net revenues; higher marketing, administration and research costs (mainly due to inflationary impacts and lower commercial investments in the prior year period); higher manufacturing costs (primarily due to inflationary impacts) and the 2023 charges for asset impairment and exit costs; partly offset by the favorable pricing variance and the 2022 charges related to the war in Ukraine.

Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market for cigarettes and HTUs in the Region decreased by 1.5% to 140.7 billion units, reflecting a 3.7% decline for cigarettes, partly offset by a 22.4% increase for HTUs. The decrease in the estimated total market was notably due to France (down by 10.4%) and the UK (down by 13.3%), partly offset by Ukraine (up by 13.4%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region decreased by 0.5% to 266.2 billion units, reflecting a 2.3% decline for cigarettes, partly offset by a 18.1% increase for HTUs. The decrease in the estimated total market was notably due to France (down by 7.3%) and the UK (down by 13.7%), partly offset by Poland (up by 3.3%).

Europe Key Data	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2023	2022	% / pp	2023	2022	% / pp
PMI Market Share
Cigarettes	30.2%	31.1%	(0.9)	30.2%	31.5%	(1.3)
Heated Tobacco Units	8.8%	7.1%	1.7	8.8%	7.6%	1.2
Total Europe	39.0%	38.2%	0.8	39.1%	39.1%	—
Note: Sum may not foot to total due to roundings

In the second quarter, our total cigarette and HTU shipment volume in the Region decreased by 0.5% to 55.4 billion units, mainly due to Italy (down by 10.2%; or by 3.0% excluding the net unfavorable impact of estimated distributor inventory movements), partly offset by Poland (up by 8.5%) and Ukraine (up by 50.3%).

Our estimated HTU adjusted in-market sales volume in the Region increased by approximately 19.7% in the quarter, reflecting the strong continued growth momentum for IQOS (supported by the further roll-out of ILUMA), including in Germany and Italy, with growth of approximately 36.9% and 16.0%, respectively.

Our HTU share of the total cigarette and HTU market in the Region increased by 1.7 points, or by 1.6 points on an adjusted basis. Adjusted HTU share for Germany reached 5.4%, an increase of 1.5 points versus the second quarter of 2022.

For the six months year-to-date, our total shipment volume decreased by 2.0% to 104.7 billion units, mainly due to Germany (down by 6.3%, or by 0.1% excluding the net unfavorable impact of estimated wholesaler inventory movements), Italy (down by 9.5%; or by 0.5% excluding the net unfavorable impact of estimated distributor inventory movements) and Spain (down by 8.3%, or by 5.5% excluding the net unfavorable impact of estimated distributor inventory movements), partly offset by Poland (up by 11.8%).

Our estimated HTU adjusted in-market sales volume in the Region increased by approximately 21.4% in the first half, including growth in Germany and Italy of approximately 36.2% and 16.0%, respectively.

Our HTU share of the total cigarette and HTU market in the Region increased by 1.2 points, or by 1.6 points on an adjusted basis.

SSEA, CIS & MEA:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,668	$2,514	6.1%	14.9%	$154	$(221)	$—	$253	$149	$(27)
Operating Income	$858	$958	(10.4)%	(0.2)%	$(100)	$(98)	$—	$253	$(35)	$(220)
During the quarter, net revenues, excluding currency and acquisitions, increased by 14.9%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing, with HTU pricing also higher; and favorable volume/mix, primarily driven by favorable cigarette mix, as well as higher volume for cigarettes, HTUs and devices.

Operating income, excluding currency and acquisitions, decreased by 0.2%, primarily reflecting: higher manufacturing costs (primarily due to inflationary impacts); higher marketing, administration and research costs; and unfavorable volume/mix, mainly due to cigarettes; partly offset by the favorable pricing variance.

Financial Summary
Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,145	$4,959	3.8%	10.4%	$186	$(332)	$—	$486	$185	$(153)
Operating Income	$1,570	$1,923	(18.4)%	(11.0)%	$(353)	$(142)	$—	$486	$(114)	$(583)

For the six months ended June 30, 2023, net revenues, excluding currency and acquisitions, increased by 10.4%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing, with HTU pricing also higher; and favorable volume/mix, primarily driven by favorable cigarette volume/mix, as well as higher volume for HTUs and devices. The increase was partially offset by the 2023 termination of a distribution arrangement in the Middle East of $80 million (recognized as a reduction in net revenues) and lower fees for certain distribution rights billed to customers in certain markets, both included in "Cost/Other" in the table above.

Operating income, excluding currency and acquisitions, decreased by 11.0%, primarily reflecting: the termination of a distribution arrangement, as noted for net revenues, higher manufacturing costs (primarily due to inflationary impacts); higher marketing, administration and research costs; unfavorable volume/mix, mainly due to cigarettes, partly offset by higher HTU volume; and the impact of lower fees for certain distribution rights, as noted for net revenues; partially offset by the favorable pricing variance.

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market for cigarettes and HTUs in the Region decreased by around 3%, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Egypt (down by 28.7%), Indonesia (down by 4.7%) and Pakistan (down by 49.5%), partly offset by Turkey (up by 14.4%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region decreased by around 2%, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Egypt (down by 16.3%), Indonesia (down by 5.6%), Pakistan (down by 41.8%) and the Philippines (down by 19.7%), partly offset by Bangladesh (up by 26.6%) and Turkey (up by 12.4%).

In the second quarter, our total cigarette and HTU shipment volume in the Region increased by 2.6% to 90.3 billion units, mainly driven by Egypt (up by 23.2%) and Turkey (up by 27.6%), partly offset by Pakistan (down by 57.7%) and the Philippines (down by 19.8%).

For the six months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 0.6% to 172.2 billion units, mainly driven by Algeria (up by 39.9%), Egypt (up by 15.0%) and Turkey (up by 22.7%), partly offset by Indonesia (down by 4.1%), Pakistan (down by 50.5%) and the Philippines (down by 26.3%).

EA, AU & PMI DF:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,680	$ 1,464	14.8%	23.8%	$216	$(133)	$—	$23	$326	$—
Operating Income	$ 544	$ 528	3.0%	27.7%	$16	$(130)	$—	$23	$244	$(121)

During the quarter, net revenues, excluding currency and acquisitions, increased by 23.8%, reflecting: favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume. Pricing variance was favorable, driven by higher cigarette pricing largely offset by lower HTU (net) pricing (primarily related to Japan).

Operating income, excluding currency and acquisitions, increased by 27.7%, mainly reflecting: favorable volume/mix, primarily driven by the same factors as for net revenues; and lower supply chain costs, partly offset by the 2023 charge related to the South Korea indirect tax of $204 million.

Financial Summary
Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,200	$3,051	4.9%	14.8%	$149	$(303)	$—	$37	$415	$—
Operating Income	$1,167	$1,213	(3.8)%	16.4%	$(46)	$(245)	$—	$37	$289	$(127)

For the six months ended June 30, 2023, net revenues, excluding currency and acquisitions, increased by 14.8%, reflecting favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable smoke-free product mix (for HTUs and devices). Pricing variance was favorable, driven by higher cigarette and device pricing largely offset by lower HTU (net) pricing (primarily related to Japan).

Operating income, excluding currency and acquisitions, increased by 16.4%, mainly reflecting favorable volume/mix, primarily driven by the same factors as for net revenues, and lower supply chain costs, partly offset by the 2023 charge related to the South Korea indirect tax of $204 million.

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market for cigarettes and HTUs in the Region, excluding China, increased by around 2%, reflecting growth for HTUs, partly offset by a decline for cigarettes. The increase in the estimated total market was mainly driven by International Duty Free (up by 41.4%), partly offset by Australia (down by 15.3%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding China, increased by around 2%, reflecting growth for HTUs, partly offset by a decline for cigarettes. The increase in the estimated total market was mainly driven by Japan (up by 1.4%) and International Duty Free (up by 42.7%), partly offset by Australia (down by 14.9%).

In the second quarter, our total cigarette and HTU shipment volume in the Region increased by 19.8% to 27.1 billion units, mainly driven by Japan (up by 38.7%).

Excluding the net favorable impact of estimated distributor inventory movements (notably driven by cigarettes and HTUs in Japan), our total in-market sales volume for cigarettes and HTUs increased by 6.8% (reflecting a 16.6% increase for HTUs, partly offset by a 0.6% decline for cigarettes). Our total in-market sales volume in Japan increased by 6.0%, reflecting a 14.7% increase for HTUs, partly offset by an 8.0% decline for cigarettes.

For the six months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 12.0% to 51.9 billion units, mainly driven by Japan (up by 19.8%) and International Duty Free (up by 10.5%).

Excluding the net favorable impact of estimated distributor inventory movements (notably due to HTUs in Japan, partly offset by cigarettes in Japan and International Duty Free), our total in-market sales for cigarettes and HTUs increased by 7.5% (reflecting a 17.2% increase for HTUs and a 0.2% increase for cigarettes). Our total in-market sales volume in Japan increased by 7.5%, reflecting a 16.3% increase for HTUs, partly offset by a 6.6% decline for cigarettes.

Americas:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$476	$469	1.5%	(1.5)%	$7	$14	$—	$36	$(40)	$(3)
Operating Income	$70	$130	(46.2)%	(26.2)%	$(60)	$(26)	$—	$36	$(26)	$(44)

During the quarter, net revenues, excluding currency and acquisitions, decreased by 1.5%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable cigarette mix; partly offset by a favorable pricing variance, driven by higher combustible tobacco pricing.

Operating income, excluding currency and acquisitions, decreased by 26.2%, mainly reflecting: higher marketing, administration and research costs (including incremental investments in the U.S. in preparation for smoke-free product commercialization); unfavorable volume/mix, mainly due to the same factors as for net revenues; and higher manufacturing costs; partly offset by the favorable pricing variance.

Financial Summary
Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$921	$893	3.1%	0.6%	$28	$23	$—	$73	$(61)	$(7)
Operating Income	$136	$251	(45.8)%	(31.5)%	$(115)	$(36)	$—	$73	$(43)	$(109)

For the six months ended June 30, 2023, net revenues, excluding currency and acquisitions, increased by 0.6%, primarily reflecting: a favorable pricing variance, driven by higher combustible tobacco pricing; partly offset by unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable cigarette mix.

Operating income, excluding currency and acquisitions, decreased by 31.5%, mainly reflecting: higher marketing, administration and research costs (including incremental investments in the U.S. in preparation for smoke-free product commercialization); unfavorable volume/mix, mainly due to the same factors as for net revenues; and higher manufacturing costs; partly offset by the favorable pricing variance.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by around 2%, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Canada (down by 7.3%) and Mexico (down by 7.6%), partly offset by Brazil (up by 2.9%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., increased by less than one percent, primarily reflecting growth for cigarettes. The increase in the estimated total market was mainly driven by Brazil (up by 8.7%), partly offset by Canada (down by 11.5%) and Mexico (down by 6.8%).

In the second quarter, our total cigarette and HTU shipment volume in the Region decreased by 3.3% to 15.7 billion units, mainly due to Argentina (down by 4.3%) and Mexico (down by 10.2%), partly offset by Brazil (up by 11.6%).

For the six months year-to-date, our total cigarette and HTU shipment volume in the Region decreased by 1.4% to 30.7 billion units, mainly due to Argentina (down by 2.5%) and Mexico (down by 9.8%), partly offset by Brazil (up by 15.5%).

Swedish Match:

As of November 11, 2022, PMI became the owner of a majority position in Swedish Match and started consolidating Swedish Match operating results. The business operations of our Swedish Match segment are evaluated separately from the geographical segments.

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$665	$—	—%	—%	$665	$—	$665	$—	$—	$—
Operating Income	$264	$—	—%	—%	$264	$—	$264	$—	$—	$—

We recorded net revenues of $665 million in the Swedish Match segment for the quarter, with smoke-free products accounting for over 77% of the segment's total net revenues.

We recorded operating income of $264 million in the second quarter. This included $49 million related to the amortization of acquired intangibles.

Financial Summary
Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,246	$—	—%	—%	$1,246	$—	$1,246	$—	$—	$—
Operating Income	$457	$—	—%	—%	$457	$—	$457	$—	$—	$—

For the six months ended June 30, 2023, we recorded net revenues of $1.2 billion in the Swedish Match segment, with smoke-free products accounting for over 77% of the segment's total net revenues.

We recorded operating income of $457 million for the six months ended June 30, 2023. This included $99 million related to the amortization of acquired intangibles and $18 million of charges related to an acquisition accounting-related item.

Swedish Match - PMI Shipment Volume Commentary

Swedish Match Oral Product Shipment Volume (1) (million cans)	Second-Quarter			Six Months Year-to-Date
Nicotine Pouches	2023	2022	Change	2023	2022	Change
U.S.	89.9	—	—%	163.1	—	—%
Scandinavia	7.5	—	—%	14.1	—	—%
Other	1.3	—	—%	2.3	—	—%
Total Nicotine Pouches	98.7	—	—%	179.5	—	—%
Snus
Scandinavia	56.9	—	—%	107.4	—	—%
Other	1.8	—	—%	3.8	—	—%
Total Snus	58.7	—	—%	111.2	—	—%

Moist Snuff	34.1	—	—%	69.3	—	—%

Other	1.2	—	—%	2.5	—	—%

Total Oral Products	192.7	—	—%	362.5	—	—%
(1) Excluding U.S. chew

Swedish Match Combustible Tobacco Shipment Volume (million units)	Second-Quarter			Six Months Year-to-Date
	2023	2022	Change	2023	2022	Change
Cigars	430.3	—	—%	907.1	—	—%

For comparison purposes, the following commentaries assumed the inclusion of Swedish Match's second quarter and first six months of 2022 shipment volume prior to our acquisition, thereby providing the comparability of Swedish Match's volume performance between periods. Volume comparisons versus Swedish Match's 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

Second-Quarter

Swedish Match's total shipment volume for oral products increased by 15.1% versus its corresponding shipments of 167.4 million cans in the second quarter of 2022.

Nicotine pouch shipment volume increased by 47.5% compared to Swedish Match's second-quarter 2022 shipment volume of 66.9 million cans, mainly driven by 53.1% growth for ZYN in the U.S. In Scandinavia, shipment volume for nicotine pouches grew by 4.5%.

Shipment volume for snus declined by 10.2% compared to Swedish Match's second-quarter 2022 shipment volume of 65.4 million cans. The decrease was primarily due to Scandinavia, mainly reflecting the comparison versus an exceptionally strong total market in the prior year period.

Cigar shipment volume declined by 6.0% compared to Swedish Match's second-quarter 2022 cigar shipment volume of 457.7 million units, primarily due to the impact of price increases partly offset by higher share of market in the natural leaf segment.

Six Months Year-to-Date

Swedish Match's total shipment volume for oral products increased by 12.6% versus its corresponding shipments of 321.9 million cans in the first six months of 2022.

Nicotine pouch shipment volume increased by 45.4% compared to the Swedish Match's first-half 2022 shipment volume of 123.5 million cans, reflecting 50.1% growth for ZYN in the U.S. In Scandinavia, shipment volume for nicotine pouches grew by 9.6%.

Shipment volume for snus declined by 12.9% compared to the Swedish Match's first-half 2022 shipment volume of 127.6 million cans.

Swedish Match's performance in the first-half primarily reflected the same factors as in the quarter, coupled with the impact of excise tax and price increases on snus in Scandinavia in the first quarter (including related inventory movements).

Cigar shipment volume declined by 0.9% compared to Swedish Match's first-half 2022 cigar shipment volume of 915.1 million units, mainly due to the same factors as in the quarter.

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

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$76	$76	—%	—%	$—	$—	$—	$(2)	$—	$2
Operating Income / (Loss)	$(733)	$(34)	-(100)%	-(100)%	$(699)	$(3)	$—	$(2)	$—	$(694)

During the quarter, net revenues, excluding currency and acquisitions, were flat, notably reflecting higher net revenues for smoking cessation products, offset by the unfavorable impact of phasing for select inhalation products.

The operating loss of $733 million was primarily due to an impairment charge for goodwill and other intangibles of $680 million, as well as investments in research and development. For further details on the impairment charge for goodwill and other intangibles, see Note 6. Goodwill and Other Intangible Assets, net.

Financial Summary
Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$162	$142	14.1%	17.6%	$20	$(5)	$—	$23	$—	$2
Operating Income / (Loss)	$(771)	$(65)	-(100)%	-(100)%	$(706)	$(2)	$—	$23	$—	$(727)

For the six months ended June 30, 2023, net revenues, excluding currency and acquisitions, increased by 17.6%, notably driven by the favorable impact of phasing for select inhalation products (notably in the first quarter), coupled with higher net revenues for smoking cessation products.

The operating loss of $771 million was primarily due to an impairment charge for goodwill and other intangibles of $680 million in the second quarter, as well as investments in research and development.

For 2023, we currently expect Wellness and Healthcare net revenues of around $300 million (including smoking cessation products).

Financial Review

Cash Flow Highlights

	For the Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$2,487	$4,642
Net cash used in investing activities	(1,074)	(55)
Net cash used in financing activities	(920)	(3,800)

Net Cash Provided by Operating Activities
During the first six months of 2023, net cash provided by operating activities was $2.5 billion as compared to $4.6 billion in the first six months of 2022. Excluding unfavorable currency movements of $0.7 billion, the unfavorable variance of $1.5 billion was due primarily to higher working capital requirements.

The higher working capital requirements in the first six months of 2023 as compared with the first six months of 2022 were primarily due to more cash used in accrued liabilities and other current assets and more cash used for inventory mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and timing of the corresponding excise tax payments, as well as more cash used in accounts payable primarily reflecting payment for higher IQOS ILUMA device purchases in the fourth quarter of 2022 to meet the needs of ILUMA launches, partly offset by less cash used in accounts receivable mainly reflecting the timing of sales and cash collections.

For the full year 2023, we currently expect net cash provided by operating activities of $10 billion to $11 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Used in Investing Activities

During the first six months of 2023, net cash used in investing activities increased by $1.0 billion as compared with the first six months of 2022. This increase in cash used was primarily due to the unfavorable movements of $856 million in net investment hedges of Euro assets and was principally related to changes in exchange rates between the Euro and the U.S. dollar, as well as an increase in other investments. For further detail on our derivatives designated as net investment hedges and other investments, see Note 7. Financial Instruments.

Capital expenditures of $639 million during the first six months of 2023 increased by $161 million as compared with the first six months of 2022. The 2023 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2023 to be approximately $1.3 billion, partly reflecting increased investments behind smoke-free product manufacturing capacity, including for ILUMA consumables and Swedish Match's portfolio.

Net Cash Used in Financing Activities

During the first six months of 2023, net cash used in financing activities was $920 million as compared to $3.8 billion in the first six months of 2022. The decrease in net cash used was primarily due to higher net borrowings in 2023 reflecting proceeds from long-term debt issuances in 2023 of $7.7 billion and higher net short-term borrowings (primarily commercial paper), partially offset by repayment on the bridge facility related to the Swedish Match acquisition and higher long-term debt repayments. The decrease was also due to a favorable comparison resulting from transactions with noncontrolling interests related to our Turkish subsidiaries (sale of noncontrolling stakes in 2023 compared to purchase of such stakes in 2022) and the suspension of share repurchases. The decrease was partially offset by payments to acquire remaining issued and outstanding shares in Swedish Match. For further details on the transactions with noncontrolling interests in our Turkish subsidiaries and our purchase of remaining Swedish Match shares, see Note 2. Acquisitions.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the full-year 2022, the activities for such reverse repurchase agreements were not material. For the six months ended June 30, 2023, we did not enter into such reverse repurchase agreements.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2023, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Stable

Revolving Credit Facilities

At June 30, 2023, our committed revolving credit facilities were as follows:

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

At June 30, 2023, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, we currently expect to request a further extension of the terms of our $2.5 billion multi-year revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.7 billion at June 30, 2023, and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $146 million at June 30, 2023, and $295 million at December 31, 2022.

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

PMI borrowed $8.4 billion under the bridge facility by delivering notices of borrowing for advances of $7.9 billion and $0.5 billion on November 7, 2022 and November 10, 2022, respectively. All amounts borrowed under the bridge facility would become due on November 8, 2023 unless prepaid or such maturity date is extended pursuant to the terms of the bridge facility. On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022 and February 17, 2023, PMI repaid $4.0 billion and $4.4 billion, respectively, under the bridge facility. Effective February 20, 2023, the remaining outstanding commitments under the bridge facility were fully canceled and the bridge facility agreement was terminated in accordance with its terms. As of June 30, 2023 and December 31, 2022, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 2. Acquisitions.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2023, we had $4.0 billion of commercial paper outstanding. At December 31, 2022, we had $0.9 billion commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2023 was $3.9 billion. The average commercial paper balance outstanding during 2022 was $3.1 billion.

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

Debt – Our total debt was $47.9 billion at June 30, 2023 and $43.1 billion at December 31, 2022.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first six months of 2023 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$1,250	4.875%	February 2023	February 2026
U.S. dollar notes	(a)	$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(a)	$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(a)	$1,500	5.375%	February 2023	February 2033
U.S. dollar notes	(a) (b)	$450	4.875%	May 2023	February 2026
U.S. dollar notes	(a) (c)	$550	4.875%	May 2023	February 2028
U.S. dollar notes	(a) (d)	$700	5.125%	May 2023	February 2030
U.S. dollar notes	(a) (e)	$750	5.375%	May 2023	February 2033
(a) Interest is payable semi-annually, commencing in August 2023
(b) These notes are a further issuance of the 4.875% notes issued in February 2023
(c) These notes are a further issuance of the 4.875% notes issued in February 2023
(d) These notes are a further issuance of the 5.125% notes issued in February 2023
(e) These notes are a further issuance of the 5.375% notes issued in February 2023

On February 17, 2023, PMI applied a portion of the net proceeds of the debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. PMI used a portion of the May 2023 net proceeds to pay the remaining cash consideration due in accordance with the terms of its agreement with Altria. For further details on our agreement with Altria, see Note 2. Acquisitions. The remaining net proceeds of the February and May 2023 offerings have been or will be used for general corporate purposes.

Guarantees – At June 30, 2023, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for a then equity method investee that was subsequently divested in 2022. For further details, see Note 10. Contingencies to our condensed consolidated financial statements.

Swedish Match Notes Consent Solicitation and PMI Guarantee

On June 15, 2023, our wholly owned subsidiary, Swedish Match AB ("Swedish Match"), initiated a public consent solicitation of eligible holders of certain outstanding series of its notes to amend certain terms and conditions of these respective notes. As consideration for the noteholders consenting to these amendments, it was further proposed that Swedish Match procures a guarantee from Philip Morris International Inc. to guarantee Swedish Match’s payment obligations under these notes. As of June 30, 2023, Swedish Match’s obligations under its outstanding notes are included in our consolidated financial statements. The Swedish Match eligible noteholders have provided the requisite irrevocable consent instructions voting in favor of the amendments, which we expect to be passed by way of extraordinary resolution at the noteholders’ meeting scheduled for July 28, 2023.

Equity and Dividends

We discuss our stock awards as of June 30, 2023 in Note 4. Stock Plans to our condensed consolidated financial statements.

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

Dividends paid in the first six months of 2023 were $4.0 billion. During the third quarter of 2022, our Board of Directors approved a 1.6% increase in the quarterly dividend to $1.27 per common share. As a result, the present annualized dividend rate is $5.08 per common share.

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
Our key strategic priorities are to: (i) develop and commercialize products that present less risk of harm to adult smokers who switch to reduced-risk products versus continued cigarette smoking; and (ii) encourage and educate current adult smokers who would otherwise continue to smoke cigarettes to switch to those products. For our efforts to be successful, we must:
•develop RRPs that adult smokers who would otherwise continue to smoke cigarettes find to be satisfying alternatives to smoking;
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

The WHO study group on tobacco product regulation published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the FCTC Secretariat published two reports on novel and emerging tobacco products to the Ninth Session of the CoP of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to the Tenth Session of the CoP ("CoP 10"), currently scheduled to take place in November of 2023. In May 2023, the WHO’s Executive Board noted the report summarizing the eleventh meeting of the WHO Study Group on Tobacco Products Regulation ("TobReg"). The full report from this meeting is not yet published. In June 2023, during the virtual press conference on global health issues, the WHO Director General called on governments to strictly regulate nicotine-containing products, like e-cigarettes. It is not possible to predict whether or to what extent these developments will be reflected in the WHO’s reports to CoP 10, for which documents relating thereto are expected to be published in September 2023 (at least 60 days before CoP 10). The WHO’s reports are not binding on the WHO Member States nor on parties to the FCTC

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development of science-based regulatory frameworks for the commercialization of the RRP category and the commercialization of the RRP category in general.

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

Our RRPs are novel products in a new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, particularly during the early stages of this new product category, due to geopolitical or macroeconomic events that negatively impact RRP availability or adoption, which in turn may have a material adverse effect on our results of operation.

We may be unsuccessful in our efforts to differentiate reduced-risk products and cigarettes with respect to taxation.

To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes due to the absence of combustion, and accordingly they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, we are unable to predict whether regulators will be issuing new regulations under which RRPs will be equally taxed in line with other tobacco products such as ordinary cigarettes. However, if we cease to be successful in these efforts, RRP unit margins may be materially adversely affected, which in turn may have a material adverse effect on our results of operation.

Consumption of tax-paid cigarettes continues to decline in many of our markets.

This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking, health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in the "Business Environment" section in this Form 10-Q. A continuous decline in the consumption of cigarettes could have a material adverse effect on our revenue and profitability, which in turn may have a material adverse effect on our ability to fund our smoke-free transformation.
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

Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of reducing or preventing the use of tobacco or nicotine-containing products.
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

Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.

We currently generate significant cash flows from ongoing operations and have access to global credit markets through our various short- and long term financing activities. Our financial performance, credit ratings, interest rates, the stability of financial institutions with which we partner, geopolitical or national developments, the stability and liquidity of the credit markets and the state of the global economy could affect the availability and cost of financing.

Disruption in the credit markets, limitations on our ability to borrow or a downgrade of our current credit rating could increase our future borrowing costs which could materially and adversely affect our financial condition and results of operations. In addition, tighter or more volatile credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flow and financial condition.

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

The short and long-term implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. The likelihood of retaliatory action by the Russian government against companies, including PMI, as a result of actions and statements made in response to the Russian invasion or otherwise, including the possibility of legal action against us or our employees; the deprivation of rights in, or access to, our Russian assets; or nationalization of foreign businesses or assets (including cash reserves held in Russia and intangible assets such as trademarks), is impossible to predict. We are continuously assessing the evolving situation in Russia, including recent regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In Ukraine, there is no way to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

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

Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Factors beyond our control, such as, without limitation, natural disasters, extreme weather events, pandemics (including COVID-19), economic, political, regulatory, acts of war or threats of war, or other developments could disrupt or increase the expenses related to our supply chain, manufacturing capabilities, distribution capabilities, or the energy and other utility services required to operate our factories, warehouses, and other premises. Our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. For example, the global pandemic outbreak of the COVID-19 virus in 2020 created significant societal and economic disruption and the closure of stores, factories and offices, restrictions on manufacturing, distribution and travel, and supply chain disruptions, among other impacts. Such developments – including the impact on energy prices and availability in the EU and elsewhere resulting from the invasion of Ukraine by Russia – could cause significant volume declines in our duty-free business and certain other key markets, disrupt or delay our manufacturing and supply chains, increase currency volatility, increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our business, operations, volumes, revenue, cash flows, financial position, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine and climate change, above.

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

Increasing inflationary pressures may result in significant increases to our expenses, including direct materials, wages, energy, and transportation costs. While we take actions, wherever possible, to reduce the impact of the effects of inflation, in cases of sustained and elevated inflation across several of our major markets, it may be difficult to effectively control the increases to our costs. In recent periods, increased inflation has and may continue to lead to growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. Increasing inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products. We expect inflation to remain elevated through 2023. If we are unable to increase our prices sufficiently or take other actions to mitigate the effect of increasing inflationary pressures, our profitability and financial position could be negatively impacted.

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
In periods of economic uncertainty, adult consumers may tend to purchase low-price brands, and the volume of our premium-price and mid-price brands and our profitability could be materially adversely impacted as a result. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation. In addition to economic uncertainty (including recessions and inflation) unusual weather events and global or local epidemics, endemics or pandemics (such as COVID-19) could result in changes to the preferences of our adult consumers and lower demand for our products, particularly for our mid-price or premium-price brands.

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

Risks Related to Cybersecurity and Data Governance

We are significantly dependent on our and third party information technology networks and systems, and a cybersecurity incident or attack against those networks or systems may adversely impact our business and operations.

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

An actual or alleged failure to comply with complex and changing privacy, data, artificial intelligence and information security laws and regulations under the EU General Data Protection Regulation, various United States state and federal laws, and other similar privacy and information security laws across the jurisdictions in which PMI operates, such as the failure to protect personal data; implement appropriate technological and reasonable security measures; implement and maintain appropriate safeguards for personal data being transferred internationally; respect the privacy rights of data subjects; provide sufficient detailed notices of personal data processing; retrieve consent and provide opt-outs; meet stringent timeframe requirements for incident reporting to regulatory authorities; comply with artificial intelligence regulations; and others, could have a material adverse effect on us, subject us to substantial fines and/or legal challenges, and/or harm our business, reputation, financial condition, or operating results. Such laws and regulations across the jurisdictions in which PMI operates may vary, resulting in inconsistent or conflicting legal obligations.

Risks Related to the Acquisitions of Swedish Match, OtiTopic, Inc. ("OtiTopic"), Fertin Pharma A/G ("Fertin Pharma") and Vectura Group Ltd. ("Vectura") (collectively, the "Acquisitions")

As previously disclosed in this Form 10-Q, since 2021, we acquired Swedish Match, OtiTopic, Fertin Pharma and Vectura, and subsequently launched Vectura Fertin Pharma, our new Wellness and Healthcare business consolidating OtiTopic, Fertin Pharma and Vectura.

We may be unable to successfully integrate and realize the expected benefits from the Acquisitions.

The successful integration of the acquired businesses and their operations into those of our own and our ability to realize the benefits of the Acquisitions are subject to a number of risks and uncertainties, many of which are not in our control. The risks and uncertainties relating to integrating the businesses acquired include, among other things: (i) the challenge of integrating complex organizations, systems, operating procedures, industry specific compliance programs, technology, networks and other assets of the businesses that we acquire, and the costs related to such integration efforts; (ii) the possibility that we are unable to gain access to differentiated intellectual property, proprietary technology, and pharmaceutical development expertise as anticipated by these Acquisitions, and thus fail to realize our desired entry into additional smoke-free, wellness, therapeutic and healthcare platforms; (iii) the challenge of integrating the cultures and business practices of each of Swedish Match, Fertin Pharma and Vectura to our culture and business practices, which if not managed correctly, could lead to difficulties in retaining key management and other key employees; and (iv) the challenge of achieving a successful integration as a result of our affiliation to our combustible product portfolio. In addition, even if we are able to successfully integrate, the anticipated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the success of the Acquisitions also depends on Swedish Match's continued growth in highly competitive markets and on the success of the research and development efforts of Vectura Fertin Pharma, including the ability to obtain regulatory approval for new products, and the ability to commercialize or license these new products developed by them. Moreover, our combustible product portfolio may stand in the way of introducing and growing new product categories and may prevent our business from developing a long-term sustainable ecosystem of products in the wellness, therapeutic, and healthcare categories.

The businesses that we acquired in the Acquisitions may have liabilities that are not known to us.

The businesses that we have acquired may have liabilities that we were unable to identify, or were unable to discover, in the course of performing our due diligence investigations during the Acquisitions thereof. There is no assurance that the indemnification available to us under the respective acquisition agreements, will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the respective business or property that we will assume upon consummation of each Acquisition. Furthermore, the acquisition of Swedish Match was structured as a direct purchase of shares from Swedish Match shareholders and therefore did not include an acquisition agreement or indemnification rights. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.
Our share repurchase activity for each of the three months in the quarter ended June 30, 2023, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2023 – April 30, 2023 (1)	—	$—	10,481,359	$6,016,847,275
May 1, 2023 – May 31, 2023 (1)	—	$—	10,481,359	$6,016,847,275
June 1, 2023 – June 30, 2023 (1)	—	$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2023 – April 30, 2023 (2)	4,252	$96.76
May 1, 2023 – May 31, 2023 (2)	1,973	$96.48
June 1, 2023 – June 30, 2023 (2)	3,842	$92.90
For the Quarter Ended June 30, 2023	10,067	$95.23

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

Item 5.    Other Disclosures.

During the three months ended June 30, 2023, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1	Supplemental letter to the Employment Agreement with Jacek Olczak, effective April 1, 2023.

10.2	Supplemental letter to the Employment Agreement with Stefano Volpetti, effective April 1, 2023.

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
July 27, 2023