Form 10-Q
period 2023-09-30
Philip Morris International Inc.
filed 2023-10-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 20, 2023, there were 1,552,405,991 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Net revenues 1 & 2 (Note 14)	26,127	23,610
Cost of sales [3] (Notes 3 & 6)	9,431	8,191
Gross profit	16,696	15,419
Marketing, administration and research costs [4] (Notes 3, 6, 9, 10 & 17)	8,029	6,097
Operating income	8,667	9,322
Interest expense, net	788	418
Pension and other employee benefit costs (Note 5)	36	16
Earnings before income taxes	7,843	8,888
Provision for income taxes	2,019	1,835
Equity investments and securities (income)/loss, net	(131)	20
Net earnings	$5,955	$7,033
Net earnings attributable to noncontrolling interests	338	382
Net earnings attributable to PMI	$5,617	$6,651
Per share data (Note 8):
Basic earnings per share	$3.61	$4.28
Diluted earnings per share	$3.61	$4.27
(1) Includes net revenues from related parties of $2,631 million and $2,634 million for the nine months ended September 30, 2023 and 2022, respectively
(2) Net of excise tax on products of $37,140 million and $37,028 million for the nine months ended September 30, 2023 and 2022, respectively
(3) Includes an impairment charge for other intangibles of $112 million for the nine months ended September 30, 2022. For further details, see Note 6. Goodwill and Other Intangible Assets, net
(4) Includes an impairment charge for goodwill and other intangibles of $680 million and a charge of $204 million for the South Korea indirect tax charge for the nine months ended September 30, 2023, respectively. For further details, see Note 6. Goodwill and Other Intangible Assets, net and Note 10. Contingencies

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Net revenues 1 & 2 (Note 14)	9,141	8,032
Cost of sales [3] (Notes 3 & 6)	3,165	2,935
Gross profit	5,976	5,097
Marketing, administration and research costs (Notes 3 & 9)	2,606	2,129
Operating income	3,370	2,968
Interest expense, net	261	138
Pension and other employee benefit costs (Note 5)	8	7
Earnings before income taxes	3,101	2,823
Provision for income taxes	1,031	622
Equity investments and securities (income)/loss, net	(101)	(21)
Net earnings	2,171	2,222
Net earnings attributable to noncontrolling interests	117	135
Net earnings attributable to PMI	$2,054	$2,087
Per share data (Note 8):
Basic earnings per share	$1.32	$1.34
Diluted earnings per share	$1.32	$1.34
(1) Includes net revenues from related parties of $857 million and $1,087 million for the three months ended September 30, 2023 and 2022, respectively
(2) Net of excise taxes of $13,092 million and $12,856 million for the three months ended September 30, 2023 and 2022, respectively
(3) Includes an impairment charge for other intangibles of $112 million for the three months ended September 30, 2022. For further details, see Note 6. Goodwill and Other Intangible Assets, net

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Net earnings	$5,955	$7,033
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(12) in 2023 and $(340) in 2022	(669)	(352)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2023 and 2022	4	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2023 and $29 in 2022	—	63
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(20) in 2023 and $(37) in 2022	59	164
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(56) in 2023 and $(106) in 2022	304	523
(Gains) losses transferred to earnings, net of income taxes of $30 in 2023 and $18 in 2022	(155)	(106)
Total other comprehensive earnings (losses)	(457)	292
Total comprehensive earnings	5,498	7,325
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	139	385
Comprehensive earnings attributable to PMI	$5,359	$6,940

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2023	2022
Net earnings	$2,171	$2,222
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(95) in 2023 and $(158) in 2022	158	(571)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2023 and 2022	2	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2023 and $(7) in 2022	—	27
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(6) in 2023 and $(15) in 2022	18	54
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(8) in 2023 and $(52) in 2022	58	222
(Gains) losses transferred to earnings, net of income taxes of $8 in 2023 and $9 in 2022	(51)	(51)
Total other comprehensive earnings (losses)	185	(319)
Total comprehensive earnings	2,356	1,903
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	74	61
Comprehensive earnings attributable to PMI	$2,282	$1,842

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$3,017	$3,207
Trade receivables (less allowances of $80 in 2023 and $42 in 2022) (1)	3,891	3,850
Other receivables (less allowances of $33 in 2023 and $32 in 2022)	898	906
Inventories:
Leaf tobacco	1,972	1,674
Other raw materials	2,198	2,028
Finished product	5,475	6,184
	9,645	9,886
Other current assets	1,742	1,770
Total current assets	19,193	19,619
Property, plant and equipment, at cost	15,893	15,443
Less: accumulated depreciation	9,010	8,733
	6,883	6,710
Goodwill (Note 6)	16,509	19,655
Other intangible assets, net (Note 6)	9,579	6,732
Equity investments (Note 14)	4,691	4,431
Deferred income taxes	577	603
Other assets (less allowances of $24 in 2023 and $20 in 2022) (Note 2)	5,495	3,931
TOTAL ASSETS	$62,927	$61,681

(1) Includes trade receivables from related parties of $655 million and $688 million as of September 30, 2023, and December 31, 2022, respectively (less allowances of $43 million as of September 30, 2023 and $7 million as of December 31, 2022). For further details, see Note 14. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022
LIABILITIES
Short-term borrowings (Note 12)	$2,149	$5,637
Current portion of long-term debt (Note 12)	2,652	2,611
Accounts payable	3,533	4,076
Accrued liabilities:
Marketing and selling	857	695
Taxes, except income taxes	5,853	7,440
Employment costs	1,131	1,168
Dividends payable	2,040	1,990
Other	2,250	2,679
Income taxes	1,082	1,040
Total current liabilities	21,547	27,336
Long-term debt (Note 12)	42,914	34,875
Deferred income taxes	2,903	1,956
Employment costs	1,915	1,984
Income taxes and other liabilities	1,354	1,841
Total liabilities	70,633	67,992
Contingencies (Note 10)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2023 and 2022)	—	—
Additional paid-in capital	2,253	2,230
Earnings reinvested in the business	33,919	34,289
Accumulated other comprehensive losses (Note 13)	(9,817)	(9,559)
	26,355	26,960
Less: cost of repurchased stock (556,942,754 and 559,098,620 shares in 2023 and 2022, respectively)	35,788	35,917
Total PMI stockholders’ deficit	(9,433)	(8,957)
Noncontrolling interests	1,727	2,646
Total stockholders’ deficit	(7,706)	(6,311)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$62,927	$61,681

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,955	$7,033

Adjustments to reconcile net earnings to operating cash flows:
Depreciation, amortization and impairment of goodwill and other intangibles	1,709	898
Deferred income tax (benefit) provision	34	(146)
Asset impairment and exit costs, net of cash paid (Note 17)	35	(79)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	(267)	(963)
Inventories	(181)	793
Accounts payable	(623)	275
Accrued liabilities and other current assets	(922)	(326)
Income taxes	(201)	(190)
Pension plan contributions, net of refunds (Note 5)	(96)	38
Other	459	377
Net cash provided by operating activities	5,902	7,710

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(1,010)	(730)
Altria Group, Inc. agreement (Note 2)	(1,775)	—
Equity investments	(111)	(20)
Net investment hedges and other derivatives (Note 7)	(110)	634
Other	(24)	(35)
Net cash used in investing activities	(3,030)	(151)

(1) Includes amounts from related parties of $(130) million and $(226) million for September 30, 2023 and 2022, respectively

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$356	$2,619
Issuances - maturities longer than 90 days	1,109	795
Repayments - maturities longer than 90 days	(554)	(795)
Repayments under credit facilities related to Swedish Match AB acquisition	(4,430)	—
Long-term debt proceeds	9,959	—
Long-term debt repaid	(2,034)	(1,979)
Repurchases of common stock	—	(209)
Dividends paid	(5,941)	(5,839)
Payments to acquire Swedish Match AB noncontrolling interests (Note 2)	(883)	—
Noncontrolling interests activity and Other (Note 2)	(267)	(663)
Net cash used in financing activities	(2,685)	(6,071)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(370)	(614)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	(183)	874
Balance at beginning of period	3,217	4,500
Balance at end of period	$3,034	$5,374

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $17 million and $6 million as of September 30, 2023 and 2022, respectively, and $10 million and $4 million as of December 31, 2022 and 2021, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2023 and 2022
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2022	$—	$2,225	$33,082	$(9,577)	$(35,836)	$1,898	$(8,208)
Net earnings			6,651			382	7,033
Other comprehensive earnings (losses), net of income taxes				460		(168)	292
Issuance of stock awards		9			117		126
Dividends declared ($3.77 per share)			(5,868)				(5,868)
Dividends paid to noncontrolling interests						(368)	(368)
Common stock repurchased					(199)		(199)
Purchase of subsidiary shares from noncontrolling interests (Note 2)		(30)		(171)		(10)	(211)
Balances, September 30, 2022	$—	$2,204	$33,865	$(9,288)	$(35,918)	$1,734	$(7,403)
Balances, January 1, 2023	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)
Net earnings			5,617			338	5,955
Other comprehensive earnings (losses), net of income taxes				(438)		(19)	(457)
Issuance of stock awards		29			129		158
Dividends declared ($3.84 per share)			(5,987)				(5,987)
Dividends paid to noncontrolling interests						(407)	(407)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 2)		(6)		180		(831)	(657)
Balances, September 30, 2023	$—	$2,253	$33,919	$(9,817)	$(35,788)	$1,727	$(7,706)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2023 and 2022
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2022	$—	$2,165	$33,755	$(9,043)	$(35,921)	$1,784	$(7,260)
Net earnings			2,087			135	2,222
Other comprehensive earnings (losses), net of income taxes				(245)		(74)	(319)
Issuance of stock awards		39			3		42
Dividends declared ($1.27 per share)			(1,977)				(1,977)
Dividends paid to noncontrolling interests						(111)	(111)
Balances, September 30, 2022	$—	$2,204	$33,865	$(9,288)	$(35,918)	$1,734	$(7,403)
Balances, July 1, 2023	$—	$2,240	$33,893	$(10,045)	$(35,791)	$1,743	$(7,960)
Net earnings			2,054			117	2,171
Other comprehensive earnings (losses), net of income taxes				227		(42)	185
Issuance of stock awards		40			3		43
Dividends declared ($1.30 per share)			(2,028)				(2,028)
Dividends paid to noncontrolling interests						(89)	(89)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests		(27)		1		(2)	(28)
Balances, September 30, 2023	$—	$2,253	$33,919	$(9,817)	$(35,788)	$1,727	$(7,706)

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

Smoke-free products (also referred to herein as "SFPs") is the term PMI primarily uses to refer to all of its products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine. In addition, SFPs include wellness and healthcare products, as well as consumer accessories such as lighters and matches.

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

In accordance with the Swedish Companies Act, PMI subsequently exercised its right to initiate arbitral proceedings to compulsorily redeem the remaining shares for which acceptances were not received and obtained legal title to 100% of the shares in Swedish Match on February 17, 2023. Cash paid in connection with such legal title, together with an immaterial amount attributable to open market purchases that were executed in December 2022 but settled in January 2023, amounted to $883 million and was included in financing activities in the condensed consolidated statements of cash flows for the nine months ended September 30, 2023. While PMI has paid the referenced amounts and has acquired legal title to the shares, the redemption process will not be complete under the Swedish Companies Act until a final redemption price is determined by an arbitral tribunal. On September 12, 2023, the arbitral tribunal determined the final redemption price to be Swedish krona (SEK) 115.07, which is unchanged from the SEK 115.07 that PMI paid per share in connection with obtaining legal title to the shares. This final redemption price is subject to appeal by the remaining minority shareholders within 60 days. Pending appeal, PMI expects this process to be completed in the fourth quarter of 2023 and believes that the likelihood of additional payments to be made is remote.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The table below summarizes the preliminary purchase price allocation for the fair value of assets acquired and liabilities assumed as of the acquisition date, including the measurement period adjustments made for the first nine months of 2023. PMI is still assessing information received as of the acquisition date and expects to complete the allocation by the end of the measurement period in November 2023.

(in millions)	Recognized as of the acquisition date	Measurement Period Adjustments	Recognized as of September 30, 2023
Cash and cash equivalents	$484	$—	$484
Trade receivables	135	—	135
Other receivables	53	—	53
Inventories	444	(7)	437
Other current assets	524	(109)	415
Property, plant and equipment	627	50	677
Other intangible assets	4,512	3,289	7,801
Other non-current assets	214	4	218
Current portion of long-term debt	224	—	224
Accounts payable	120	—	120
Other current liabilities	531	1	532
Income taxes	14	—	14
Long-term debt	1,126	(5)	1,121
Deferred income taxes	1,253	836	2,089
Other non-current liabilities	187	9	196
Identifiable net assets acquired	3,538	2,386	5,924
Noncontrolling interest	2,379	—	2,379
Goodwill	13,301	(2,386)	10,915
Total consideration transferred	$14,460	$—	$14,460

The total fair value step-up adjustment for inventories was $146 million, of which $125 million was recognized in cost of sales in the fourth quarter of 2022 and the remaining balance in the first quarter of 2023.

The fair value of long-term debt was primarily determined using readily available market prices as of the acquisition date and the total purchase price adjustment of $(107) million is being amortized as an increase to interest expense, net over the lives of the related debt.

Goodwill is primarily attributable to future growth opportunities, anticipated synergies in the U.S. and intangible assets that did not qualify for separate recognition. The goodwill is not deductible for income tax purposes.

Identifiable intangible assets of Swedish Match consist of:

	Type	Useful Life	Estimated Fair Value (in millions)
Trademarks	Non-amortizable		$3,133
Trademarks	Amortizable	20 - 30 years	1,067
Developed technology, including patents		10 years	113
Customer relationships		6 - 15 years	3,488
Total identifiable intangible assets			$7,801

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The significant assumptions used in determining the preliminary fair values of the identifiable intangible assets included royalty rates, revenue growth rates, profit margins, customer attrition rates and discount rates.

Trademarks primarily relate to $3,133 million for the ZYN trademark, which has been determined to have an indefinite life due to the fast growth and the leading position of the brand in the U.S. market. All other trademarks have been determined to have a useful life ranging between 20 - 30 years. The trademarks have been valued using the relief from royalty method supported by revenue growth rate assumptions and royalty rates disaggregated at the individual trademark level.

Developed technology, including patents, relates to the nicotine pouch technology of $113 million. These patents have been assigned a useful life of 10 years, which is in line with their protection period and have been valued using the comparable transactions and income methods.

Customer relationships have been valued by categories of customers and geographic locations, namely the U.S. market, Scandinavia, and other markets using the multiple periods excess earnings method. The significant assumptions included customer attrition rates disaggregated at the customer category level, the revenue growth rates, as well as profit margins.

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

Under the EU Merger Regulation, approval by the European Commission of PMI's acquisition of Swedish Match was conditional on PMHH's divestiture of Swedish Match's subsidiary, SMD Logistics AB ("SMDL"), following the completion of the offer to tender all shares in Swedish Match to PMHH. As a result, these assets were accounted for as assets held for sale and included within other current assets and other accrued liabilities in PMI’s condensed consolidated balance sheets at March 31, 2023 and December 31, 2022. PMI subsequently sold SMDL on June 30, 2023 and the transaction did not have a material impact on the condensed consolidated statements of earnings for the nine months ended September 30, 2023.

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

The unaudited pro forma financial information is as follows:

	For the Years Ended December 31,
(in millions)	2022	2021
Net revenues	$33,579	$33,488
Net earnings attributable to PMI	$8,788	$8,495

Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. ("Altria") to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024, PMI will hold the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of $2.7 billion, with $1.0 billion paid at the inception of the agreement and the remaining $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)), to be paid by July 2023 at the latest. The cash consideration paid at the inception of the agreement of $1.0 billion has been accounted for within other assets in PMI’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The remaining consideration of $1.7 billion plus interest was paid to Altria on July 14, 2023 and has been accounted for within other assets in PMI's condensed consolidated balance sheets as of September 30, 2023. PMI will finalize the accounting for this transaction by assigning the consideration to the respective assets in May 2024, when PMI can exercise its ability to commercialize IQOS in the U.S.

Note 3. War in Ukraine:

Since the onset of the war in Ukraine in February 2022, PMI's main priority has been the safety and security of its employees and their families in the country.

Ukraine

PMI temporarily suspended its commercial and manufacturing operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022, in order to preserve the safety of its employees. PMI subsequently resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at the factory in Kharkiv remains suspended. While the effects of the war are unpredictable and could trigger impairment reviews for long-lived assets, as of September 30, 2023, PMI is unable to estimate the information required to perform impairment analyses (i.e., forecast of revenues, manufacturing and commercial plans). PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. As a result, PMI has not recorded an impairment of long-lived assets. As of September 30, 2023, PMI’s Ukrainian operations had approximately $500 million in total assets, excluding intercompany balances. These total assets included $82 million, $350 million and $28 million in receivables, inventories and property, plant and equipment, respectively.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also taken steps to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment. PMI is continuously assessing the evolving situation in Russia, including recent regulatory constraints in the market that entail very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. As a result of PMI continuing operations within Russia as of September 30, 2023, it has not recorded an impairment of long-lived and other assets. However, PMI recorded specific asset write downs in 2022 as referred to in the table below. PMI’s Russian operations as of September 30, 2023 had approximately $2.4 billion in total assets, excluding

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
intercompany balances. These total assets included $677 million, $411 million, $838 million, $242 million and $158 million in cash (primarily held in local currency), receivables, inventories, property, plant and equipment and goodwill, respectively. In addition, there was approximately $1,343 million of cumulative foreign currency translation losses reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of September 30, 2023.

During the nine months and three months ended September 30, 2023 and 2022, PMI recorded in its condensed consolidated statements of earnings pre-tax charges related to circumstances driven by the war as follows:

(in millions)	For the Nine Months Ended September 30, 2023			For the Nine Months Ended September 30, 2022
	Cost of sales	Marketing, administration and research costs	Total	Cost of sales	Marketing, administration and research costs	Total
Ukraine [1]	$11	$8	$19	$28	$31	$59
Russia [2]	—	—	—	18	51	69
Total	$11	$8	$19	$46	$82	$128
1 The 2023 pre-tax charges were primarily due to the cost of PMI’s humanitarian efforts, which includes salary continuation for its employees. The 2022 pre-tax charges were primarily due to an inventory write-down, additional allowance for receivables and the cost of PMI’s humanitarian efforts, which includes salary continuation for its employees.
2 The pre-tax charges were primarily due to machinery and inventory write downs related to the commercial decisions noted above.

(in millions)	For the Three Months Ended September 30, 2023			For the Three Months Ended September 30, 2022
	Cost of sales	Marketing, administration and research costs	Total	Cost of sales	Marketing, administration and research costs	Total
Ukraine [1]	$11	$8	$19	$3	$5	$8
Russia	—	—	—	(3)	1	(2)
Total	$11	$8	$19	$—	$6	$6
1 The pre-tax charges were primarily due to PMI’s humanitarian efforts, which includes salary continuation for its employees.

PMI will continue to monitor the situation as it evolves and will determine if further charges are needed.

Note 4. Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At September 30, 2023, shares available for grant under the 2022 Plan were 22,165,030.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2023, shares available for grant under the plan were 876,226.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Restricted share unit (RSU) awards

During the nine months ended September 30, 2023 and 2022, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2023	1,756,750	$ 101.96
2022	1,579,680	$ 104.96

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2023	$ 124	$ 38
2022	$ 109	$ 35

As of September 30, 2023, PMI had $199 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2023, 1,421,086 RSU awards vested. The grant date fair value of all the vested awards was approximately $124 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2023 was approximately $143 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2023 and 2022, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during the nine months ended September 30, 2023 and 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the nine months ended September 30, 2023 and 2022, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2023	$ 51	$ 6
2022	$ 44	$ 13

As of September 30, 2023, PMI had $49 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2023, 902,232 PSU awards vested. The grant date fair value of all the vested awards was approximately $83 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2023 was approximately $91 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Net pension costs (income)	$(61)	$(71)	$(24)	$(22)
Net postemployment costs	88	81	29	27
Net postretirement costs	9	6	3	2
Total pension and other employee benefit costs	$36	$16	$8	$7

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Service cost	$130	$176	$45	$57
Interest cost	193	58	64	20
Expected return on plan assets	(273)	(267)	(92)	(87)
Amortization:
Net loss	21	139	5	45
Prior service cost (credit)	(2)	(1)	(1)	—
Net periodic pension cost	$69	$105	$21	$35
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans.

Employer contributions of $96 million were made to the pension plans during the nine months ended September 30, 2023. Currently, PMI anticipates making additional contributions during the remainder of 2023 of approximately $39 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Employer contributions of $85 million were made to the pension plans during the nine months ended September 30, 2022. During the second quarter of 2022, PMI received a cash refund of $123 million from one of its pension plans due to a change in discount rate and value of assets that resulted in the overfunding of the plan.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 6. Goodwill and Other Intangible Assets, net:

Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2023, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $665 million, reflecting the impact of reduced estimated future cash flows, which were primarily attributable to clinical trial results that became available in June 2023 for an inhalable aspirin product being developed by the Wellness and Healthcare business. While it was observed that the experimental product had a rapid onset of effect, which is the key medical advantage sought, there was significant variability in inhaled dose among subjects. The study was therefore deemed unsuccessful and, as a result, product design improvements are required. PMI had planned to file a new drug application for this product with the U.S. Food and Drug Administration later this year. However, additional time is now required to evaluate design improvements and the corresponding less certain outcome. The cash flow estimates were also adversely impacted by slower-than-anticipated development of the contract development and manufacturing organization ("CDMO") business, including challenges associated with increased cost related to certain key products. Additionally, as a result of the impairment test of non-amortizable intangible assets, PMI recorded a pre-tax impairment charge of $15 million for an in-process research and development project related to one of PMI's 2021 acquisitions. These impairment charges were recorded within marketing, administration and research costs in the consolidated statements of earnings for the nine months ended September 30, 2023. The goodwill impairment charge is not deductible for income tax purposes.

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

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI DF	Americas	Swedish Match	Wellness & Healthcare	Total
Balances at December 31, 2022	$1,370	$2,869	$493	$615	$13,296	$1,012	$19,655
Changes due to:
Impairment	—	—	—	—	—	(665)	(665)
Currency	(13)	(34)	(9)	57	(121)	25	(95)
Measurement period adjustments	—	—	—	—	(2,386)	—	(2,386)
Balances, September 30, 2023	$1,357	$2,835	$484	$672	$10,789	$372	$16,509

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The decrease in goodwill was primarily due to the measurement period adjustments to the Swedish Match preliminary purchase price allocation (see Note 2, Acquisitions), coupled with the impairment discussed above and currency movements.

At September 30, 2023, goodwill primarily reflects PMI’s business combinations in Greece, Indonesia, Mexico, the Philippines and Serbia, as well as the goodwill from the 2021 acquisitions of Fertin Pharma A/S and Vectura Group plc. and the preliminary purchase price allocation of Swedish Match AB, which was acquired in the fourth quarter of 2022.

Other Intangible Assets

Details of other intangible assets were as follows:

		September 30, 2023			December 31, 2022
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,416		$4,416	$3,346		$3,346
Amortizable intangible assets:
Trademarks	16 years	2,158	$740	1,418	2,050	$674	1,376
Developed technology, including patents	7 years	718	290	428	975	243	732
Customer relationships and other	12 years	3,667	350	3,317	1,390	112	1,278
Total other intangible assets		$10,959	$1,380	$9,579	$7,761	$1,029	$6,732

Non-amortizable intangible assets substantially consist of trademarks from PMI’s acquisitions in Indonesia and Mexico, as well as the preliminary purchase price allocation associated with the Swedish Match acquisition in 2022, and PMI's business combinations in 2021 (primarily in-process research and development). The increase since December 31, 2022 was due to the measurement period adjustments to the Swedish Match preliminary purchase price allocation in the amount of $1,056 million (see Note 2, Acquisitions), coupled with currency movements of $29 million, partially offset by an impairment for an in-process research and development project related to one of PMI's 2021 acquisitions discussed above.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2022, was due to the measurement period adjustments to the Swedish Match preliminary purchase price allocation in the amount of $2,233 million (see Note 2, Acquisitions), partially offset by currency movements of $105 million.

The change in the accumulated amortization from December 31, 2022, was mainly due to the 2023 amortization of $368 million, partially offset by currency movements of $17 million. The amortization of intangibles for the nine months ended September 30, 2023 was recorded in cost of sales ($43 million) and in marketing, administration and research costs ($325 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be approximately $460 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This estimate is subject to change based on the finalization of the preliminary purchase price allocation of the Swedish Match acquisition. Additionally, the estimated future amortization expense could significantly increase following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc (see Note 2, Acquisitions), the accounting for which will depend on the facts and circumstances effective May 1, 2024, when PMI will hold the full rights.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2022 Impairment of Other Intangibles

In the third quarter of 2022, PMI recorded a pre-tax impairment charge of $112 million, reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. The impairment reduced the carrying values of developed technology definite-lived intangible assets in the Wellness and Healthcare segment to $308 million as of September 30, 2022. The fair value of these intangible assets was primarily determined using the multi-period excess earnings method. This impairment charge was recorded within cost of sales in the condensed consolidated statements of earnings for the three months and nine months ended September 30, 2022.

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

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At September 30, 2023	At December 31, 2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$18,256	$17,627
Interest rate contracts	1,000	1,019
Commodity contracts	27	—

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	17,818	21,755
Total	$37,101	$40,401

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	September 30, 2023	December 31, 2022	Balance Sheet Classification	September 30, 2023	December 31, 2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$472	$376	Other accrued liabilities	$126	$126
	Other assets	386	341	Income taxes and other liabilities	56	147
Interest rate contracts	Other current assets	—	—	Other accrued liabilities	40	27
	Other assets	—	—	Income taxes and other liabilities	50	56
Commodity contracts	Other current assets	—	—	Other accrued liabilities	2	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	241	156	Other accrued liabilities	87	165
	Other assets	—	—	Income taxes and other liabilities	42	16
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$1,099	$873		$403	$537
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(292)	(346)		(292)	(346)
Cash collateral received/pledged		(566)	(341)		(60)	(48)
Net amount		$241	$186		$51	$143

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at September 30, 2023 and December 31, 2022.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the nine months ended September 30, 2023 and 2022, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2023	2022		2023	2022	2023	2022
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$290	$325	Net revenues	$112	$151
			Cost of sales	—	—
			Marketing, administration and research costs	52	(17)
			Interest expense, net	(13)	(5)
Interest rate contracts	72	304	Interest expense, net	34	(5)
Commodity contracts	(2)	—	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(24)	$(81)
Net investment hedges (b):
Foreign exchange contracts	14	1,088	Interest expense, net (c)			200	116
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			212	56
			Marketing, administration and research costs (d)			154	(160)
Total	$374	$1,717		$185	$124	$542	$(69)
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are partially offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

For the three months ended September 30, 2023 and 2022, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2023	2022		2023	2022	2023	2022
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$67	$77	Net revenues	$73	$70
			Cost of sales	—	—
			Marketing, administration and research costs	(19)	(7)
			Interest expense, net	(7)	(2)
Interest rate contracts	—	197	Interest expense, net	12	(1)
Commodity contracts	(1)	—	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(10)	$(24)
Net investment hedges (b):
Foreign exchange contracts	453	558	Interest expense, net (c)			73	48
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			60	13
			Marketing, administration and research costs (d)			258	(225)
Total	$519	$832		$59	$60	$381	$(188)
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2023, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. The impact of these hedges is primarily included in operating cash flows on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of September 30, 2023 was $906 million, and is recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $90 million as of September 30, 2023.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2023 and 2022, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $51 million and $525 million, respectively. For the three months ended September 30, 2023 and 2022, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $27 million and $267 million, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Gain/(loss) as of beginning of period,	$266	$4	$408	$250
Derivative (gains)/losses transferred to earnings	(155)	(106)	(51)	(51)
Change in fair value	304	523	58	222
Gain/(loss) as of September 30,	$415	$421	$415	$421

At September 30, 2023, PMI expects $176 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

A certain PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $216 million at September 30, 2023. For the nine months and three months ended September 30, 2023, the unrealized pre-tax gains (losses) on these investments were immaterial.

Note 8. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net earnings attributable to PMI	$5,617	$6,651	$2,054	$2,087
Less distributed and undistributed earnings attributable to share-based payment awards	17	18	6	5
Net earnings for basic and diluted EPS	$5,600	$6,633	$2,048	$2,082
Weighted-average shares for basic EPS	1,552	1,550	1,552	1,550
Plus contingently issuable performance stock units (PSUs)(1)	1	2	2	2
Weighted-average shares for diluted EPS	1,553	1,552	1,554	1,552
(1) Including rounding adjustment

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Europe	$9,984	$9,805	$3,672	$3,272
SSEA, CIS & MEA	7,922	7,781	2,777	2,822
EA, AU & PMI DF	4,771	4,458	1,571	1,407
Americas	1,399	1,367	478	474
Swedish Match	1,814	—	568	—
Wellness and Healthcare	237	199	75	57
Net revenues	$26,127	$23,610	$9,141	$8,032
Operating income (loss):
Europe	$4,446	$4,447	$1,708	$1,415
SSEA, CIS & MEA	2,371	3,009	801	1,086
EA, AU & PMI DF	1,920	1,746	753	533
Americas	141	336	5	85
Swedish Match	597	—	140	—
Wellness and Healthcare	(808)	(216)	(37)	(151)
Operating income	$8,667	$9,322	$3,370	$2,968

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Combustible tobacco products:
Europe	$6,084	$5,996	$2,160	$1,996
SSEA, CIS & MEA	6,988	6,852	2,485	2,454
EA, AU & PMI DF	2,091	2,214	678	692
Americas	1,349	1,296	460	450
Swedish Match	333	—	49	—
Total combustible tobacco products	16,845	16,358	5,832	5,591
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
Europe	3,900	3,809	1,512	1,276
SSEA, CIS & MEA	934	929	292	368
EA, AU & PMI DF	2,680	2,244	893	715
Americas	50	71	18	24
Swedish Match	1,481	—	519	—
Total smoke-free products excluding Wellness and Healthcare	9,045	7,053	3,234	2,384
Wellness and Healthcare	237	199	75	57
Total smoke-free products	9,282	7,252	3,309	2,441

Total PMI net revenues	$26,127	$23,610	$9,141	$8,032
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:

•Impairment of goodwill and other intangibles – See Note 6. Goodwill and Other Intangible Assets, net for the details of the $680 million goodwill and non-amortizable intangible assets impairment charges included in the Wellness and Healthcare segment for the nine months ended September 30, 2023. For the nine months and three months ended September 30, 2022, PMI recorded an impairment charge related to definite-lived intangible assets of $112 million. This charge was included in the Wellness and Healthcare segment. For further details, see Note 6. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – See Note 10. Contingencies for details of the $204 million pre-tax charge included in the EA, AU & PMI DF segment results for the nine months ended September 30, 2023.
•Termination of distribution arrangement in the Middle East – In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the nine months ended September 30, 2023.
•Charges related to the war in Ukraine – In the third quarter of 2023, PMI recorded a pre-tax charge of $19 million related to the war in Ukraine. This charge was included in the condensed consolidated statements of earnings and was included in the Europe segment for the nine months and three months ended September 30, 2023. For the nine months and three months ended September 30, 2022, PMI recorded a pre-tax charge of $128 million and $6 million, respectively. These charges were included in the condensed consolidated statements of earnings and were included in the Europe segment for the nine months and three months ended September 30, 2022. For further details, see Note 3. War in Ukraine.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Swedish Match AB acquisition accounting related item – See Note 2. Acquisitions for details of the $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the nine months ended September 30, 2023.
•Asset impairment and exit costs – See Note 17. Asset Impairment and Exit Costs for details of the $109 million pre-tax charge for the nine months ended September 30, 2023, as well as a breakdown of these costs by segment.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings during the nine months and three months ended September 30, 2023 and was included in the operating results of the following segments for both of these periods: Europe ($62 million); SSEA, CIS & MEA ($44 million); EA, AU & PMI DF ($27 million); and Americas ($7 million).

The third quarter 2023 results of PMI's Swedish Match segment include the impact of financial statement presentation reclassifications recorded on a year-to-date basis primarily associated with the alignment of accounting policies related to the company's post-acquisition evaluation of sales incentives, excise taxes and acquired contracts. Net revenues were unfavorably impacted by these reclassifications, some of which are associated with the first and second quarter of 2023. These reclassifications were not material to the condensed consolidated results of the current period or the period in which they relate.
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
CCAA Proceedings and Stay of Tobacco-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including March 29, 2024 of all tobacco-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all tobacco-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all tobacco-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.26 billion), including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $66,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $165 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $553 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $9.8 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2.0 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $802 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants.  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $96 million) in punitive damages, allocating CAD 46 million (approximately $34 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million (approximately $42 million), including interest to RBH. See the Blais description above for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of September 30, 2023, and September 30, 2022:

Type of Case[1]	Number of Cases Pending as of September 30, 2023	Number of Cases Pending as of September 30, 2022
Individual Smoking and Health Cases	48	38
Smoking and Health Class Actions	9	9
Health Care Cost Recovery Actions	17	17
Label-Related Class Actions	—	—
Individual Label-Related Cases	5	6
Public Civil Actions	1	1
______
¹ Includes cases pending in Canada.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 538 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fifteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and five remain on appeal, or are subject to an appeal, or our subsidiary may file an appeal.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.26 billion)). The trial court awarded CAD 90,000 (approximately $66,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $729 million) of the compensatory damage award, CAD 200 million (approximately $146 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Létourneau class on liability and awarded a total of CAD 131 million (approximately $96 million) in punitive damages, allocating CAD 46 million (approximately $34 million) to RBH. The trial court ordered defendants to pay the full punitive damage award into a trust within 60 days. The court did not order the payment of compensatory damages.

In June 2015, RBH commenced the appellate process with the Court of Appeal of Quebec. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court's decision. (See “Stayed Litigation — Canada” for further detail.)

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
August 5, 2016	Argentina/Hugo Lespada	Individual Action
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $314), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $429), in compensatory and moral damages, and ARS 4,000,000 (approximately $11,435) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $17,479), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Civil and Commercial Court of Appeals of Mar del Plata granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $2,554) was returned to our subsidiary. If our subsidiary ultimately prevails, the remaining deposited amounts will be returned to our subsidiary. On May 31, 2022, the Civil and Commercial Court of Appeals of Mar del Plata ruled that the statute of limitations barred plaintiff's claim and reversed the trial court's decision. On June 15, 2022, plaintiff filed an extraordinary appeal.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 23, 2023	Turkey/ Senem Yilmazel	Individual Action
On June 23, 2023, the Ankara Consumer Court published its decision in favor of plaintiff, the daughter of an individual smoker, against our subsidiary and a BAT subsidiary, awarding her TRY 10,000 (approximately $357) in damages. The trial court found that the plaintiff’s father died as a result of lung cancer and COPD caused by his cigarette consumption.
On September 8, 2023, our subsidiary filed its appeal. On September 25, 2023, the plaintiff filed an appeal challenging the damages amount determined by the court.

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
As of September 30, 2023, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•48 cases brought by individual plaintiffs in Argentina (32), Australia (1), Canada (2), Chile (10), the Philippines (1), Turkey (1) and Scotland (1), compared with 38 such cases on September 30, 2022; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on September 30, 2022.

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
As of September 30, 2023, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on September 30, 2022.

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

As of September 30, 2023, there were 5 label-related cases brought by individual plaintiffs in Italy (1) and Chile (4) pending against our subsidiaries, compared with 6 such cases on September 30, 2022.

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

As of September 30, 2023, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on September 30, 2022.

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

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.2 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $32.8 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Both our subsidiary and the Public Prosecutor filed an appeal of the trial court's decision. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.3 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has also filed an appeal challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. Thailand is required to refund any payment made by our subsidiary in excess of any fine asserted by the courts.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $541 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.6 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean tax laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $204 million), of which KRW 100 billion (approximately $75 million) was paid in 2016 and KRW 172 billion (approximately $129 million) was paid in the first quarter of 2017.  These paid amounts negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $164 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities have appealed to the Supreme Court of South Korea. On July 13, 2023, the Supreme Court reversed the appellate court's decision and remanded the appeals back to the appellate court. Based on the decision issued by the Supreme Court of South Korea on July 13, 2023, management has concluded that an adverse outcome is probable. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $40 million) of alleged underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. Based on the decision issued by the Supreme Court of South Korea on July 13, 2023, management has concluded that an adverse outcome is probable. Consequently, in the second quarter of 2023, PMI recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs, reflecting the full amount previously paid by PM Korea.

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

In April 2020, affiliates of British American Tobacco plc (“BAT”) commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, Philip Morris Products S.A. ("PMPSA"), as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, PMPSA, Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). Plaintiffs seek an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID/RD on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID/RD. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against PMPSA, prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. The Federal Circuit heard oral argument on defendants' appeal of the FD on October 3, 2022 and, on March 31, 2023, the Federal Circuit affirmed the FD. This adverse ruling impacts our ability to import the products and components impacted by the ITC's FD but has an immaterial financial impact. In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. The trial of Defendant PMPSA’s counterclaims took place from June 8-14, 2022 and, on June 15, 2022, the jury returned a verdict for PMPSA awarding approximately $10.8 million in damages for infringement up to December 31, 2021 of two PMPSA patents by BAT’s affiliate and two of BAT’s e-vapor products; the jury also found BAT’s affiliate did not infringe one of the two PMPSA patents and that the BAT affiliates had failed to prove one of the two PMPSA patents was invalid. PMPSA filed a motion for an injunction or, in the alternative, an ongoing royalty on August 12, 2022. On March 30, 2023, the court denied PMPSA's motion for an injunction and granted PMPSA an ongoing royalty against two of BAT's U.S. e-vapor products. On May 1, 2023, the court entered partial final judgment under Rule 54(b) on PMPSA's claim against BAT's affiliate. That same day, BAT's affiliate filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On May 10, 2023, PMPSA filed a notice of cross-appeal. Upon petition of PMPSA, the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties have filed appeals of these PTAB results to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on July 13, 2023. On July 17, 2023, the Federal Circuit issued a decision summarily affirming PTAB’s decision to invalidate all challenged claims in one of the two patents underlying the ITC’s FD. The Federal Circuit issued the mandate notifying the USPTO to record the invalidity of the challenged claims on August 23, 2023. On September 14, 2023, the Federal Circuit issued a decision affirming the PTAB's decision finding certain claims in the second of the two patents underlying the ITC’s FD patentable.  PMPSA’s counterclaim in the Eastern District of Virginia challenging the validity of the remaining claims in the second of the two patents underlying the ITC’s FD is currently stayed. On July 21, 2022, PMPSA filed a Request for Rehearing of PTAB's November 2020 decision not to institute review of certain claims in the second of the two patents underlying the ITC's FD; PTAB denied the Request on October 13, 2022.

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

In October 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Japan, Limited, et al., against PMI’s Japanese subsidiary, Philip Morris Japan Limited, and a third-party distributor in the Tokyo District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Japan. On December 23, 2022, the Court dismissed BAT’s claims with respect to one of the two patents that it

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
asserted, finding no infringement; BAT filed an appeal of this dismissal. On September 21, 2023, the court issued its judgment dismissing BAT's appeal regarding the Beard patent. BAT's claim with respect to the second patent remains pending; the final procedural hearing was held on September 6, 2023, during which the Court closed the proceedings and announced that the judgment would be rendered in the fourth quarter of 2023.

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

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade heated tobacco units in South Korea. On May 30, 2022, the Korean Patent Office issued a decision that all of the challenged claims in the patent asserted by Plaintiffs are invalid; Plaintiffs filed an appeal of this decision. Following BAT’s unsuccessful correction action at the Korean Patent Office, the court held the first hearing in the appeal of the infringement proceeding on September 12, 2023. An additional hearing in the appeal is currently scheduled to occur in the fourth quarter of 2024.

In July, 2021, PMPSA filed a claim at the High Court of Justice of England and Wales against BAT affiliates Nicoventures Trading Limited and British American Tobacco (Investments) Limited seeking revocation of the UK parts of two BAT European patents. In March, the BAT affiliates stated that they would consent to revocation of one of the patents and filed a counterclaim against PMPSA and Philip Morris Limited seeking from the court a declaration that the remaining BAT affiliate patent is infringed by Platform 1 induction products, as well as damages and injunctive relief against the commercialization of the Platform 1 induction products in the U.K. The trial took place from September 21-28, 2022. On October 25, 2023, the Court issued its decision finding that the remaining BAT patent was invalid and not infringed.

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

PMIBV and Mitsubishi Tanabe Pharma Corporation (“MTPC”) are also parties to the Contribution Agreement and the Contribution Agreement Amendment as guarantors of Medicago’s obligations thereunder on a joint and several basis (“Co-Guarantors”). The Co-Guarantors agreed to repay amounts contributed by the Canadian government plus interest, if Medicago

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
fails to do so (the "Repayment Obligations"), and could be responsible for the costs of Medicago’s other obligations (such as the achievement of specific milestones of the Project). The guarantees are in effect through March 31, 2026. Prior to the release of PMIBV from its obligations as guarantor described below, it was reasonably possible that PMI could have been responsible for a portion of those costs and obligations.

On November 1, 2022, PMIBV transferred all of the shares it owned in Medicago to MTPC Holdings Canada Inc., the majority shareholder of Medicago. MTPC assumed and agreed to perform all of PMIBV's obligations under the guarantees and to indemnify and save PMIBV harmless in respect of any and all claims related to the guaranteed obligations. On February 3, 2023, PMI learned through a public announcement that a decision had been taken to cease all operations at Medicago and to proceed with an orderly wind up of Medicago’s business and operations.

On September 27, 2023, the Canadian government released PMIBV from all its obligations as guarantor under the Contribution Agreement and the Contribution Agreement Amendment.

Note 11. Income Taxes:
Income tax provisions for jurisdictions outside the United States of America, as well as state and local income tax provisions, were determined on a separate company basis, and the related assets and liabilities were recorded in PMI’s condensed consolidated balance sheets.

PMI’s effective tax rates for the nine months and three months ended September 30, 2023 were 25.7% and 33.2%, respectively.

The effective tax rate for the nine months ended September 30, 2023, was unfavorably impacted by: (i) an increase in deferred tax liabilities related to the unremitted earnings of PMI's Russian subsidiaries ($173 million) due to the unilateral suspension of certain Russian double tax treaties by the Russian authorities on August 8, 2023, with respect to certain payments including dividends; (ii) the non-deductible Wellness and Healthcare goodwill impairment charge and (iii) a deferred tax cost for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($41 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity.

The effective tax rate for the three months ended September 30, 2023 was unfavorably impacted by an increase in deferred tax liabilities related to the unremitted earnings of PMI's Russian subsidiaries ($173 million) and a deferred tax cost for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($138 million).

PMI’s effective tax rates for the nine months and three months ended September 30, 2022 were 20.6% and 22.0%, respectively.

The effective tax rate for the nine months ended September 30, 2022, was favorably impacted by changes in earnings mix by taxing jurisdiction and by a reduction in deferred tax liabilities related to pension plan assets ($40 million), as well as a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($13 million). For further details, see Note 14. Related Parties - Equity Investments and Other.

PMI estimates that its full-year 2023 effective tax rate will be approximately 20.5% to 21.5%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future legislative or regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2019 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. In October 2021, a subsidiary of PMI in Indonesia, PT Hanjaya Mandala Sampoerna Tbk ("HMS"), received a tax assessment in the amount of 3.8 trillion Indonesian rupiah (approximately $260 million in the period of payment) primarily relating to corporate income taxes on domestic and other intercompany transactions for the years 2017 to 2019. HMS paid the assessment in the fourth quarter of 2021 in order to avoid potential penalties and filed an objection letter with the tax office in January 2022. The amount paid was included in other assets in

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s condensed consolidated balance sheets at September 30, 2023 and December 31, 2022, and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 12. Indebtedness:
Short-term Borrowings:

At September 30, 2023 and December 31, 2022, PMI’s short-term borrowings and related average interest rates consisted of the following:

	September 30, 2023		December 31, 2022
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$1,928	5.5%	$912	4.4%
Bank loans	221	9.0	295	7.5
U.S. dollar credit facility borrowings related to Swedish Match AB acquisition	—	—	4,430	4.9
	$2,149		$5,637

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At September 30, 2023 and December 31, 2022, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2023	December 31, 2022
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.433%), due through 2044	$30,733	$22,596
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.877%), due through 2039	8,069	8,116
Swiss franc note, 1.625%, due 2024	272	378
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 4.265%), due through 2027	5,797	5,850
Swedish krona notes, 1.395% to 5.762% (average interest rate 2.357%), due through 2029	234	343
Other (average interest rate 6.156%), due through 2031 (a)	461	203
Carrying value of long-term debt	45,566	37,486
Less current portion of long-term debt	2,652	2,611
	$42,914	$34,875
(a) Includes long-term bank loans at subsidiaries, as well as $40 million and $54 million in finance leases at September 30, 2023 and December 31, 2022, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At September 30, 2023, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	September 30, 2023
Level 1	$36,217
Level 2	6,356

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
On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022 and February 17, 2023, PMI repaid $4.0 billion and $4.4 billion, respectively, under the bridge facility. Effective February 20, 2023, the remaining outstanding commitments under the bridge facility were fully canceled and the bridge facility agreement was terminated in accordance with its terms. As of September 30, 2023 and December 31, 2022, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 2. Acquisitions.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Debt Issuances
PMI's debt issuances in the first nine months of 2023 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$1,250	4.875%	February 2023	February 2026
U.S. dollar notes	(a)	$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(a)	$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(a)	$1,500	5.375%	February 2023	February 2033
U.S. dollar notes	(a) (b)	$450	4.875%	May 2023	February 2026
U.S. dollar notes	(a) (c)	$550	4.875%	May 2023	February 2028
U.S. dollar notes	(a) (d)	$700	5.125%	May 2023	February 2030
U.S. dollar notes	(a) (e)	$750	5.375%	May 2023	February 2033
U.S. dollar notes	(f)	$650	5.250%	September 2023	September 2028
U.S. dollar notes	(f)	$700	5.500%	September 2023	September 2030
U.S. dollar notes	(f)	$1,000	5.625%	September 2023	September 2033
(a) Interest is payable semi-annually, commencing in August 2023
(b) These notes are a further issuance of the 4.875% notes issued in February 2023
(c) These notes are a further issuance of the 4.875% notes issued in February 2023
(d) These notes are a further issuance of the 5.125% notes issued in February 2023
(e) These notes are a further issuance of the 5.375% notes issued in February 2023
(f) Interest is payable semi-annually, commencing in March 2024

On February 17, 2023, PMI applied a portion of the net proceeds of the debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. PMI used a portion of the May 2023 net proceeds to pay the remaining cash consideration due in accordance with the terms of its agreement with Altria. For further details on PMI's agreement with Altria, see Note 2. Acquisitions. The remaining net proceeds of the February and May 2023 offerings, as well as the September 2023 offering have been or will be used for general corporate purposes.

Revolving Credit Facilities:

At September 30, 2023, PMI's total committed revolving credit facilities were as follows:

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
(3) On September 20, 2022, PMI entered into an agreement, effective September 29, 2022, to amend and extend the term of its $2.5 billion multi-year revolving credit facility, for an additional year covering the period September 30, 2026 to September 29, 2027, in the amount of $2.3 billion. On September 20, 2023, PMI entered into an agreement, effective September 29, 2023, to amend and further extend the term to September 29, 2028.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At September 30, 2023, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.6 billion at September 30, 2023, and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $221 million at September 30, 2023, and $295 million at December 31, 2022.

Note 13. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	September 30, 2023	December 31, 2022	September 30, 2022
Currency translation adjustments	$(8,475)	$(8,003)	$(7,055)
Pension and other benefits	(1,757)	(1,822)	(2,654)
Derivatives accounted for as hedges	415	266	421
Total accumulated other comprehensive losses	$(9,817)	$(9,559)	$(9,288)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2023 and 2022. For additional information, see Note 2. Acquisitions (Transactions With Noncontrolling Interests) for disclosures related to currency translation adjustments, Note 5. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 7. Financial Instruments for disclosures related to derivative financial instruments.

Note 14. Related Parties - Equity Investments and Other:

Equity Method Investments:

At September 30, 2023 and December 31, 2022, PMI had total equity method investments of $1,238 million and $1,000 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2023 and December 31, 2022, exceeded our share of the investees' book value by $881 million and $750 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at September 30, 2023 and December 31, 2022 of $33 million and $35 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At September 30, 2023 and December 31, 2022, PMI received year-to-date dividends from equity method investees of $57 million and $9 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of September 30, 2023 had a carrying value of $351 million. While as of September 30, 2023, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information, see Note 3. War in Ukraine. Additionally, there was approximately $588 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of September 30, 2023.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $378 million at September 30, 2023. Unrealized pre-tax gain (loss) of $52 million ($41 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the nine months ended September 30, 2023.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022

Net revenues:
Megapolis Group	$1,714	$1,770	$530	$777
Other	917	864	327	310
Net revenues (a)	$2,631	$2,634	$857	$1,087

Expenses:
Other	$180	$62	$67	$33
Expenses	$180	$62	$67	$33
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At September 30, 2023	At December 31, 2022

Receivables:
Megapolis Group	$394	$478
Other	261	210
Receivables	$655	$688

Payables:
Other	$33	$31
Payables	$33	$31
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 15. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2023 and September 30, 2022. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2023 and 2022, were $9.4 billion and $8.4 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2023 and September 30, 2022, were $670 million, and $512 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2023	$37	$13
2022	$15	$7

Note 16. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2023 and December 31, 2022, these amounts were as follows:

(in millions)	As of and For the Nine Months Ended September 30, 2023	As of and For the Year Ended December 31, 2022
Balance at beginning of period	$104	$113
Changes due to:
Warranties issued	55	107
Settlements	(62)	(114)
Currency/Other	(2)	(2)
Balance at end of period	$95	$104

Note 17. Asset Impairment and Exit Costs:

For the nine months ended September 30, 2023, PMI recorded total pre-tax asset impairment and exit costs of $109 million related to restructuring activities. These pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings for the nine months ended September 30, 2023. For the three months ended September 30, 2023, PMI did not record such charges related to restructuring activities. For the nine months and three months ended September 30, 2022, PMI did not record any charges for asset impairment and exit costs related to restructuring activities.

For the nine months ended September 30, 2023, PMI recorded a pre-tax impairment charge on goodwill and other intangibles of $680 million within the Wellness and Healthcare segment. For the nine months and three months ended September 30, 2022, PMI recorded a pre-tax impairment charge on other intangibles of $112 million within the Wellness and Healthcare segment. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

e-Vapor Products Manufacturing Optimization

In the first quarter of 2023, PMI initiated a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. As a result, PMI recorded pre-tax asset impairment and exit costs of $109 million. This amount included contract termination costs for suppliers of $78 million, including $21 million of embedded finance lease terminations, payable in cash. This amount also included asset impairment costs of $31 million, primarily related to machinery and equipment, which were non-cash charges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Nine Months Ended September 30,
2023
Contract termination charges:
Europe	$35
SSEA, CIS & MEA	25
EA, AU & PMI DF	15
Americas	3
Total contract termination charges	78
Asset impairment charges:
Europe	14
SSEA, CIS & MEA	9
EA, AU & PMI DF	6
Americas	2
Total asset impairment charges	31

Asset impairment and exit costs	$109

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the nine months ended September 30, 2023 was as follows:

(in millions)
Liability balance, January 1, 2023	$40
Charges, net	78
Cash spent	(74)
Currency/other	(8)
Liability balance, September 30, 2023	$36

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2024, with approximately $6 million expected to be paid in the remainder of 2023.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. Leases:

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2023	2022	2023	2022
Operating lease cost	$199	$187	$66	$61
Finance lease cost:
Amortization of right-of-use assets	37	60	9	13
Interest on lease liabilities	1	—	1	—
Short-term lease cost	44	45	15	15
Variable lease cost	20	17	6	6
Total lease cost	$301	$309	$97	$95

Note 19. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of September 30, 2023 and December 31, 2022, the total amount due to suppliers participating in the SCF program was approximately $0.8 billion and $1.1 billion, respectively.

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

Smoke-free products (also referred to herein as "SFPs") is the term we primarily use to refer to all of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral nicotine. In addition, SFPs include wellness and healthcare products, as well as consumer accessories such as lighters and matches.

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking.  We have a range of RRPs in various stages of development, scientific assessment and commercialization. Our RRPs are SFPs that contain and/or generate far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke. IQOS is the leading brand in our SFPs portfolio. As of September 30, 2023, our smoke-free products were available for sale in 82 markets.

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

In 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. Thereafter, PMI will hold the full rights to commercialize IQOS in the U.S. On July, 14, 2023, we made the final payment to Altria under the terms of the agreement. For further details, see Note 2. Acquisitions.

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

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023 and production is expected to commence in the first quarter of 2024. As of September 30, 2023, our Ukrainian operations had approximately $0.5 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of September 30, 2023, our Russian operations had approximately $2.4 billion in total assets, excluding intercompany balances, of which approximately $0.7 billion consisted of cash and equivalents held mostly in local currency (Russian rubles).

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
For further details, see Note 3. War in Ukraine to our condensed consolidated financial statements, as well as the "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Consolidated Operating Results for the Nine Months Ended September 30, 2023

•Net Revenues - Net revenues of $26.1 billion for the nine months ended September 30, 2023 increased by $2.5 billion, or 10.7%, from the comparable 2022 amount. The change in our net revenues from the comparable 2022 amount was driven by the following (variances not to scale with year-to-date results):

For the nine months ended September 30, 2023, net revenues, excluding currency and acquisitions, increased by 7.4%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume and unfavorable HTU mix. The increase was partly offset by lower fees for certain distribution rights billed to customers in certain markets and a charge to net revenues in 2023 of $80 million following the termination of a distribution arrangement in the Middle East, both shown in "Other". The termination of a distribution arrangement in the Middle East is further described in the following "Diluted Earnings Per Share" discussion.

Net revenues by product category for the nine months ended September 30, 2023 and 2022 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2023, from the comparable 2022 amounts, were as follows:

	Diluted EPS	% Change
For the nine months ended September 30, 2022	$4.27
2022 Charges related to the war in Ukraine	0.07
2022 Fair value adjustment for equity security investments	0.03
2022 Amortization of intangibles	0.06
2022 Impairment of goodwill and other intangibles	0.06
2022 Costs associated with Swedish Match AB offer	0.13
2022 Tax items	(0.03)
Subtotal of 2022 items	0.32
2023 Charges related to the war in Ukraine	(0.01)
2023 Asset impairment and exit costs	(0.06)
2023 South Korea indirect tax charge	(0.11)
2023 Termination of agreement with Foundation for a Smoke-Free World	(0.07)
2023 Fair value adjustment for equity security investments	0.02
2023 Amortization of intangibles	(0.18)
2023 Impairment of goodwill and other intangibles	(0.44)
2023 Termination of distribution arrangement in the Middle East	(0.04)
2023 Swedish Match AB acquisition accounting related item	(0.01)
2023 Income tax impact associated with Swedish Match AB financing	(0.03)
2023 Tax items	(0.11)
Subtotal of 2023 items	(1.04)
Currency	(0.43)
Interest	(0.18)
Change in tax rate	0.02
Operations	0.65
For the nine months ended September 30, 2023	$3.61	(15.5)%

Charges related to the war in Ukraine – During the nine months ended September 30, 2022, we recorded a pre-tax charge of $128 million (representing $109 million net of income tax and a diluted EPS charge of $0.07 per share), related to circumstances driven by the war, including machinery and inventory write-downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. During the nine months ended September 30, 2023, we recorded a pre-tax charge of $19 million (representing $15 million net of income tax and a diluted EPS charge of $0.01 per share), related to circumstances driven by the war, including the cost of PMI’s humanitarian efforts. For further details, see Note 3. War in Ukraine.

Fair value adjustment for equity security investments – During the nine months ended September 30, 2022, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $47 million after tax (or $0.03 per share decrease in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($60 million loss) and provision for income taxes ($13 million benefit) on the condensed consolidated statements of earnings for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $41 million after tax (or $0.02 per share increase in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($52 million gain) and provision for income taxes ($11 million provision) on the condensed consolidated statements of earnings for the nine months ended September 30, 2023. For further details, see Note 14. Related Parties - Equity Investments and Other.

Amortization of intangibles – During the nine months ended September 30, 2022, we recorded amortization of intangibles expense of $101 million (representing $84 million net of income tax or $0.06 per share decrease in diluted EPS). During the nine months ended September 30, 2023, we recorded amortization of intangible expense of $368 million (representing $285 million net of income tax or $0.18 per share decrease in diluted EPS). The higher amortization expense in 2023 was primarily due to increased acquired intangible assets recorded as a result of our acquisitions in 2022. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

Impairment of goodwill and other intangibles – During the nine months ended September 30, 2022, we recorded an impairment charge related to definite-lived intangible assets of $112 million (representing $98 million net of income tax and a diluted EPS charge of $0.06 per share) reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. This impairment charge was recorded within cost of sales in the condensed consolidated statements of earnings for the nine months ended September 30, 2022.

During the second quarter of 2023, we completed our annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, we recorded a total non-cash impairment charge of $680 million (representing a $0.44 per share decrease in diluted EPS) consisting of a goodwill impairment charge of $665 million and a non-amortizable intangible asset pre-tax impairment charge of $15 million for an in-process research and development project related to one of our 2021 acquisitions. The impairment charge was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings during the nine months ended September 30, 2023 and was included in the Wellness and Healthcare segment results.

For further details, see Note 6. Goodwill and Other Intangible Assets, net.

Costs associated with Swedish Match AB offer – During the nine months ended September 30, 2022, we incurred pre-tax costs associated with the Swedish Match offer of $266 million (representing $203 million net of income tax and a diluted EPS charge of $0.13 per share) primarily related to financing costs, derivative financial instruments and certain transaction related costs. These pre-tax costs of $266 million were recorded in marketing, administration and research costs ($269 million expense) and interest expense, net ($3 million gain) on our condensed consolidated statement of earnings for the nine months ended September 30, 2022.

Asset impairment and exit costs – During the nine months ended September 30, 2023, we recorded pre-tax asset impairment and exit costs of $109 million, representing $96 million net of income tax and a diluted EPS charge of $0.06 per share, related to a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. For further details, see Note 17. Asset Impairment and Exit Costs.

South Korea indirect tax charge – On July 13, 2023, our South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome is probable. Consequently, we recorded a non-cash pre-tax charge of $204 million (representing $174 million net of income tax or $0.11 per share decrease in diluted EPS) in the second quarter results of 2023, reflecting the full amount previously paid by PM Korea. For further details, see Note 10. Contingencies.
Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the Agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million (representing $111 million net of income tax or $0.07 per share decrease in diluted EPS) commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings during the nine months ended September 30, 2023. For further details, see "Other Developments" within the Business Environment section of this MD&A.

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

Swedish Match AB acquisition accounting related item – During the nine months ended September 30, 2023, we recorded pre-tax purchase accounting adjustments of $18 million related to the sale of acquired inventories stepped up to fair value (representing $13 million net of income tax and a diluted EPS charge of $0.01 per share). These pre-tax adjustments were recorded in cost of sales in the condensed consolidated statements of earnings for the nine months ended September 30, 2023. For further details on the Swedish Match acquisition, see Note 2. Acquisitions.

Income taxes – The 2022 Tax items that increased our 2022 diluted EPS by $0.03 per share in the table above were due to a reduction in deferred tax liabilities related to pension plan assets. The 2023 Income tax impact associated with Swedish Match financing that decreased our 2023 diluted EPS by $0.03 per share in the table above was due to a deferred tax cost for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity at September 30, 2023. The 2023 tax items that decreased our 2023 diluted EPS by $0.11 per share in the table above were due to an increase in deferred tax liabilities related to the unremitted earnings of PMI's Russian subsidiaries due to the unilateral suspension of certain Russian double tax treaties by the Russian authorities on August 8, 2023, with respect to certain payments including dividends. The change in the tax rate that increased our diluted EPS by $0.02 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.43 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Argentine peso, Egyptian pound, Japanese yen, Russian ruble and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.18 per share from interest in the table above was due primarily to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Operations – The increase in diluted EPS of $0.65 from our operations in the table above was due primarily to the following segments:

•Swedish Match: Reflecting the 2023 impact following the fourth quarter 2022 acquisition; and
•EA, AU & PMI DF: Favorable volume/mix, favorable pricing and lower supply chain costs;
partially offset by
•Europe: Unfavorable volume/mix, higher marketing, administration and research costs and higher manufacturing costs, partly offset by favorable pricing;
•Americas: Higher marketing, administration and research costs, unfavorable volume/mix and higher manufacturing costs, partly offset by favorable pricing;
•SSEA, CIS & MEA: Higher marketing, administration and research costs, higher manufacturing costs, unfavorable volume/mix and the impact of lower fees for certain distribution rights billed to customers in certain markets, partly offset by favorable pricing; and
•Wellness and Healthcare: Primarily reflecting investments in research and development.

Consolidated Operating Results for the Three Months Ended September 30, 2023

•Net Revenues - Net revenues of $9.1 billion for the three months ended September 30, 2023 increased by $1.1 billion, or 13.8%, from the comparable 2022 amount. The change in our net revenues from the comparable 2022 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues, excluding currency and acquisitions, increased by 9.3%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume.

Net revenues by product category for the three months ended September 30, 2023 and 2022, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2023, from the comparable 2022 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended September 30, 2022	$1.34
2022 Amortization of intangibles	0.02
2022 Impairment of goodwill and other intangibles	0.06
2022 Costs associated with Swedish Match AB offer	0.11
2022 Tax items	—
Subtotal of 2022 items	0.19
2023 Charges related to the war in Ukraine	(0.01)
2023 Fair value adjustment for equity security investments	0.03
2023 Amortization of intangibles	(0.10)
2023 Termination of agreement with Foundation for a Smoke-Free World	(0.07)
2023 Income tax impact associated with Swedish Match AB financing	(0.09)
2023 Tax items	(0.11)
Subtotal of 2023 items	(0.35)
Currency	(0.17)
Interest	(0.06)
Change in tax rate	(0.02)
Operations	0.39
For the three months ended September 30, 2023	$1.32	(1.5)%

Amortization of intangibles – During the third quarter of 2022, we recorded amortization of intangible expense of $27 million (representing $21 million net of income tax or $0.02 per share decrease in diluted EPS). During the third quarter of 2023, we recorded amortization of intangibles expense of $205 million (representing $157 million net of income tax or $0.10 per share decrease in diluted EPS). The higher amortization expense in 2023 was primarily due to increased acquired intangible assets recorded as a result of our acquisitions in 2022. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

Impairment of goodwill and other intangibles – During the third quarter of 2022, we recorded an impairment charge related to definite-lived intangible assets of $112 million (representing $98 million net of income tax and a diluted EPS charge of $0.06 per share) reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. This impairment charge was recorded within cost of sales in the condensed consolidated statements of earnings. For further details, see Note 6. Goodwill and Other Intangible Assets, net.

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

Charges related to the war in Ukraine – During the third quarter of 2023, we recorded a pre-tax charge of $19 million (representing $15 million net of income tax and a diluted EPS charge of $0.01 per share), related to circumstances driven by the war, including the cost of PMI’s humanitarian efforts. For further details, see Note 3. War in Ukraine.

Fair value adjustment for equity security investments – During the third quarter of 2023, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $51 million after tax (or $0.03 per share increase in diluted EPS). The fair value adjustment for our equity security investments was included in equity investments and securities (income)/loss, net ($65 million gain) and provision for income taxes ($14 million provision) on the condensed consolidated statements of earnings for the three months ended September 30, 2023. For further details, see Note 14. Related Parties - Equity Investments and Other.

Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the Agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million (representing $111 million net of income tax or $0.07 per share decrease in diluted EPS) commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings during the three months ended September 30, 2023. For further details, see "Other Developments" within the Business Environment section of this MD&A.

Income taxes – The 2023 Income tax impact associated with Swedish Match financing that decreased our 2023 diluted EPS by $0.09 per share in the table above was due to a deferred tax cost for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity at September 30, 2023. The 2023 tax items that decreased our 2023 diluted EPS by $0.11 per share in the table above were due to an increase in deferred tax liabilities related to the unremitted earnings of PMI's Russian subsidiaries due to the unilateral suspension of certain Russian double tax treaties by the Russian authorities on August 8, 2023, with respect to certain payments including dividends. The change in the tax rate that decreased our diluted EPS by $0.02 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.17 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Argentine peso, Egyptian pound, Japanese yen and Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.06 per share from interest in the table above was due primarily to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Operations – The increase in diluted EPS of $0.39 from our operations in the table above was due primarily to the following segments:

•Swedish Match: Reflecting the third quarter 2023 impact following the fourth quarter 2022 acquisition;
•EA, AU & PMI DF: Favorable volume/mix and lower supply chain costs;
•Europe: Favorable pricing and favorable volume/mix, partly offset by higher marketing, administration and research costs; and
•SSEA, CIS & MEA: Favorable pricing, partly offset by higher marketing, administration and research costs, higher manufacturing costs and unfavorable volume/mix;
partially offset by
•Americas: Unfavorable volume/mix, and higher marketing, administration and research costs, partly offset by favorable pricing.
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
Consolidated Operating Results
See pages 106-117 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2023	2022	2023	2022
Net revenues:
Europe	$9,984	$9,805	$3,672	$3,272
SSEA, CIS & MEA	7,922	7,781	2,777	2,822
EA, AU & PMI DF	4,771	4,458	1,571	1,407
Americas	1,399	1,367	478	474
Swedish Match	1,814	—	568	—
Wellness and Healthcare	237	199	75	57
Net revenues	$26,127	$23,610	$9,141	$8,032
Operating income (loss):
Europe	$4,446	$4,447	$1,708	$1,415
SSEA, CIS & MEA	2,371	3,009	801	1,086
EA, AU & PMI DF	1,920	1,746	753	533
Americas	141	336	5	85
Swedish Match	597	—	140	—
Wellness and Healthcare	(808)	(216)	(37)	(151)
Operating income	$8,667	$9,322	$3,370	$2,968

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2023	2022	Change	2023	2022	Change
Combustible tobacco products
Europe	$6,084	$5,996	1.5%	$2,160	$1,996	8.2%
SSEA, CIS & MEA	6,988	6,852	2.0%	2,485	2,454	1.3%
EA, AU & PMI DF	2,091	2,214	(5.6)%	678	692	(1.9)%
Americas	1,349	1,296	4.1%	460	450	2.4%
Swedish Match	333	—	—%	49	—	—%
Total combustible tobacco products	16,845	16,358	3.0%	5,832	5,591	4.3%
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
Europe	3,900	3,809	2.4%	1,512	1,276	18.5%
SSEA, CIS & MEA	934	929	0.5%	292	368	(20.6)%
EA, AU & PMI DF	2,680	2,244	19.5%	893	715	24.8%
Americas	50	71	(29.7)%	18	24	(27.9)%
Swedish Match	1,481	—	—%	519	—	—%
Total smoke-free products excluding Wellness and Healthcare	9,045	7,053	28.2%	3,234	2,384	35.7%
Wellness and Healthcare	237	199	19.1%	75	57	31.6%
Total smoke-free products	9,282	7,252	28.0%	3,309	2,441	35.6%

Total PMI net revenues	$26,127	$23,610	10.7%	$9,141	$8,032	13.8%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:
•Impairment of goodwill and other intangibles – See Note 6. Goodwill and Other Intangible Assets, net for the details of the $680 million goodwill and non-amortizable intangible assets impairment charges included in the Wellness and Healthcare segment for the nine months ended September 30, 2023. For the nine months and three months ended September 30, 2022, PMI recorded an impairment charge related to definite-lived intangible assets of $112 million. This charge was included in the Wellness and Healthcare segment. For further details, see Note 6. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – See Note 10. Contingencies for details of the $204 million pre-tax charge included in the EA, AU & PMI DF segment results for the nine months ended September 30, 2023.
•Termination of distribution arrangement in the Middle East – In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the condensed consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the nine months ended September 30, 2023.
•Charges related to the war in Ukraine – In the third quarter of 2023, PMI recorded a pre-tax charge of $19 million related to the war in Ukraine. This charge was included in the condensed consolidated statements of earnings and was included in the Europe segment for the nine months and three months ended September 30, 2023. For the nine months and three months ended September 30, 2022, PMI recorded a pre-tax charge of $128 million and $6 million, respectively. These charges were included in the condensed consolidated statements of earnings and were included in the Europe segment for the nine months and three months ended September 30, 2022. For further details, see Note 3. War in Ukraine.

•Swedish Match AB acquisition accounting related item - See Note 2. Acquisitions for details of the $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the nine months ended September 30, 2023.
•Asset impairment and exit costs – See Note 17. Asset Impairment and Exit Costs for details of the $109 million pre-tax charges for the nine months ended September 30, 2023, as well as a breakdown of these costs by segment.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings during the nine months and three months ended September 30, 2023 and was included in the operating results of the following segments for both of these periods: Europe ($62 million); SSEA, CIS & MEA ($44 million); EA, AU & PMI DF ($27 million); and Americas ($7 million).
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

Our consolidated shipment volume is shown in the table below:

Consolidated Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
Cigarettes and Heated Tobacco Units (million units)	2023	2022	Change	2023	2022	Change
Cigarettes	461,855	467,882	(1.3)%	161,137	161,966	(0.5)%
Heated Tobacco Units	91,291	77,148	18.3%	32,471	27,508	18.0%
Total Cigarettes and Heated Tobacco Units	553,146	545,030	1.5%	193,608	189,474	2.2%

Oral Product Shipment Volume (million cans) (1)
Nicotine Pouches	295.4	2.7	+100%	114.6	0.8	+100%
Snus	178.5	12.0	+100%	60.3	4.4	+100%
Moist Snuff	102.5	—	—%	33.2	—	—%
Other	3.3	—	—%	0.9	—	—%
Total Oral Products	579.8	14.7	+100%	209.0	5.2	+100%
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

Heated tobacco units ("HTUs") is the term we use to refer to heated tobacco consumables, which include our BLENDS, DELIA, HEETS, HEETS Creations, HEETS Dimensions, HEETS Marlboro and HEETS FROM MARLBORO (defined collectively as HEETS), Marlboro Dimensions, Marlboro HeatSticks, Parliament HeatSticks, SENTIA, TEREA and TEREA CRAFTED, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). HTUs also include zero tobacco heat-not-burn consumables (LEVIA).

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

Key market data regarding total market size, our shipments and market share are shown in the tables below:

	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Total (1) (2)	1,929.9	1,961.1	553.1	545.0	461.9	467.9	91.3	77.1	28.3	27.6	4.6	4.0
Europe
France	22.7	24.8	10.2	10.8	10.0	10.6	0.2	0.2	42.3	43.7	0.7	0.7
Germany (3)	53.0	54.2	19.8	21.1	17.7	19.0	2.2	2.1	39.0	38.7	5.2	3.8
Italy	55.1	55.0	29.1	30.7	20.8	22.2	8.4	8.5	53.7	54.0	16.8	14.3
Poland	43.7	42.9	18.1	16.6	14.3	13.0	3.8	3.6	41.4	38.7	8.7	8.3
Spain	33.0	34.0	9.9	10.6	9.2	9.9	0.8	0.7	29.4	30.3	2.2	1.6
SSEA, CIS & MEA
Egypt	54.8	69.0	18.1	15.2	17.4	14.6	0.7	0.5	33.3	22.2	1.6	0.8
Indonesia	219.1	230.6	63.1	65.6	63.1	65.6	—	—	28.8	28.5	—	—
Philippines	32.2	40.4	18.0	24.5	17.8	24.3	0.2	0.2	56.0	60.6	0.5	0.4
Russia	152.0	156.7	48.3	48.6	36.5	37.3	11.8	11.3	31.7	30.9	7.9	7.6
Turkey	101.1	85.6	50.3	40.4	50.3	40.4	—	—	49.8	47.2	—	—
EA, AU & PMI DF
Australia	5.6	6.6	2.0	2.2	2.0	2.2	—	—	35.4	33.6	—	—
Japan (2)	111.1	110.5	47.0	39.5	13.9	16.1	33.0	23.3	39.5	37.5	26.4	23.4
South Korea	54.3	55.0	10.6	10.6	6.8	7.2	3.8	3.4	19.5	19.2	7.0	6.1
Americas
Argentina	21.6	22.5	13.4	14.4	13.4	14.4	—	—	61.9	63.9	—	—
Mexico	21.2	22.6	13.2	14.5	13.1	14.4	0.1	0.1	62.2	64.3	0.5	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted in-market sales volume share

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Total (1) (2)	668.3	684.2	193.6	189.5	161.1	162.0	32.5	27.5	28.9	28.0	4.6	4.1
Europe
France	7.6	8.5	2.7	3.5	2.6	3.4	—	0.1	42.2	43.3	0.7	0.7
Germany (3)	19.3	20.2	6.9	7.3	6.0	6.6	0.9	0.7	38.4	38.3	4.9	3.7
Italy	19.5	19.4	10.4	10.0	6.8	7.2	3.6	2.8	53.4	53.9	16.0	13.7
Poland	15.2	15.4	6.5	6.2	5.2	4.7	1.3	1.5	42.7	40.4	8.7	9.7
Spain	11.9	12.4	3.5	3.6	3.1	3.3	0.3	0.3	29.8	30.6	2.3	1.7
SSEA, CIS & MEA
Egypt	16.2	23.0	6.4	5.0	6.1	4.8	0.2	0.2	40.2	21.7	2.0	0.9
Indonesia	77.9	81.1	22.5	23.3	22.5	23.3	—	—	28.9	28.8	—	—
Philippines	10.5	13.0	5.7	7.8	5.6	7.7	0.1	0.1	54.5	59.9	0.5	0.5
Russia	55.2	56.4	17.1	17.7	12.9	13.7	4.2	4.0	31.2	31.7	7.5	7.3
Turkey	37.5	30.2	18.9	14.9	18.9	14.9	—	—	50.5	49.1	—	—
EA, AU & PMI DF
Australia	1.8	2.1	0.7	0.7	0.7	0.7	—	—	38.1	35.1	—	—
Japan (2)	38.2	38.6	15.5	13.2	4.3	4.9	11.2	8.3	39.5	37.9	26.5	24.1
South Korea	18.8	19.4	3.7	3.7	2.4	2.6	1.3	1.2	19.6	19.0	7.1	5.9
Americas
Argentina	6.6	7.6	4.0	4.8	4.0	4.8	—	—	61.2	63.2	—	—
Mexico	7.7	8.1	4.9	5.3	4.8	5.2	—	—	62.9	65.1	0.5	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted in-market sales volume share. Historical HTU adjusted in-market sales volume share: Q4, 2022 (4.7%); Q1, 2023 (5.4%); Q2, 2023 (5.4%). Historical total adjusted in-market sales volume share: Q4, 2022 (39.7%); Q1, 2023 (39.4%); Q2, 2023 (39.2%)

Consolidated Operating Results for the Nine Months Ended September 30, 2023

The following discussion compares our consolidated operating results for the nine months ended September 30, 2023, with the nine months ended September 30, 2022.

Total Market

Estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs decreased by 1.6% in the first nine months, reflecting declines in the SSEA, CIS & MEA Region, the Europe Region and the Americas Region, partly offset by an increase in the EA, AU & PMI DF Region, as described in the Regional sections of this MD&A.

For the full year 2023, we currently expect an estimated total international industry volume decline for cigarettes and HTUs, excluding China and the U.S., of 1.5% to 2.0%.

Shipment Volume
Our total cigarette and HTU shipment volume increased by 1.5%, reflecting an 18.3% increase in HTU shipments across all regions, partly offset by a 1.3% decline in cigarette shipments (due to the Europe, EA, AU & PMI DF, and Americas Regions, partly offset by the SSEA, CIS & MEA Region). Cigarette shipment volume for Marlboro decreased by 2.3% to 179.8 billion units, due primarily to the Philippines.

Our total oral product shipment volume increased by +100%, driven by the Swedish Match acquisition. For comparison purposes, assuming the inclusion of Swedish Match's first nine months 2022 shipment volume prior to our acquisition, total oral product shipment volume increased by 14.4%, primarily reflecting growth in nicotine pouches (particularly in the U.S.), partly offset by a decline for snus (mainly in Scandinavia). Swedish Match's total oral product shipment volume increased by 15.4% versus its corresponding shipments in the first nine months of 2022. Volume comparisons versus Swedish Match's first nine months 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

For the full year 2023, we currently expect a total cigarette and HTU shipment volume growth for PMI of 1.0% to 1.5%.
•HTU shipment volume within the lower half of PMI's previous 125-to-130-billion-unit range, reflecting the impact of a further delayed market launch in Taiwan, very limited growth in Russia and Ukraine, as well as some uncertainty related to inventory levels in the Europe Region, as trade partners adjust to the upcoming HTU flavor ban in the EU;
•A cigarette shipment volume decline of approximately 1.0% to 2.0%;

For the full year 2023, we also expect nicotine pouch shipment volume of 390 to 410 million cans, reflecting the continued outstanding growth of ZYN in the U.S.

Impact of Inventory Movements
Excluding the net favorable impact of estimated distributor inventory movements (primarily driven by HTUs), PMI’s total in-market sales for cigarettes and HTUs increased by 0.9%, reflecting 12.8% growth for HTUs, partly offset by a decline of 1.1% for cigarettes. The net favorable impact of estimated distributor inventory movements for HTUs was driven primarily by Japan (partly reflecting a favorable comparison due to HTU capacity constraints in the prior year period), partially offset by Italy.

Adjusted in-market sales for HTUs increased by 15.2%, including growth in Europe of 19.3% and Japan of 14.9%. Excluding Russia and Ukraine, adjusted in market sales for HTUs increased by 17.9%.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Nine Months Year-to-Date
	2023	2022	Change (pp)
Total International Market Share (1)	28.3%	27.6%	0.7
Cigarettes	23.7%	23.6%	0.1
HTU	4.6%	4.0%	0.6

Cigarette over Cigarette Market Share (2)	25.2%	24.9%	0.3

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$26,127	$23,610	10.7%	7.4%	$2,517	$(1,034)	$1,814	$1,309	$614	$(186)
Cost of Sales (2)	(9,431)	(8,191)	(15.1)%	(10.3)%	(1,240)	206	(605)	—	(652)	(189)
Marketing, Administration and Research Costs (3)	(8,029)	(6,097)	(31.7)%	(22.6)%	(1,932)	56	(612)	—	—	(1,376)
Operating Income	$8,667	$9,322	(7.0)%	(5.1)%	$(655)	$(772)	$597	$1,309	$(38)	$(1,751)
(1) Cost/Other variance includes charges in 2023 of $80 million following the termination of a distribution arrangement in the Middle East.
(2) Cost/Other variance includes charges in 2023 of $11 million related to the war in Ukraine, more than offset by charges in 2022 of $112 million related to an impairment charge of other intangible assets and $46 million related to the war in Ukraine. For more details, see Note 3. War in Ukraine and Note 6. Goodwill and Other Intangible Assets, net.
(3) Cost/Other variance includes charges in 2023 of $109 million related to asset impairment and exit costs, the South Korea indirect tax charge of $204 million, an impairment charge for goodwill and other intangibles of $680 million, the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million, and $8 million related to the war in Ukraine, partially offset by charges in 2022 of $82 million related to the war in Ukraine and $269 million related to costs associated with the Swedish Match AB offer. For more details, see Note 3. War in Ukraine, Note 6. Goodwill and Other Intangible Assets, net, Note 10. Contingencies and Note 17. Asset Impairment and Exit Costs.

For the nine months ended September 30, 2023, net revenues, excluding currency and acquisitions, increased by 7.4%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume and unfavorable HTU mix. The increase was partly offset by lower fees for certain distribution rights billed to customers in certain markets and a charge to net revenues in 2023 of $80 million following the termination of a distribution arrangement in the Middle East, both shown in "Other".

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Indonesian rupiah, Japanese yen and Russian ruble, partially offset by the Mexican peso.

Net revenues include $9.3 billion in 2023 and $7.3 billion in 2022 related to smoke-free products.

Operating income decreased by 7.0%. Operating income, excluding currency and acquisitions, decreased by 5.1%, primarily reflecting: the 2023 impairment charge for goodwill and other intangibles of $680 million, the impact of 2023 asset impairment and exit costs of $109 million, the termination of a distribution arrangement in the Middle East of $80 million, the South Korea indirect tax charge of $204 million and the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million, partly offset by the 2022 charges of $128 million related to the war in Ukraine, the 2022 costs associated with the Swedish Match AB offer of $269 million and $112 million related to an impairment charge of other intangible assets in 2022. In addition to these items, operating income was also negatively impacted by: higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages, and lower commercial investments in the prior year period); higher manufacturing costs (primarily due to inflationary impacts, notably related to direct materials, tobacco leaf and energy, partly offset by productivity); and the impact of lower fees for certain distribution rights, as noted for net revenues, partially offset by a favorable pricing variance. Volume/mix was slightly unfavorable, mainly reflecting lower cigarette volume, as well as unfavorable HTU and cigarette mix, largely offset by higher HTU volume.

Amortization expense for each of the next five years is estimated to be approximately $460 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This estimate is subject to change based on the finalization of the preliminary purchase price allocation of the Swedish Match acquisition. Additionally, the estimated future amortization expense could significantly increase following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc (see Note 2, Acquisitions), the accounting for which will depend on the facts and circumstances effective May 1, 2024, when PMI will hold the full rights.

Like many other global companies, we are facing continued global inflationary pressures, primarily impacting cost of sales for our business (notably related to certain direct materials, energy, transportation and logistics) and overall inflationary impacts on marketing, administration and research costs (notably wages). While we expect certain inflationary elements to ease over the course of the year, we anticipate that our 2023 results will likely continue to be impacted by inflationary forces (particularly related to tobacco leaf given the impact of longer inventory durations and higher prices of direct materials). For the nine months ended September 30, 2023, this impact was approximately $500 million. For further details, see "Impact of Inflation on Our Business and Mitigation Efforts" within the Business Environment section of this MD&A.

Interest expense, net, of $788 million increased by $370 million or 88.5%, primarily due to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Our effective tax rate increased by 5.1 percentage points to 25.7%. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $5.6 billion decreased by $1.0 billion or 15.5%. This decrease was due primarily to lower operating income, higher interest expense, net and a higher effective tax rate, as discussed above. Basic and diluted EPS of $3.61 decreased by 15.7% and 15.5%, respectively. Excluding an unfavorable currency impact of $0.43, diluted EPS decreased by 5.4%.

Consolidated Operating Results for the Three Months Ended September 30, 2023
The following discussion compares our consolidated operating results for the three months ended September 30, 2023, with the three months ended September 30, 2022.

Total Market

During the quarter, estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs decreased by 2.3% in the third quarter, reflecting declines in the South & Southeast Asia, Commonwealth of Independent States, and Middle East & Africa (SSEA, CIS & MEA) Region, the Europe Region and the Americas Region, partly offset by an increase in the East Asia, Australia & PMI Duty Free (EA, AU & PMI DF) Region, as described in the Regional sections of this MD&A.

Shipment Volume

Our total cigarette and HTU shipment volume increased by 2.2%, reflecting an 18.0% increase in HTU shipments across all regions, partly offset by a 0.5% decline in cigarette shipments (due to the Europe Region, the EA, AU & PMI DF Region and the Americas Region, partially offset by the SSEA, CIS & MEA Region). Cigarette shipment volume for Marlboro decreased by 1.6% to 63.0 billion units, due primarily to the Philippines.

Our total oral product shipment volume increased by +100%, driven by the Swedish Match acquisition. For comparison purposes, assuming the inclusion of Swedish Match's third quarter 2022 shipment volume prior to our acquisition, total oral product shipment volume increased by 19.4%, primarily reflecting growth in nicotine pouches (particularly in the U.S.), partly offset by a decline for snus (mainly in Scandinavia). Swedish Match's total oral product shipment volume increased by 20.5% versus its corresponding shipments in the third quarter of 2022. Volume comparisons versus Swedish Match's third quarter 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

Impact of Inventory Movements

Excluding the net favorable impact of estimated distributor inventory movements (primarily driven by HTUs), PMI’s total in-market sales for cigarettes and HTUs increased by 0.8%, reflecting 10.2% growth for HTUs, partly offset by a decline of 0.7% for cigarettes. The net favorable impact of estimated distributor inventory movements for HTUs was driven primarily by Japan (primarily reflecting the shift from air to sea freight).

Adjusted in-market sales for HTUs increased by 14.4%, including growth in Europe of 16.1%, Japan of 11.7% and limited growth in Russia and Ukraine; excluding these two markets, adjusted in-market sales for HTUs increased by 15.7%.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Third-Quarter
	2023	2022	Change (pp)
Total International Market Share (1)	28.9%	28.0%	0.9
Cigarettes	24.3%	23.9%	0.4
HTU	4.6%	4.1%	0.5

Cigarette over Cigarette Market Share (2)	25.9%	25.3%	0.6

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,141	$8,032	13.8%	9.3%	$1,109	$(209)	$568	$513	$265	$(28)
Cost of Sales (1)	(3,165)	(2,935)	(7.8)%	(3.6)%	(230)	5	(129)	—	(199)	93
Marketing, Administration and Research Costs (2)	(2,606)	(2,129)	(22.4)%	(4.5)%	(477)	(83)	(299)	—	—	(95)
Operating Income	$3,370	$2,968	13.5%	18.5%	$402	$(287)	$140	$513	$66	$(30)
(1) Cost/Other variance includes charges in 2023 of $11 million related to the war in Ukraine, partially offset by charges in 2022 of $112 million related to an impairment charge of other intangible assets. For more details, see Note 3. War in Ukraine and Note 6. Goodwill and Other Intangible Assets, net.
(2) Cost/Other variance includes charges in 2023 related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million, as well as $8 million of charges related to the war in Ukraine, more than offset by charges in 2022 of $6 million related to the war in Ukraine and $217 million in 2022 related to costs associated with the Swedish Match AB offer. For more details, see Note 3. War in Ukraine.

During the quarter, net revenues, excluding currency and acquisitions, increased by 9.3%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher HTU volume and favorable cigarette mix, partially offset by lower cigarette volume.

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Japanese yen and Russian ruble, partly offset by the Euro.

Net revenues include $3.3 billion in 2023 and $2.4 billion in 2022 related to smoke-free products.

Operating income increased by 13.5%. Operating income, excluding currency and acquisitions, increased by 18.5%, primarily reflecting: the absence of the third quarter 2022 charges of $112 million related to an impairment charge of other intangible assets and the 2022 costs associated with the Swedish Match AB offer of $217 million, partly offset by the 2023 charges related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million. In addition to these items, operating income was also favorably impacted by: the favorable pricing variance; and favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable cigarette mix; partially offset by higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages).

Interest expense, net, of $261 million increased by $123 million or 89.1%, primarily due to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Our effective tax rate increased by 11.2 percentage points to 33.2%. For further details, see Note 11. Income Taxes.

Net earnings attributable to PMI of $2.1 billion decreased by $33 million or 1.6%. This decrease was due primarily to a higher effective tax rate and higher interest expense, net, partly offset by higher operating income, as discussed above. Basic and diluted EPS of $1.32 decreased by 1.5% and 1.5%, respectively. Excluding an unfavorable currency impact of $0.17, diluted EPS increased by 11.2%.

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

Prior to the Ninth Session of the CoP ("CoP 9") to the FCTC, which took place in November 2021, the WHO and the WHO FCTC Secretariat published two reports on novel and emerging tobacco products. Discussions on these reports have been postponed to the Tenth Session of the CoP ("CoP 10") to be held in November 2023. In August 2023, the WHO Study Group on Tobacco Products Regulation issued its ninth report, including recommendations on nicotine pouches, in line with previous policy recommendations on regulating flavors in tobacco and nicotine products. It is not possible to predict whether or to what extent these developments will be reflected in decisions adopted at CoP 10 following deliberations. The WHO’s reports are not binding on the WHO Member States nor on Parties to the FCTC.

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

World Customs Organization Developments: In 2020, the World Customs Organization (the “WCO”) amended the Harmonized System ("HS") nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments became effective as of January 1, 2022. The vast majority of countries where our RRPs are commercialized have adopted the amended HS, creating new dedicated customs codes for novel tobacco and nicotine products.

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

EU Tobacco Excise Directive ("TED"): The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products, e-cigarettes and nicotine pouches. The proposal, after several delays, could be adopted by the College of Commissioners at the end of 2023 or beginning of 2024. Depending on the adoption date by the College of Commissioners, the proposal will be discussed by the EU Council in the course of 2024-2025. Any final amendments to TED require unanimous agreement by all EU Member States, followed by transposition of TED into national legislation. The potential effective date for any changes to TED, after the transposition in Member States' national legislation, is 2026.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, on November 23, 2022, the EU Commission published a delegated directive that will eliminate this exemption. All EU Member States are required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products in the EU, impacting a significant proportion of our RRP products currently sold in the EU. While we cannot predict the ultimate impact on our business from this ban, consumer switching to non-flavored products was high in reaction to past bans on flavors in other categories and markets. Therefore, while we believe that short-term volatility is possible, including in year-end trade inventories, we do not expect a significant change in the structural growth of the heated tobacco product category, with consumers switching to non-flavored products partially mitigating the effect of the ban. A majority of member states have transposed this directive, withdrawing the heated tobacco product exemption from the characterizing flavor ban into national law. The remaining markets are expected to adopt this directive in 2024, and we will continue to actively monitor relevant developments in the EU market. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

In some countries, including in the EU, cigarettes are subject to testing, disclosure and mandatory emissions limits for tar, nicotine, carbon monoxide and other smoke constituents. In the Netherlands, several public health organizations have requested that the Dutch enforcement body enforce the requirements for maximum tar, nicotine, and carbon monoxide ("TNCO") emissions levels for cigarettes using a test method other than the method currently set forth in the EU TPD and transposed into national legislation. This request followed publication of a report by the Dutch State Institute for Public Health & Environment, which found that all cigarette brands sold in the Netherlands exceeded the maximum TNCO levels when measured under an alternative method. The Dutch enforcement body declined the request, and the applicants have challenged such decision in pending legal proceedings in the Netherlands. The case is currently pending before the Trade and Industry Appeals Tribunal in the Netherlands, and a decision is expected in the fourth quarter of 2023. While we cannot predict the outcome, a decision to enforce the existing TNCO ceilings in the Netherlands using the alternative test method could impact a significant portion of the manufactured cigarettes available on the market in the Netherlands and could lead to similar actions in other EU countries.

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 14% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the EU accounted for approximately 8% of total cigarette consumption in 2022.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 68 Parties, including the EU, have ratified it.

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

In May 2016, PMI launched PMI IMPACT, a global initiative that supports third-party projects dedicated to fighting illicit trade and related crimes such as corruption, organized criminal networks and money laundering. The centerpiece of PMI IMPACT is a council of external independent experts in the fields of law, anti-corruption and law enforcement responsible for evaluating and approving funding proposals for PMI IMPACT grants. PMI has pledged $100 million to fund projects within PMI IMPACT over three funding rounds. The implementation of the grants assigned under the third funding round is ongoing.

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

As of September 30, 2023, PMI's smoke-free products were available for sale in 82 markets.

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

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., to end the companies' commercial relationship covering Platform 1 in the U.S. as of April 30, 2024. Under this agreement, effective May 1, 2024, PMI will hold the full rights to commercialize Platform 1 in the U.S.- the world’s largest smoke-free market. This agreement provides a clear path to expanding Platform 1's international success in a market where approximately 30 million adults continue to smoke cigarettes.

Our commercialization efforts for the other PMI-developed RRP platforms are as follows:

•In late 2022, we began commercializing our BONDS product in the Philippines and Colombia.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 23 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. Swedish Match nicotine pouches are currently available in 25 markets.

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

We must request and receive authorization from the FDA in order to continue marketing this product with the same modified exposure information before the order expires in four years from the date of the orders.

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

On July 5, 2023, we submitted a renewal application to the FDA requesting re-authorization to market the IQOS products with a modified exposure order in the U.S. This renewal request was received by the FDA 360 days prior to the expiration date of the original marketing orders, and in early September 2023, the FDA formally accepted our renewal MRTPAs for review. As our application proceeds through the review process, the FDA may request additional information or conduct subsequent inspections to verify the information we submitted.

On October 20, 2023, we submitted bundled PMTAs for our IQOS ILUMA THS products together with MRTPAs requesting authorization of the exposure reduction marketing order previously granted for IQOS blade versions. We submitted these applications at the same time in order to allow the FDA to evaluate the PMTAs and MRTPAs concurrently.

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

In March 2020, the FDA issued a final rule to require new text and graphic health warnings on cigarette packs and advertisements. HTPs are technically covered by this rule, however the FDA stated that it would make product-specific decisions about health warnings when issuing or revising individual product or marketing orders. This approach would be consistent with the original marketing order granted for Heatsticks where the FDA required Philip Morris Products S.A. to remove the Surgeon General’s health warning for carbon monoxide from its packaging and advertising, and to use a nicotine addiction health warning instead. Philip Morris Products S.A. is committed to providing adult consumers with complete, accurate, and non-misleading information about possible health risks associated with its products. We shared our views with the FDA on the application of the new warnings to our HTPs. The final rule was the subject of litigation in the U.S. and was vacated nationwide by a federal court in November 2022. Philip Morris Products S.A. was not a party to this litigation.

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

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones in order to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria to terminate the companies' commercial relationship covering IQOS in the U.S., as of April 30, 2024. Thereafter, PMI will hold the full rights to commercialize IQOS in the U.S. For more details, see Note 2. Acquisitions and Note 10. Contingencies to our condensed consolidated financial statements.

In January 2020, we announced an agreement with KT&G, a leading tobacco and nicotine company in South Korea, for the commercialization of KT&G’s smoke-free products outside of South Korea on an exclusive basis. On January 30, 2023, we announced a renewal and extension of this arrangement. For more information, see Acquisitions and Other Business Arrangements below.

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World (the "Foundation"). The Foundation is an independent, nonprofit organization dedicated to reducing the health impacts of smoking as set out in its Articles of Incorporation and its Bylaws. In September 2020, our pledge agreement with the Foundation was amended. We contributed $45 million in 2020, $40 million in 2021, $17.5 million in 2022, and had expected to contribute up to $35 million annually from 2023 through 2029, as specified in the amended pledge agreement. The Foundation and PMI have now agreed to terminate the existing pledge agreement and PMI has made final grant payments totaling $140 million, commensurate with the early termination of the pledge agreement.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Russia, South Korea and Thailand in Note 10. Contingencies to our condensed consolidated financial statements.

In November 2010, a World Trade Organization ("WTO") panel issued its decision in a dispute between the Philippines and Thailand, concerning a series of Thai customs and tax measures affecting cigarettes imported by Philip Morris (Thailand) Limited ("PM Thailand") into Thailand (see Note 10. Contingencies for additional information). The decision concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Thai government, and created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed to fully comply with the decision, but the Philippines asserts that to date, Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the

Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues and the countries have since agreed to seek the establishment of a bilateral consultative mechanism, with the goal of reaching a comprehensive settlement of their dispute, consistent with their rights and obligations under the WTO Agreements, as well as the recommendations and rulings of the WTO Dispute Settlement Body.

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in March 2020, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. In September 2020, the Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. BAT has filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees and seeking EUR 50 million (approximately $55.2 million) in damages. The court admitted the claim and issued summons for PM Italia to appear in the case. After a series of postponements, on September 25, 2023, the court proceeded with the examination of the first witness, i.e., the former external consultant of PM Italia. The court also set the calendar for the next hearings (11 in total), that began in October 2023 and will continue until May 2024, for the examination of the defendants, all remaining witnesses and experts. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Impact of Inflation on Our Business and Mitigation Efforts

Like many other global companies, we have experienced inflationary pressures in 2022 and the first nine months of 2023, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. For the nine months ended September 30, 2023, this impact was approximately $500 million and we expect it to continue at least through the fourth quarter of 2023. This impact has been, and we expect it to continue to be, significantly offset by the positive elements of pricing, productivities and the mitigating factors as we progress through the year. The net result of the inflationary impacts and our efforts to mitigate these impacts were not material to PMI during these periods.

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

On August 9, 2021, the U.S. imposed blocking sanctions on certain Belarusian individuals and entities pursuant to an Executive Order, which expanded the bases for the imposition of sanctions, including, among others, by authorizing the imposition by OFAC of blocking sanctions on persons operating in the tobacco sector of the Belarus economy. In 2021-2023, the U.S., the EU, the U.K., Switzerland and several other jurisdictions supplemented their respective sanctions lists by including additional Belarusian sanctions targets.

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the U.K., Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls regarding Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located, and authorized the imposition of blocking sanctions on anyone operating in the Russian manufacturing sector. The potential application of the latter for goods other than military goods remains unclear. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The U.S., the EU, Switzerland and Japan introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. The EU, Switzerland and the U.K. also prohibited technical assistance and other services related to restricted goods. The EU, Switzerland and the U.K. prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. The EU and Switzerland prohibited transfer and licensing of intellectual property rights in relation to restricted goods. Additionally, the EU, the U.S., the U.K., Switzerland, Canada, Australia, New Zealand and Ukraine sanctioned Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

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

Segment Operating Results – Three Months and Nine Months Ended September 30, 2023

The following discussion compares operating results within each of our segments for the three months and nine months ended September 30, 2023, with the three months and nine months ended September 30, 2022.

Unless otherwise stated, references to total industry, total market, our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

Europe:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,672	$3,272	12.2%	6.1%	$400	$202	$—	$176	$22	$—
Operating Income	$1,708	$1,415	20.7%	11.9%	$293	$124	$—	$176	$11	$(18)

During the quarter, net revenues, excluding currency and acquisitions, increased by 6.1%, reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarette volume, as well as unfavorable cigarette and HTU mix.

Operating income, excluding currency and acquisitions, increased by 11.9%, primarily reflecting: a favorable comparison to 2022 of $100 million related to costs associated with the Swedish Match AB offer, and a favorable pricing variance; partly offset by higher marketing, administration and research costs (primarily due to inflationary impacts), as well as the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $62 million. Volume/mix was slightly favorable, mainly reflecting higher HTU volume and favorable device mix, largely offset by lower cigarette volume, as well as unfavorable HTU and cigarette mix.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,984	$9,805	1.8%	1.9%	$179	$(6)	$—	$353	$(168)	$—
Operating Income	$4,446	$4,447	—%	(1.5)%	$(1)	$64	$—	$353	$(225)	$(193)

For the nine months ended September 30, 2023, net revenues, excluding currency and acquisitions, increased by 1.9%, reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing, partly offset by lower HTU (net) pricing (primarily in the first-half of 2023 related to the supplemental tax surcharge in Germany) and lower device pricing; partially offset by unfavorable volume/mix, mainly due to lower cigarette volume, as well as unfavorable HTU and cigarette mix, partly offset by higher HTU volume and favorable device mix.

The pricing variance for the full year 2022 and the first nine months of 2023 was negatively impacted by the supplemental tax surcharge on heated tobacco units in Germany, which went into effect in 2022. The negative impact will continue until a ruling on the legality of the surcharge is issued. It is currently being assessed in court and the obligation to pay the surcharge is temporarily suspended. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results. The accrued liability balance will continue to increase with the continuation of the HTU selling activities and in the case of an unfavorable ruling would negatively impact PMI’s future cash provided by operating activities. A favorable ruling would positively impact future PMI’s operating results.

Operating income, excluding currency and acquisitions, decreased by 1.5%, primarily reflecting: unfavorable volume/mix, mainly due to the same factors as for net revenues; higher marketing, administration and research costs (mainly due to inflationary impacts and lower commercial investments in the prior year period); higher manufacturing costs (primarily due to inflationary impacts); the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World ($62 million) and the 2023 charges for asset impairment and exit costs ($49 million), partly offset by the favorable pricing variance, lower charges in 2023 related to the war in Ukraine ($109 million) and a favorable comparison to 2022 costs associated with the Swedish Match AB offer ($124 million).

Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market for cigarettes and HTUs in the Region decreased by 2.9% to 146.3 billion units, reflecting a 4.5% decline for cigarettes, partly offset by a 13.9% increase for HTUs. The decrease in the estimated total market was notably due to France (down by 10.6%), Germany (down by 4.7%) and the UK (down by 17.6%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region decreased by 1.4% to 411.6 billion units, reflecting a 3.2% decline for cigarettes, partly offset by a 16.6% increase for HTUs. The decrease in the estimated total market was notably due to the Czech Republic (down by 9.0%), France (down by 8.4%), Germany (down by 2.3%) and the UK (down by 15.1%).

Europe Key Data	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2023	2022	% / pp	2023	2022	% / pp
PMI Market Share
Cigarettes	30.4%	30.8%	(0.4)	30.4%	31.3%	(0.9)
Heated Tobacco Units	8.6%	7.5%	1.1	8.8%	7.5%	1.3
Total Europe	39.0%	38.2%	0.8	39.1%	38.8%	0.3
Note: Sum may not foot to total due to roundings

In the third quarter, our total cigarette and HTU shipment volume in the Region decreased by 0.8% to 56.5 billion units, mainly due to France (down by 22.5%; or by 12.9% excluding the net unfavorable impact of estimated distributor inventory movements) and Germany (down by 5.4%), partly offset by Italy (up by 4.0%; or down by 0.5% excluding the net favorable impact of estimated distributor inventory movements) and Ukraine (up by 16.4%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 16.1% in the quarter, reflecting the strong continued growth momentum for IQOS (including in Poland, where adjusted in-market sales volume for HTUs increased by 11.7%).

Our HTU share of the total cigarette and HTU market in the Region increased by 1.1 points, or by 1.3 points on an adjusted basis.

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region decreased by 1.6% to 161.2 billion units, mainly due to Germany (down by 6.0%, or by 1.5% excluding the net unfavorable impact of estimated wholesaler inventory movements) and Italy (down by 5.1%; or by 0.5% excluding the net unfavorable impact of estimated distributor inventory movements), partly offset by Poland (up by 9.0%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 19.3% in the first nine months, including growth in Germany and Italy of 33.6% and 16.3%, respectively.

Our HTU share of the total cigarette and HTU market in the Region increased by 1.3 points, or by 1.5 points on an adjusted basis.

SSEA, CIS & MEA:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,777	$2,822	(1.6)%	12.6%	$(45)	$(401)	$—	$265	$118	$(27)
Operating Income	$801	$1,086	(26.2)%	1.9%	$(285)	$(306)	$—	$265	$(74)	$(170)
During the quarter, net revenues, excluding currency and acquisitions, increased by 12.6%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by favorable cigarette mix.

Operating income, excluding currency and acquisitions, increased by 1.9%, primarily reflecting: the favorable pricing variance and a favorable comparison to 2022 costs associated with the Swedish Match AB offer of $61 million, largely offset by higher marketing, administration and research costs; higher manufacturing costs (primarily due to inflationary impacts); and unfavorable volume/mix, mainly due to an unfavorable cigarette volume impact and unfavorable cigarette mix; as well as the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $44 million.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,922	$7,781	1.8%	11.2%	$141	$(733)	$—	$751	$303	$(180)
Operating Income	$2,371	$3,009	(21.2)%	(6.3)%	$(638)	$(448)	$—	$751	$(188)	$(753)

For the nine months ended September 30, 2023, net revenues, excluding currency and acquisitions, increased by 11.2%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing, with HTU pricing also higher; and favorable volume/mix, primarily driven by favorable cigarette mix, as well as higher volume for HTUs and devices, partly offset by an unfavorable cigarette volume impact; partially offset by the 2023 termination of a distribution arrangement in the Middle East of $80 million and lower fees for certain distribution rights billed to customers in certain markets, both included in "Cost/Other" in the table above.

Operating income, excluding currency and acquisitions, decreased by 6.3%, primarily reflecting: the termination of a distribution arrangement, as noted for net revenues, higher marketing, administration and research costs; higher manufacturing costs (primarily due to inflationary impacts); unfavorable volume/mix, mainly due to an unfavorable cigarette volume impact and unfavorable cigarette mix, partly offset by higher HTU volume; and the impact of lower fees for certain distribution rights, as noted for net revenues; as well as the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $44 million and the 2023 charges for asset impairment and exit costs ($34 million); partially offset by the favorable pricing variance and a favorable comparison to 2022 costs associated with the Swedish Match AB offer of $76 million.

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market for cigarettes and HTUs in the Region decreased by around 3%, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Bangladesh (down by 7.3%), Egypt (down by 29.3%), Indonesia (down by 3.9%), Pakistan (down by 28.5%) and the Philippines (down by 19.4%), partly offset by Turkey (up by 24.3%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region decreased by around 2%, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Egypt (down by 20.6%), Indonesia (down by 5.0%), Pakistan (down by 37.8%) and the Philippines (down by 20.4%), partly offset by Turkey (up by 18.0%).

In the third quarter, our total cigarette and HTU shipment volume in the Region increased by 3.4% to 95.5 billion units, mainly driven by Egypt (up by 28.0%) and Turkey (up by 27.6%), partly offset by the Philippines (down by 26.6%).

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 1.6% to 267.7 billion units, mainly driven by Algeria (up by 24.1%), Egypt (up by 19.3%) and Turkey (up by 24.5%), partly offset by Indonesia (down by 3.9%), Pakistan (down by 44.3%) and the Philippines (down by 26.4%).

EA, AU & PMI DF:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,571	$ 1,407	11.7%	15.3%	$164	$(51)	$—	$36	$179	$—
Operating Income	$ 753	$ 533	41.3%	54.0%	$220	$(68)	$—	$36	$170	$82

During the quarter, net revenues, excluding currency and acquisitions, increased by 15.3%, reflecting: favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume; and a favorable pricing variance, driven by higher combustible tobacco pricing.

Operating income, excluding currency and acquisitions, increased by 54.0%, mainly reflecting: favorable volume/mix, primarily driven by the same factors as for net revenues; lower supply chain costs (primarily related to Japan); and a favorable comparison to 2022 costs associated with the Swedish Match AB offer ($45 million); partly offset by the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World ($27 million).

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,771	$4,458	7.0%	15.0%	$313	$(354)	$—	$73	$594	$—
Operating Income	$1,920	$1,746	10.0%	27.9%	$174	$(313)	$—	$73	$459	$(45)

For the nine months ended September 30, 2023, net revenues, excluding currency and acquisitions, increased by 15.0%, reflecting: favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable smoke-free product mix (for HTUs and devices); and a favorable pricing variance, driven by higher combustible tobacco and device pricing, partly offset by lower HTU (net) pricing (primarily related to Japan).

Operating income, excluding currency and acquisitions, increased by 27.9%, mainly reflecting favorable volume/mix, primarily driven by higher HTU volume and the favorable impact on profitability of lower device volume, partly offset by lower cigarette volume and unfavorable HTU mix; the favorable pricing variance; lower supply chain costs (primarily related to Japan); a favorable comparison to 2022 costs associated with the Swedish Match AB offer ($56 million); partly offset by the 2023 charge related to the South Korea indirect tax ($204 million), the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World ($27 million) and the 2023 charges for asset impairment and exit costs ($21 million).

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market for cigarettes and HTUs in the Region, excluding China, increased by around 1%, reflecting growth for HTUs, largely offset by a decline for cigarettes. The increase in the estimated total market was mainly driven by International Duty Free (up by 35.7%), partly offset by Japan (down by 1.0%) and South Korea (down by 3.0%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding China, increased by around 2%, reflecting growth for HTUs, partly offset by a decline for cigarettes. The increase in the estimated total market was mainly driven by International Duty Free (up by 40.0%), partly offset by Australia (down by 14.9%), South Korea (down by 1.3%) and Taiwan (down by 4.2%).

In the third quarter, our total cigarette and HTU shipment volume in the Region increased by 11.4% to 26.0 billion units, mainly driven by Japan (up by 17.6%).

PMI's estimated HTU adjusted in-market sales volume in the Region increased by 14.1% in the quarter, including growth in Japan of 11.7%.

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 11.8% to 78.0 billion units, mainly driven by Japan (up by 19.0%) and International Duty Free (up by 12.0%).

PMI's estimated HTU adjusted in-market sales volume in the Region increased by 16.0% in the first nine months, including growth in Japan of 14.9%.

Americas:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$478	$474	0.8%	(7.2)%	$4	$38	$—	$21	$(54)	$(1)
Operating Income	$5	$85	(94.1)%	(49.4)%	$(80)	$(38)	$—	$21	$(41)	$(22)

During the quarter, net revenues, excluding currency and acquisitions, decreased by 7.2%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable cigarette mix; partly offset by a favorable pricing variance, driven by higher combustible tobacco pricing.

Operating income, excluding currency and acquisitions, decreased by 49.4%, mainly reflecting: unfavorable volume/mix, mainly due to the same factors as for net revenues; and higher marketing, administration and research costs (including incremental investments in the U.S. in preparation for smoke-free product commercialization); partly offset by the favorable pricing variance.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,399	$1,367	2.3%	(2.1)%	$32	$61	$—	$94	$(115)	$(8)
Operating Income	$141	$336	(58.0)%	(36.0)%	$(195)	$(74)	$—	$94	$(84)	$(131)

For the nine months ended September 30, 2023, net revenues, excluding currency and acquisitions, decreased by 2.1%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable cigarette mix; partly offset by a favorable pricing variance, driven by higher combustible tobacco pricing.

Operating income, excluding currency and acquisitions, decreased by 36.0%, mainly reflecting: higher marketing, administration and research costs (notably reflecting the same factors as in the quarter); unfavorable volume/mix, mainly due to the same factors as for net revenues and higher manufacturing costs; partly offset by the favorable pricing variance.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by around 2%, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Argentina (down by 13.1%), Canada (down by 13.9%) and Mexico (down by 4.7%), partly offset by Brazil (up by 11.3%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by around 1%, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Argentina (down by 3.9%), Canada (down by 12.9%) and Mexico (down by 6.0%), partly offset by Brazil (up by 9.6%).

In the third quarter, our total cigarette and HTU shipment volume in the Region decreased by 7.3% to 15.6 billion units, mainly due to Argentina (down by 15.8%) and Mexico (down by 7.8%), partly offset by Brazil (up by 7.5%).

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region decreased by 3.4% to 46.2 billion units, mainly due to Argentina (down by 6.9%) and Mexico (down by 9.1%), partly offset by Brazil (up by 12.7%).

Swedish Match:

As of November 11, 2022, PMI became the owner of a majority position in Swedish Match and started consolidating Swedish Match operating results. The business operations of our Swedish Match segment are evaluated separately from the geographical segments.

The third quarter 2023 results of PMI's Swedish Match segment include the impact of financial statement presentation reclassifications recorded on a year-to-date basis primarily associated with the alignment of accounting policies related to the company's post-acquisition evaluation of sales incentives, excise taxes and acquired contracts. Net revenues were unfavorably impacted by these reclassifications, some of which are associated with the first and second quarter of 2023. These reclassifications were not material to the condensed consolidated results of the current period or the period in which they relate.

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$568	$—	—%	—%	$568	$—	$568	$—	$—	$—
Operating Income	$140	$—	—%	—%	$140	$—	$140	$—	$—	$—

We recorded net revenues of $568 million in the Swedish Match segment for the quarter.

We recorded operating income of $140 million in the third quarter. This included $175 million related to the amortization of acquired intangibles.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,814	$—	—%	—%	$1,814	$—	$1,814	$—	$—	$—
Operating Income	$597	$—	—%	—%	$597	$—	$597	$—	$—	$—

For the nine months ended September 30, 2023, we recorded net revenues of $1.8 billion in the Swedish Match segment, with smoke-free products accounting for over 80% of the segment's total net revenues.

We recorded operating income of $597 million for the nine months ended September 30, 2023. This included $274 million related to the amortization of acquired intangibles and $18 million of charges related to an acquisition accounting-related item.

Swedish Match - PMI Shipment Volume Commentary

Swedish Match Oral Product Shipment Volume (1) (million cans)	Third-Quarter			Nine Months Year-to-Date
Nicotine Pouches	2023	2022	Change	2023	2022	Change
U.S.	105.4	—	—%	268.5	—	—%
Scandinavia	7.5	—	—%	21.6	—	—%
Other	1.3	—	—%	3.6	—	—%
Total Nicotine Pouches	114.2	—	—%	293.8	—	—%
Snus
Scandinavia	55.2	—	—%	162.6	—	—%
Other	1.4	—	—%	5.2	—	—%
Total Snus	56.6	—	—%	167.8	—	—%

Moist Snuff	33.2	—	—%	102.5	—	—%

Other	0.9	—	—%	3.3	—	—%

Total Oral Products	204.9	—	—%	567.4	—	—%
(1) Excluding U.S. chew

Swedish Match Combustible Tobacco Shipment Volume (million units)	Third-Quarter			Nine Months Year-to-Date
	2023	2022	Change	2023	2022	Change
Cigars	334.3	—	—%	1,241.4	—	—%

For comparison purposes, the following commentaries assumed the inclusion of Swedish Match's third quarter and first nine months of 2022 shipment volume prior to our acquisition, thereby providing the comparability of Swedish Match's volume performance between periods. Volume comparisons versus Swedish Match's 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

Third-Quarter

Swedish Match's total shipment volume for oral products increased by 20.5% versus its corresponding shipments of 170.0 million cans in the third quarter of 2022.

Nicotine pouch shipment volume increased by 58.8% compared to Swedish Match's third-quarter 2022 shipment volume of 71.9 million cans, mainly driven by 65.7% growth for ZYN in the U.S. In Scandinavia, shipment volume for nicotine pouches grew by 2.8%.

Shipment volume for snus declined by 11.6% compared to Swedish Match's third-quarter 2022 shipment volume of 64.0 million cans. The decrease was primarily due to Scandinavia, mainly reflecting the comparison versus a strong total market in the prior year period.

Cigar shipment volume declined by 21.3% compared to Swedish Match's third-quarter 2022 cigar shipment volume of 424.6 million units, primarily due to the impact of industry pricing effects.

Nine Months Year-to-Date

Swedish Match's total shipment volume for oral products increased by 15.4% versus its corresponding shipments of 491.9 million cans in the first nine months of 2022.

Nicotine pouch shipment volume increased by 50.3% compared to Swedish Match's September year-to-date 2022 shipment volume of 195.4 million cans, reflecting 55.9% growth for ZYN in the U.S. In Scandinavia, shipment volume for nicotine pouches grew by 7.1%.

Shipment volume for snus declined by 12.4% compared to Swedish Match's September year-to-date 2022 shipment volume of 191.7 million cans.

Swedish Match's performance in the September year-to-date period primarily reflected the same factors as in the quarter, coupled with the impact of excise tax and price increases on snus in Scandinavia in the first quarter (including related inventory movements).

Cigar shipment volume declined by 7.3% compared to Swedish Match's September year-to-date 2022 cigar shipment volume of 1,339.7 million units, mainly due to the same factor as in the quarter.

Wellness and Healthcare:

The operating results of PMI’s Vectura Fertin Pharma business are reported in the Wellness and Healthcare segment. The business operations of our Wellness and Healthcare segment are evaluated separately from the geographical segments.

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$75	$57	31.6%	26.3%	$18	$3	$—	$15	$—	$—
Operating Income / (Loss)	$(37)	$(151)	75.5%	74.8%	$114	$1	$—	$15	$—	$98

During the quarter, net revenues, excluding currency and acquisitions, increased by 26.3%, notably reflecting higher net revenues for smoking cessation products and select inhalation products.

The operating loss of $37 million in 2023 was primarily due to investments in research and development, as well as the amortization of acquired intangibles. The operating loss of $151 million in 2022 included a charge for impairment of other intangible assets of $112 million.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$237	$199	19.1%	20.1%	$38	$(2)	$—	$38	$—	$2
Operating Income / (Loss)	$(808)	$(216)	-(100)%	-(100)%	$(592)	$(1)	$—	$38	$—	$(629)

For the nine months ended September 30, 2023, net revenues, excluding currency and acquisitions, increased by 20.1%, notably reflecting the same factors as in the quarter.

The operating loss of $808 million in 2023 was primarily due to an impairment charge for goodwill and other intangibles of $680 million in the second quarter, as well as investments in research and development and the amortization of acquired intangibles. The operating loss of $216 million in 2022 included a charge for impairment of other intangible assets of $112 million.

Financial Review

Cash Flow Highlights

	For the Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$5,902	$7,710
Net cash used in investing activities	(3,030)	(151)
Net cash used in financing activities	(2,685)	(6,071)

Net Cash Provided by Operating Activities
During the first nine months of 2023, net cash provided by operating activities was $5.9 billion as compared to $7.7 billion in the first nine months of 2022. Excluding unfavorable currency movements of $0.7 billion, the unfavorable variance of $1.1 billion was due primarily to higher working capital requirements.

The higher working capital requirements in the first nine months of 2023 as compared with the first nine months of 2022 were primarily due to more cash used in accrued liabilities and other current assets and more cash used for inventories mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and timing of the corresponding excise tax payments. Higher cash used for inventories is also impacted by the higher cost of tobacco leaf and other direct materials due to inflationary pressures (for further details, see “Impact of Inflation on Our Business and Mitigation Efforts” section of this MD&A), as well as tactical stock increases for certain direct materials. More cash used in accounts payable primarily reflects the 2023 payment for higher IQOS ILUMA device purchases in the fourth quarter of 2022 to meet the needs of ILUMA launches. These increases in the working capital requirements were partly offset by less cash used in accounts receivable mainly reflecting the timing of sales and cash collections.

For the full year 2023, we currently expect net cash provided by operating activities of around $10 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Used in Investing Activities

During the first nine months of 2023, net cash used in investing activities increased by $2.9 billion as compared with the first nine months of 2022. This increase in cash used was primarily due to the remaining cash payment (including interest) to Altria Group, Inc. in July 2023 of $1.8 billion for PMI to reacquire the IQOS commercialization rights in the U.S., the unfavorable movements of $744 million in net investment hedges of Euro assets, which was principally related to changes in exchange rates between the Euro and the U.S. dollar, and higher capital expenditures. For further detail on our cash payment to Altria Group, Inc. and derivatives designated as net investment hedges, see Note 2. Acquisitions and Note 7. Financial Instruments.

Capital expenditures of $1.0 billion during the first nine months of 2023 increased by $280 million as compared with the first nine months of 2022. The 2023 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2023 to be approximately $1.3 billion, partly reflecting increased investments behind smoke-free product manufacturing capacity, including for ILUMA consumables and Swedish Match's portfolio.

Net Cash Used in Financing Activities

During the first nine months of 2023, net cash used in financing activities was $2.7 billion as compared to $6.1 billion in the first nine months of 2022. The decrease in net cash used was primarily due to higher net borrowings in 2023 reflecting proceeds from long-term debt issuances in 2023 of $10.0 billion, partly offset by repayment on the bridge facility related to the Swedish Match acquisition and lower net short-term borrowings (primarily commercial paper). The decrease was also due to a favorable comparison resulting from transactions with noncontrolling interests related to our Turkish subsidiaries (sale of noncontrolling stakes in 2023 compared to purchase of such stakes in 2022) and the suspension of share repurchases. The decrease was partially offset by payments to acquire remaining issued and outstanding shares in Swedish Match. For further details on the transactions with noncontrolling interests in our Turkish subsidiaries and our purchase of remaining Swedish Match shares, see Note 2. Acquisitions.

Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For the full-year 2022, the activities for such reverse repurchase agreements were not material. For the nine months ended September 30, 2023, we did not enter into such reverse repurchase agreements.

In a number of jurisdictions, including Argentina, Egypt and Russia, we are impacted by various capital controls and/or foreign currency exchange constraints that affect the ability of our subsidiaries in these jurisdictions to settle foreign currency denominated imports of goods and services and/or to pay dividends. These factors increase foreign currency devaluation risks, which may have a negative impact on our financial condition, net assets and results of operations in these jurisdictions.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2023, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Stable

Revolving Credit Facilities

At September 30, 2023, our committed revolving credit facilities were as follows:

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
(3) On September 20, 2022, we entered into an agreement, effective September 29, 2022, to amend and extend the term of our $2.5 billion multi-year revolving credit facility, for an additional year covering the period September 30, 2026 to September 29, 2027, in the amount of $2.3 billion. On September 20, 2023, we entered into an agreement, effective September 29, 2023, to amend and further extend the term to September 29, 2028.

At September 30, 2023, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing. Subject to market conditions, we currently expect to request a further extension of the terms of our 364-day revolving credit facility for an additional one-year period, in accordance with and subject to the terms and conditions of the relevant revolving credit facility agreement.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.6 billion at September 30, 2023, and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $221 million at September 30, 2023, and $295 million at December 31, 2022.

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

PMI borrowed $8.4 billion under the bridge facility by delivering notices of borrowing for advances of $7.9 billion and $0.5 billion on November 7, 2022 and November 10, 2022, respectively. All amounts borrowed under the bridge facility would become due on November 8, 2023 unless prepaid or such maturity date is extended pursuant to the terms of the bridge facility. On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. On November 21, 2022 and February 17, 2023, PMI repaid $4.0 billion and $4.4 billion, respectively, under the bridge facility. Effective February 20, 2023, the remaining outstanding commitments under the bridge facility were fully canceled and the bridge facility agreement was terminated in accordance with its terms. As of September 30, 2023 and December 31, 2022, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding. The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 2. Acquisitions.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2023, we had $1.9 billion of commercial paper outstanding. At December 31, 2022, we had $0.9 billion commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2023 was $3.8 billion. The average commercial paper balance outstanding during 2022 was $3.1 billion.

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

Debt – Our total debt was $47.7 billion at September 30, 2023 and $43.1 billion at December 31, 2022.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first nine months of 2023 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$1,250	4.875%	February 2023	February 2026
U.S. dollar notes	(a)	$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(a)	$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(a)	$1,500	5.375%	February 2023	February 2033
U.S. dollar notes	(a) (b)	$450	4.875%	May 2023	February 2026
U.S. dollar notes	(a) (c)	$550	4.875%	May 2023	February 2028
U.S. dollar notes	(a) (d)	$700	5.125%	May 2023	February 2030
U.S. dollar notes	(a) (e)	$750	5.375%	May 2023	February 2033
U.S. dollar notes	(f)	$650	5.250%	September 2023	September 2028
U.S. dollar notes	(f)	$700	5.500%	September 2023	September 2030
U.S. dollar notes	(f)	$1,000	5.625%	September 2023	September 2033
(a) Interest is payable semi-annually, commencing in August 2023
(b) These notes are a further issuance of the 4.875% notes issued in February 2023
(c) These notes are a further issuance of the 4.875% notes issued in February 2023
(d) These notes are a further issuance of the 5.125% notes issued in February 2023
(e) These notes are a further issuance of the 5.375% notes issued in February 2023
(f) Interest is payable semi-annually, commencing in March 2024

On February 17, 2023, PMI applied a portion of the net proceeds of the debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. PMI used a portion of the May 2023 net proceeds to pay the remaining cash consideration due in accordance with the terms of its agreement with Altria. For further details on our agreement with Altria, see Note 2. Acquisitions. The remaining net proceeds of the February and May 2023 offerings, as well as the September 2023 offering have been or will be used for general corporate purposes.

Guarantees – At September 30, 2023, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for a then equity method investee that was subsequently divested in 2022. For further details, see Note 10. Contingencies to our condensed consolidated financial statements.

Swedish Match Notes Consent Solicitation and PMI Guarantee

On June 15, 2023, our wholly owned subsidiary, Swedish Match AB ("Swedish Match"), initiated a public consent solicitation of eligible holders of certain outstanding series of its notes to amend certain terms and conditions of these respective notes. The eligible noteholders provided the requisite irrevocable consent instructions voting in favor of the amendments, which were subsequently passed by way of extraordinary resolution at the noteholders’ meeting held on July 28, 2023. As a result of the passage of the extraordinary resolution, Philip Morris International Inc. entered into a guarantee, which guarantees unconditionally and irrevocably to the noteholders the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the principal, premium, if any, and interest on the notes.

Equity and Dividends

We discuss our stock awards as of September 30, 2023 in Note 4. Stock Plans to our condensed consolidated financial statements.

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

Dividends paid in the first nine months of 2023 were $5.9 billion. During the third quarter of 2023, our Board of Directors approved a 2.4% increase in the quarterly dividend to $1.30 per common share. As a result, the present annualized dividend rate is $5.20 per common share.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our RRPs constitute a relatively new product category that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the "Business Environment" section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

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

The WHO study group on tobacco product regulation published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs on a number of scientific topics. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the FCTC Secretariat published two reports on novel and emerging tobacco products to the Ninth Session of the CoP of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to the Tenth Session of the CoP ("CoP 10"), currently scheduled to take place in November of 2023. In May 2023, the WHO’s Executive Board noted the report summarizing the eleventh meeting of the WHO Study Group on Tobacco Products Regulation ("TobReg"). The full report from this meeting is not yet published. In June 2023, during the virtual press conference on global health issues, the WHO Director General called on governments to strictly regulate nicotine-containing products, like e-cigarettes. In August 2023, TobReg issued its ninth report, including recommendations on nicotine pouches, which were in line with previous policy recommendations on regulating flavors in tobacco and nicotine products. It is not possible to predict whether or to what extent these developments will be reflected in decisions adopted at CoP 10, following deliberations. The WHO’s reports are not binding on the WHO Member States nor on parties to the FCTC.

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

Premarket tobacco applications for certain ZYN products, which are currently marketed in the U.S., were submitted in March 2020. The FDA has not completed its review of such applications but concluded that such ZYN products can continue to be marketed in the U.S., subject to the FDA’s enforcement discretion, because the applications were submitted prior to a September 9, 2020 deadline. We also submitted additional premarket tobacco applications for other ZYN products after the deadline, and we are unable to market these products until the FDA authorizes such applications. There is no guarantee that the ZYN products will receive the necessary authorizations from the FDA or that the FDA will allow us to continue to sell the ZYN products currently in the market, pending its review of the applications.

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

Because we are a U.S. holding company, our most significant source of funds is distributions from our non-U.S. subsidiaries. Certain countries in which we operate have adopted or could institute currency exchange controls and other regulations or policies that limit or prohibit our local subsidiaries' ability to convert local currency into U.S. dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption.

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

The short and long-term implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. The likelihood of retaliatory action by the Russian government against companies, including PMI, as a result of actions and statements made in response to the Russian invasion or otherwise, including the possibility of legal action against us or our employees; the deprivation of rights in, or access to, our Russian assets; or nationalization of foreign businesses or assets (including cash reserves held in Russia and intangible assets such as trademarks), is impossible to predict. We are continuously assessing the evolving situation in Russia, including regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. In Ukraine, there is no way to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

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

We increasingly rely on third-parties and their subcontractors/suppliers, sometimes concentrated in a specific geographic area, for product distribution and to manufacture some of our products and product parts (particularly, the electronic devices and accessories), as well as to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiencies and decrease our operating costs, they also diminish our direct control. Such diminished control may lead to disruption in the distribution of our products and may have a material adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and the distribution of our products may be disrupted in certain markets or our costs may increase significantly if we must replace such third parties with other partners or our own resources.

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

Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Factors beyond our control, such as, without limitation, natural disasters, extreme weather events, pandemics (including COVID-19), economic, political, regulatory, acts of war or threats of war, or other developments could disrupt or increase the expenses related to our supply chain, manufacturing capabilities, distribution capabilities, or the energy and other utility services required to operate our factories, warehouses, and other premises. Our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. For example, the global pandemic outbreak of the COVID-19 virus in 2020 created significant societal and economic disruption and the closure of stores, factories and offices, restrictions on manufacturing, distribution and travel, and supply chain disruptions, among other impacts. Such developments – including the impact on energy prices and availability in the EU and elsewhere resulting from the invasion of Ukraine by Russia – could cause significant volume declines in our duty-free business and certain other key markets; disrupt or delay our distribution, manufacturing or supply chain; increase currency volatility; increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our business, operations, volumes, revenue, cash flows, financial position, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine and climate change, above.

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

Our reported results could be adversely affected by unfavorable currency exchange rates and currency fluctuations could impair our competitiveness. Our results could also be adversely affected by capital controls or by foreign currency exchange constraints or devaluations.

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

Capital controls and/or foreign currency exchange constraints may affect the ability of our subsidiaries in impacted jurisdictions to settle foreign currency denominated imports of goods and services and/or to pay dividends. These factors may also increase foreign currency devaluation risks, which may have a negative impact on our net assets and results of operations in these jurisdictions. All of which could have a material adverse effect on our financial condition, cash flows, net earnings, and profitability.

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

An actual or alleged failure to comply with complex and changing privacy, data, artificial intelligence and information security laws and regulations under the EU General Data Protection Regulation, various U.S. state and federal laws, and other similar privacy and information security laws across the jurisdictions in which PMI operates, such as the failure to protect personal data; implement appropriate technological and reasonable security measures; implement and maintain appropriate safeguards for personal data being transferred internationally; respect the privacy rights of data subjects; provide sufficient detailed notices of personal data processing; retrieve consent and provide opt-outs; meet stringent timeframe requirements for incident reporting to regulatory authorities; comply with artificial intelligence regulations; and others, could have a material adverse effect on us, subject us to substantial fines and/or legal challenges, and/or harm our business, reputation, financial condition, or operating results. Such laws and regulations across the jurisdictions in which PMI operates may vary, resulting in inconsistent or conflicting legal obligations.

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

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Our share repurchase activity for each of the three months in the quarter ended September 30, 2023, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2023 – July 31, 2023 (1)	—	$—	10,481,359	$6,016,847,275
August 1, 2023 – August 31, 2023 (1)	—	$—	10,481,359	$6,016,847,275
September 1, 2023 – September 30, 2023 (1)	—	$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2023 – July 31, 2023 (2)	4,513	$97.69
August 1, 2023 – August 31, 2023 (2)	2,410	$99.68
September 1, 2023 – September 30, 2023 (2)	7,049	$96.37
For the Quarter Ended September 30, 2023	13,972	$97.37

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

Item 5.    Other Information.

During the three months ended September 30, 2023, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1
Amendment and Extension Agreement, dated as of September 20, 2023 among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 20, 2023).

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
October 26, 2023