Form 10-K
period 2023-12-31
Philip Morris International Inc.
filed 2024-02-08
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $152 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 31, 2024
Common Stock, no par value	1,552,456,597	shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 8, 2024, to be filed with the Securities and Exchange Commission on or about March 28, 2024.	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

Trademarks and service marks in this report are the registered property of, or licensed by, the subsidiaries of Philip Morris International Inc. and are italicized.

PART I

Item 1.Business.

General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. We are a leading international tobacco company, actively delivering a smoke-free future and evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, which include heat-not-burn, vapor, and oral nicotine products. Since 2008, we have invested $12.5 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. The U.S. Food and Drug Administration (the "FDA") has authorized versions of our IQOS Platform 1 devices and consumables, and Swedish Match's General snus, as Modified Risk Tobacco Products ("MRTPs"). We describe the MRTP orders in more detail in the "Business Environment" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In March 2008, we became a U.S. public company listed on the New York Stock Exchange and subject to the rules of the U.S. Securities and Exchange Commission (the "SEC").

In September 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group plc and Fertin Pharma A/S, which provide essential capabilities for future product development. Now, through our Vectura Fertin Pharma business, with a strong foundation and significant expertise in life sciences, we aim to expand into wellness and healthcare areas.

Through our acquisition of Swedish Match, we acquired a market leader in oral nicotine delivery with a significant presence in the United States market. The Swedish Match acquisition was a key milestone in PMI’s transformation to becoming a smoke-free company. Our consolidated statements of earnings for the year ended December 31, 2022, include the results of operations of Swedish Match from November 11, 2022 (acquisition date) to December 31, 2022. The operating results of Swedish Match are included in a separate segment.

In the fourth quarter of 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. Thereafter, PMI will have the full rights to commercialize IQOS in the U.S.

For further details of our 2021 and 2022 acquisitions, see Item 8, Note 3. Acquisitions and Note 13. Segment Reporting, and for additional details concerning the agreement with Altria, see Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Operating Results by Business Segment - Business Environment.

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

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products. We put significant effort to restrict access of our products from non-smokers and youth. We believe regulation must include measures designed to prevent youth initiation; and we also support and engage with relevant authorities to seek sensible regulation of flavors, mandated health warnings and minimum age laws.

Our IQOS smoke-free product brand portfolio includes heated tobacco and nicotine-containing vapor products.  Our leading smoke-free platform ("Platform 1") uses a precisely controlled heating device into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our BLENDS, DELIA, HEETS, HEETS Creations, HEETS Dimensions (defined collectively as "HEETS"), Marlboro HeatSticks, SENTIA, TEREA, TEREA CRAFTED, and TEREA Dimensions, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). HTU's also include zero tobacco heat-not-burn consumables (LEVIA). Platform 1 was first introduced in Nagoya, Japan, in 2014. As of December 31, 2023, our smoke-free products were available for sale in 84 markets.

At the time of our acquisition of Swedish Match, it already had a leading nicotine pouch franchise in the U.S. under the ZYN brand name. The Swedish Match product portfolio is complementary to our existing smoke-free portfolio, permitting us to bring together a leading oral nicotine product with the leading heat-not-burn product. By joining forces with Swedish Match, we expect to accelerate the achievement of our joint smoke-free ambitions, switching more adults who would otherwise continue to smoke to better alternatives faster than either company could achieve separately.

Our cigarettes are sold in approximately 175 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 39% of our total 2023 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Chesterfield, L&M, and Philip Morris. These five international cigarette brands contributed approximately 79% of our cigarette shipment volume in 2023. We also own a number of important local cigarette brands, such as Dji Sam Soe and Sampoerna A in Indonesia, and Fortune and Jackpot in the Philippines.

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

Description of Business

To further support the growth of our smoke-free business, reinforce consumer centricity, and increase the speed of innovation and deployment, in January 2023, we rearranged our operations in four geographical segments, down from the previous six, as follows:
•Europe Region is headquartered in Lausanne, Switzerland, and covers all the European Union countries, Switzerland, the United Kingdom, and also Ukraine, Moldova and Southeast Europe;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA") is headquartered in Dubai, United Arab Emirates. It covers South and Southeast Asia, the African continent, the Middle East, Turkey, as well as Israel, Central Asia, Caucasus and Russia;
•East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF") is headquartered in Hong Kong, and includes the consolidation of our international duty free business with East Asia & Australia; and
•Americas Region is headquartered in Stamford, Connecticut, and covers the United States, Canada and Latin America.

The operations of Swedish Match, which reflects our fourth quarter 2022 acquisition of the company, and our Wellness and Healthcare segment remained unchanged. The Wellness and Healthcare ("W&H") segment includes the operating results of our Wellness and Healthcare business, Vectura Fertin Pharma.

Following the combination and the progress in 2023 toward the integration of the Swedish Match business into the existing PMI regional segment structure, we will update our segment reporting by including Swedish Match results in the four existing geographical segments. As of the first quarter of 2024, we will report on this basis.

Our total shipment volume, including cigarettes and heated tobacco units, increased by 1.0% in 2023 to 738.2 billion units, with shipment volume of heated tobacco units reaching 125.3 billion units in 2023, up from 109.2 billion units in 2022. Shipment volume of our principal cigarette brand, Marlboro, decreased by 1.9% in 2023.

References in this Form 10-K to total international market, defined as worldwide cigarette and heated tobacco unit volume, excluding the United States, total industry (or total market) and market shares, are our estimates for tax-paid products based on the latest available data from a number of internal and external sources, and may, in defined instances, exclude China and/or our duty free business. Unless otherwise stated, references to total industry (or total market), our shipment volume and our market share performance reflect cigarettes and heated tobacco units.

Key data regarding total market and market share were as follows:

	2023	2022	2021
Total Market, billion units (excluding China and the U.S.)	2,580	2,622	2,620

Total International Market Share (1)	28.3%	27.7%	27.2%
Cigarettes	23.7%	23.6%	23.7%
HTU	4.7%	4.1%	3.5%

PMI Cigarette over Cigarette Market Share (2)	25.2%	25.0%	24.8%
Marlboro Cigarette over Cigarette Market Share (3)	9.8%	9.8%	9.5%

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

•Direct sales and distribution, where we sell directly to the retailers;
•Distribution through independent distributors that often distribute other fast-moving consumer goods and are responsible for distribution in a particular market;
•Exclusive zonified distribution, where the dedicated multicategory product distributors are assigned to exclusive territories within a market;
•Distribution through national or regional wholesalers that then supply the retail trade;
•Our own e-commerce infrastructure for product sales to trade partners and to consumers; and
•Our own brand retail infrastructure for our RRPs and accessories for sales to consumers.

Competition

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs.

The competitive environment and our competitive position can be significantly influenced by weak economic conditions; erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; novel products which given their taste characteristics may be more commercially successful; higher product taxes; higher absolute prices and larger gaps between retail price categories; and product regulation that diminishes the ability to differentiate tobacco products, restricts adult consumer access to truthful and non-misleading information about our RRPs, or disproportionately impacts the commercialization of our products in relation to our competitors.

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

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent international tobacco suppliers. In 2023, we also contracted directly with farmers in several countries, including Argentina, Brazil, Italy, Pakistan and Poland. In 2023, direct sourcing from farmers represented approximately 18% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, India, Italy, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, the Philippines, Turkey and the United States. We believe that there is an adequate supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

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

In addition to tobacco leaf, we purchase a wide variety of direct materials from a total of approximately 360 suppliers. In 2023, our top ten suppliers of direct materials combined represented approximately 60% of our total direct materials purchases. The four most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making, fine paper used in the manufacturing of cigarettes and heated tobacco units, and susceptors used for the TEREA heated tobacco units. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business.

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

Other Matters

Customers

As described in more detail in “Distribution & Sales” above, in many of our markets we sell our products to distributors. In 2023, sales to a distributor in the Europe Region and a distributor in the EA, AU & PMI DF Region each amounted to 10 percent or more of our consolidated net revenues. See Item 8, Note 13. Segment Reporting for more information. We believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations. In some of our markets, particularly in the Europe, SSEA, CIS & MEA, and EA, AU & PMI DF Regions, a loss of a distributor may result in a temporary market disruption.

Human Capital

Our Workforce. At December 31, 2023, including Swedish Match's employees, we employed approximately 82,700 people worldwide of more than 130 different nationalities, including full-time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. We engage with legally recognized employee representative bodies and we have collective bargaining agreements in several of the countries in which we operate. In addition, in accordance with European Union requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe we maintain good relations with our employees and their representative organizations.

Our Internal Transformation. To be successful in our transformation to a smoke-free future, we must continue transforming our culture and ways of working, align our talent with our business needs, successfully integrate acquired businesses and innovate to become a truly consumer-centric business. To achieve our strategic goals, we need to attract, retain and motivate the best global talent, talent that is diverse and has the right degree of experience, competencies and skills. Therefore, we strive to ensure the development of our existing talent while recruiting those with expertise in areas that are relatively new to us such as digital and technical solutions. Our compensation and benefit programs are set at the levels that we believe are necessary to attract the best talent and remain competitive with other consumer product companies.

Oversight and Management. Our Board of Directors (the "Board") provides oversight of various matters pertaining to our workforce. The Compensation and Leadership Development Committee of the Board is responsible for executive compensation matters and oversight of the risks and programs related to talent management. Our Code of Conduct highlights our commitment to ethical business conduct and honesty, respect, and fairness.

Diversity, Equity, and Inclusion. At PMI, we believe that a diverse workforce and an inclusive culture are strategic priorities that help fuel innovation and business success. We aspire to maintain a minimum of 40% female representation globally in management positions in most of our business functions and regions, and to have at least 35% of senior positions held by women globally by 2025. Given the size and continued growth of our business in Asia, it is also our aspiration to have at least 20% of senior roles held by Asian talent globally and at least 60% representation of local talent in our market management teams by 2025.

We were the first multinational company to receive a global EQUAL-SALARY certification from the EQUAL-SALARY Foundation in 2019. In 2022, we were re-certified as a global EQUAL-SALARY organization for the second time, verifying that PMI continues to pay female and male employees equally for equal work everywhere where we operate. This achievement is an important milestone toward the creation of a more diverse and inclusive workplace and the continuation of our reputation as a top employer. In 2023, we completed another year of market level reviews with success and maintained our global certification.

Creation of employee resource groups ("ERGs") was another important priority to drive further inclusion at PMI. Our ERGs are open to participation by all employees and we believe they help build an enhanced sense of belonging, visibility, and greater understanding of different experiences and dimensions of diversity in our company. Currently, we have established global ERGs for race, ethnicity and cultural diversity, LGBTQ+, gender, parents and caregivers, and disability dimensions concerning our employees. Each global ERG is sponsored by a member of the PMI senior leadership team to reinforce the fact that our strong commitment to diversity, equity and inclusion comes from the top. In 2023, we continued to focus on the growth of our global ERGs, and to expand them locally, to be able to meet the specific needs of different markets and regions.

Government Regulation

As a company with global operations in a heavily regulated industry, we are subject to multiple laws and regulations of the jurisdictions in which we operate. We discuss our regulatory environment in Item 7, Business Environment.

The regulatory landscape related to sustainability matters is rapidly evolving. We closely monitor these developments and implement initiatives addressing PMI’s priorities in line with our sustainability strategy. In particular, we are subject to international, national and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet applicable environmental compliance requirements and reduce our carbon footprint, wastage, as well as water and energy consumption. We report externally about our climate change mitigation strategy, together with associated targets and results in reducing our carbon footprint, through CDP (formerly known as the Carbon Disclosure Project), the leading international non-governmental organization assessing the work of thousands of companies worldwide in the area of environmental impact, including climate change.

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

As discussed in more detail in Item 1A. Risk Factors, our financial results could be significantly affected by regulatory initiatives that could result in a significant decrease in demand for our brands or by climate-related regulations that increase our cost of operation. More specifically, any regulatory requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our RRPs, as well as any significant increase in the cost of complying with new regulatory requirements could have a material adverse effect on our financial results. Further, tightened climate-related regulation may lead to additional carbon taxation or energy price increases impacting our cost of operation. These shifts in regulation and other market trends could, amongst others, impact current deforestation rates. Availability of deforestation-free materials could be impacted by increased demand for alternative energy sources and low-carbon fuels, such as biomass, which could result in increased sourcing costs.

We discuss additional information regarding regulatory matters relating to climate change in Item 7, Climate Change Laws and Regulations.

Information About Our Executive Officers

The disclosure regarding executive officers is hereby incorporated by reference to the discussion under the heading “Information about our Executive Officers as of February 8, 2024” in Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K (“Item 10”).

Intellectual Property
Our trademarks are valuable assets, and their protection and reputation are essential to us. We own the trademark rights to all of our principal brands, including Marlboro, HEETS, IQOS, IQOS ILUMA, TEREA, and ZYN, or have the right to use them in all countries in which these brands are advertised or sold.

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

An agreement was reached with PM USA in 2022 relating to IQOS commercialization rights in the U.S. including, among other things, an agreement relating to intellectual property rights consistent with the commercialization rights for relevant IQOS products.

Seasonality

Our business segments are not significantly affected by seasonality, although in certain markets cigarette consumption may be lower during the winter months due to the cold weather and may rise during the summer months due to outdoor use, longer daylight, and tourism. However, we typically experience slower RRP adult user growth in the third quarter and an acceleration in the fourth quarter of each year due to seasonal influences.

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

Overall Business Risks

We may be unsuccessful in our attempts to introduce, commercialize, and grow reduced-risk products in existing and new markets, and regulators may prohibit or significantly restrict the commercialization of these products or the communication of scientifically substantiated information and claims.
Our key strategic priorities are to: (i) continue developing and commercializing products that present less risk of harm to adult smokers who switch to reduced-risk products versus continued cigarette smoking; and (ii) encourage and educate current adult smokers who would otherwise continue to smoke cigarettes to switch to those products. For our efforts to be successful, we must:

•	develop RRPs that adult smokers who would otherwise continue to smoke cigarettes find to be satisfying alternatives to smoking;
•
for those adult smokers, our goal is to offer RRPs with a scientifically substantiated risk-reduction profile that approaches as closely as possible the risk-reduction profile associated with smoking cessation;

•
substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on scientific evidence of the highest standard that is made available for scrutiny and review by external independent scientists and relevant regulatory bodies; and

•	advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs, including the communication of scientifically substantiated information to enable adult smokers to make better choices.

We might not succeed in our effort to introduce, commercialize, and grow our RRPs in existing and new markets. If we do not succeed, but others do, or if heat-not-burn products are inequitably regulated compared to other RRP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market participants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain e-vapor products, may unfavorably impact public opinion and/or mischaracterize the health consequences of all e-vapor products or other RRPs to consumers, regulators and policy makers without regard to the totality of scientific evidence available for specific products. This may impede our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs. We cannot predict the extent to which regulators will permit the sale and/or marketing of RRPs. Regulatory restrictions could limit the success of our RRPs.

The World Health Organization (the "WHO") study group on tobacco product regulation published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the FCTC Secretariat published two reports on novel and emerging tobacco products to the Ninth Session of the CoP of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to the Tenth Session of the CoP ("CoP 10"), which was scheduled for November 2023, but has been postponed to February 2024. In August 2023, the WHO Study Group on Tobacco Products Regulation ("TobReg") issued its ninth report, including recommendations on nicotine pouches, which were in line with previous policy recommendations on regulating flavors in tobacco and nicotine products. It is not possible to predict whether or to what extent these developments will be reflected in decisions adopted at CoP 10, following deliberations. In December 2023, the WHO issued a white paper on electronic cigarettes. While acknowledging that long-term health effects of using e-cigarettes are not fully understood, the WHO calls on countries to ban or strictly regulate these products in order to prevent youth uptake and counter nicotine addiction.

The WHO’s reports are not binding on the WHO Member States or on parties to the FCTC, and so it is not possible to predict the extent to which any proposals it adopts will be implemented. However, the WHO proposals could lead to restrictions on the availability of certain of our RRPs and access to accurate information about them in one or more of our markets, which could have a material adverse effect on our results of operations.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development of science-based regulatory frameworks for the commercialization of the RRP category and the commercialization of the RRP category in general.

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products. We put significant effort to restrict access of our products from non-smokers and youth. Despite our efforts, technological, operational, regulatory and/or commercial developments might impact the implementation or effectiveness of youth access prevention mechanisms and surrounding infrastructure. If there is significant usage, whether actual or perceived, of our products or competitive products among youth or non-smokers, even in situations over which we have no control, our reputation and credibility may suffer, the regulatory approach to our products may become more restrictive, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of RRPs may be significantly impacted.

Moreover, the FDA’s premarket tobacco product and modified risk tobacco product authorizations of two versions of our Platform 1 product are subject to strict marketing, reporting and other requirements. Although we have received these authorizations from the FDA, there is no guarantee that the product will remain authorized for sale in the U.S., or that new versions of the product (Platform 1 or other smoke-free platforms) will receive necessary authorizations, particularly if there is a significant uptake in youth or non-smoker initiation. The commercialization of our products in the United States is dependent on successfully managing compliance with federal, state, and local laws, regulations, legal agreements, and related interpretations. Failure to successfully manage compliance and to resolve any disputes that may arise regarding the application of legal and administrative requirements to our products could negatively impact the timing, manner, or success of our commercialization plans in the United States.

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
Our RRPs are novel products in a relatively new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, due to geopolitical or macroeconomic events that negatively impact RRP availability or adoption, which in turn may have a material adverse effect on our results of operations.

We may be unsuccessful in our efforts to differentiate reduced-risk products and cigarettes with respect to taxation.
To date, we have been largely successful in demonstrating to regulators that our RRPs are not cigarettes due to the absence of combustion, and accordingly they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, we are unable to predict whether regulators will be issuing new regulations under which RRPs will be equally taxed in line with other tobacco products such as conventional cigarettes. If we cease to be successful in these efforts, RRP unit margins may be materially adversely affected, which in turn may have a material adverse effect on our results of operations, revenues, cash flows, and profitability.

Consumption of tax-paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking, health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in Item 7, Business Environment. A continuous decline in the consumption of cigarettes could have a material adverse effect on our revenue, cash flow and profitability, which in turn may have a material adverse effect on our ability to fund our smoke-free transformation.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes for our products in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, "illicit whites" and cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco and nicotine-containing products to adult nicotine users. Regulatory initiatives that have been proposed, introduced or enacted by governmental authorities in various jurisdictions include:

•	restrictions on or licensing of outlets permitted to sell tobacco or nicotine-containing products;
•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors, and mandating plain packaging;
•	restrictions on packaging and cigarette formats and dimensions;
•	restrictions or bans on the display of product packaging at the point of sale and restrictions or bans on vending machines;
•	generation sales bans, under which the sale of certain tobacco or nicotine-containing products to people born after a certain year would be prohibited;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and/or other smoke or product constituents;
•	disclosure, restrictions, or bans of tobacco product ingredients, including bans on the flavors of certain tobacco and nicotine-containing products;
•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public and work places and, in some instances, in private places and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products or related devices;
•	elimination of duty free sales and duty free allowances for travelers;
•	restrictions in terms of importing or exporting our products impacting our logistics activities and ability to ship our products;
•	encouraging litigation against tobacco companies; and
•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.

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
We currently generate significant cash flows from ongoing operations and have access to global credit markets through our various short- and long- term financing activities. Our financial performance, credit ratings, interest rates, the stability of financial institutions with which we partner, geopolitical or national developments, the stability and liquidity of the credit markets and the state of the global economy could affect the availability and cost of financing.

Disruption in the credit markets, limitations on our ability to borrow, slower than anticipated debt deleveraging, or a downgrade of our current credit rating could increase our future borrowing costs which could materially and adversely affect our financial condition and results of operations. In addition, tighter or more volatile credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flow and financial condition.

We could decide, or be required to, recall products, which could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
We could decide, or laws or regulations could require us, to recall products due to the failure, or alleged failure, to meet quality standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, manufacturing defects, or other product adulteration, misbranding or tampering. A product recall or a product liability or other claim (even if unsuccessful or without merit) could generate negative publicity about us and our products, and our Company’s reputation or that of our brands may be adversely affected. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, adult nicotine consumers might reduce their overall consumption of products in that product category. Any of these events could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.

We may be required to write down assets due to impairment, which could have a material adverse effect on our results of operations or financial position.
We continuously monitor the values of our long-lived assets, reporting units, intangible assets, as well as investments in equity securities, including our continuing investment in Rothmans, Benson & Hedges ("RBH"), to determine whether events or changes in circumstances indicate that an impairment exists. Additionally, we test goodwill and non-amortizable intangible assets for impairment annually. The values of these assets may be affected by several factors, including general macroeconomic and geopolitical conditions; regulatory and legal developments; changes in product volume growth rates; changes in pricing strategies and costs bases; discount rates; success of planned new product expansions; competitive activity; and income and excise taxes. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates for additional information concerning impairment determination and calculation.

Risks Related to the Impact of the War in Ukraine on our Business

Our business, results of operations, cash flows and financial position may be adversely impacted by the continuation and consequences of the war in Ukraine.
In 2023, Russia accounted for around 9% of our total cigarette and heated tobacco unit shipment volume, and around 6% of our total net revenues. Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume, and around 1% of our total net revenues. Historically, we also produced finished goods in Ukraine for export and manufactured products in Russia. In 2022, as a result of Russia’s invasion of Ukraine, we suspended planned investments and scaled down our manufacturing operations in Russia.

The full implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. The likelihood of retaliatory action by the Russian government against companies, including PMI, as a result of actions and statements made in response to the Russian invasion or otherwise, including the possibility of legal action against us or our employees; the deprivation of rights in, or access to, our Russian assets; or nationalization of foreign businesses or assets (including cash reserves held in Russia and intangible assets such as trademarks), is impossible to predict. We are continuously assessing the evolving situation in Russia, including regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. In Ukraine, there is no way to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in further impairment charges.

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

The conflict may also heighten many other risks disclosed in this Form 10-K, any of which could adversely affect our business, results of operations, cash flows or financial position. Such risks could affect, without limitation, the achievement of our strategic priorities, including achievement of our RRP growth targets; the availability of third-party manufacturing resources; the availability of attractive acquisition and strategic business opportunities and our ability to fully realize the benefits of these transactions; our ability to attract, motivate, and retain the best global talent; and our loss of revenue from counterfeiting and similar illicit activities.

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

The effects of climate change, other environmental issues, and related legal or regulatory responses may have a negative impact on our business and results of operations.
While we seek to mitigate our business risks associated with environmental issues, such as climate change, by establishing environmental goals and standards and seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent environmental-related risks, including climate change-related risks, wherever business is conducted. Among other potential impacts, climate change could influence the quality and volume of the agricultural products we rely on, including tobacco, due to several factors beyond our control, including more frequent variations in weather patterns, extreme weather events causing unexpected downtime and inventory losses, other adverse weather conditions, and governmental restrictions on trade, all of which may lead to disruption of operations at factories, warehouses and other premises.

Furthermore, nature-related risks, including those related to natural ecosystems degradation, decreased agricultural productivity in certain regions of the world, biodiversity loss, water resource depletion and deforestation, which are partially driven or exacerbated by climate change, may negatively impact the resilience of, or otherwise disrupt, our business operations or those of our suppliers and business partners.

There is an increased focus by foreign, federal, state and local regulatory and legislative bodies on environmental policies, including those relating to climate change. New environmental-related legal or regulatory requirements may lead to additional carbon taxation, raw or other materials taxation, energy price increases, new compliance costs, increased distribution and supply chain costs, and other expenses impacting our cost of operations. Moreover, given that the regulatory framework in this regard is highly dynamic, additional uncertainties may be driven by further upcoming regulatory changes on which we might have limited visibility or limited time to implement, which could have an impact on several elements of our business, including elevating the cost or complexity of our operations. Even if we make changes to align ourselves with legal or regulatory requirements, we may still be subject to significant penalties if such laws or regulations are interpreted and applied in a manner inconsistent with our practices.

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

A prolonged disruption of our production facilities could have a material adverse effect on our business, financial condition and results of operations.
A prolonged disruption at or shut-down of one or more of our production facilities, especially our ZYN production facility in Kentucky, which currently supplies substantially all of our capacity for ZYN sales in the U.S., due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, or for any other reason, could limit our capacity to meet customer demands. Such an event could disrupt our operations; delay production, shipments and revenue; and result in significant expense to repair or replace our affected facilities. As a result, we could forgo revenue opportunities and potentially lose market share, which could materially and adversely affect our business, financial condition and results of operations.

Risks Related to our International Operations

Because we have operations in numerous countries, our results may be adversely impacted by economic, regulatory and political developments, natural disasters, pandemics or conflicts.
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Factors beyond our control, such as, without limitation, natural disasters, extreme weather events, pandemics (including COVID-19), economic, political, regulatory, acts of war or threats of war, or other developments could disrupt or increase the expenses related to our supply chain, manufacturing capabilities, distribution capabilities, or the energy and other utility services required to operate our factories, warehouses, and other premises. Our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. For example, the global pandemic outbreak of the COVID-19 virus in 2020 created significant societal and economic disruption and the closure of stores, factories and offices, restrictions on manufacturing, distribution and travel, and supply chain disruptions, among other impacts. Such developments – including the impact of geopolitical disruptions resulting from the conflict in the Middle East and the impact on energy prices and availability in the EU and elsewhere resulting from the invasion of Ukraine by Russia – could cause significant volume declines in our duty-free business and certain other key markets; disrupt or delay our distribution, manufacturing or supply chain; increase currency volatility; increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our business, operations, volumes, revenue, cash flows, financial position, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine and climate change, above.

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
We conduct our business primarily in local currency and, for purposes of financial reporting, the local currency results are translated into U.S. dollars based on average exchange rates prevailing during a reporting period. Foreign currencies may fluctuate significantly against the U.S. dollar, reducing our net revenues, operating income and EPS. Our primary local currency cost bases may be different from our primary currency revenue markets, and U.S. dollar fluctuations against various currencies may have disproportionate negative impact on cash flows and on net revenues as compared to our gross profit and operating income margins.

Capital controls and/or foreign currency exchange constraints may affect the ability of our subsidiaries in impacted jurisdictions to settle foreign currency denominated imports of goods and services and/or to pay dividends and royalties. These factors may also increase foreign currency devaluation risks, which may have a negative impact on our net assets and results of operations in these jurisdictions. All of which could have a material adverse effect on our financial condition, including our leverage ratios, cash flows, net earnings, and profitability.

A sustained period of elevated inflation across the markets in which we operate could result in higher operating and financing costs and lead to reduced demand for our products.
Increasing inflationary pressures has and may continue to result in significant increases to our expenses, including direct materials, wages, energy, and transportation costs. While we take actions, wherever possible, to reduce the impact of the effects of inflation, in cases of sustained and elevated inflation across several of our major markets, it may be difficult to effectively control the increases to our costs. In recent periods, increased inflation has and may continue to lead to growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. Inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products. We expect certain inflationary elements to ease, with a moderate increase in 2024. If we are unable to increase our prices sufficiently or take other actions to mitigate the effect of inflationary pressures, our profitability and financial position could be negatively impacted.

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
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Item 8, Note 18. Contingencies—Other Litigation and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations for a description of certain governmental investigations to which we are subject.

We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold. If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new or existing RRPs and improve our products, and thus have a material adverse effect on our revenue and our profitability. In addition, if, as a result, we are unable to manufacture or sell our RRPs or improve their quality in one or more markets, our ability to convert adult smokers to our RRPs in such markets would be adversely affected. See Item 8, Note 18. Contingencies—Other Litigation to our consolidated financial statements for a description of certain intellectual property proceedings.

Risks Related to our Competitive Environment

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.
We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our RRPs. The competitive environment and our competitive position can be significantly influenced by weak economic conditions; erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; novel products which given their taste characteristics may be more commercially successful; higher product taxes; higher absolute prices and larger gaps between retail price categories; and product regulation that diminishes the ability to differentiate tobacco products, restricts adult consumer access to truthful and non-misleading information about our RRPs, or disproportionately impacts the commercialization of our products in relation to our competitors.

Competitors in our industry include British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, some international competitors may be less susceptible than PMI to changes in currency exchange rates, and some competitors may sell products in circumvention of applicable regulations that compete directly with our products. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, and without scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our RRPs, all of which could have a material adverse effect on our profitability and results of operations. See Item 1, Business—Competition for a description of the competitive environment in which we operate.

We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions, accessibility to our products and availability of accurate information related to our products.

To be successful, we must:

•	promote brand equity successfully;
•	anticipate and respond to new adult consumer trends;
•	ensure that our products meet our quality standards;
•	develop new products and markets and broaden brand portfolios;
•	improve productivity;
•	educate and encourage adult smokers to convert to our RRPs;
•	ensure effective adult consumer engagement, including communication about product characteristics and usage of RRPs;
•	mitigate the impact of developments that cause damage to our reputation and that of our brands;
•	provide excellent customer care;
•	ensure adequate production capacity to meet demand for our products; and
•	be able to protect or enhance margins through price increases.

In periods of economic uncertainty, adult consumers may tend to purchase low-price brands, and the volume of our premium-price and mid-price brands and our profitability could be materially adversely impacted as a result. Such down-trading trends may be reinforced by regulation that limits branding, communication and product differentiation. In addition to economic uncertainty (including recessions and inflation) unusual weather events and global or local epidemics, endemics or pandemics (such as COVID-19) has and may change the preferences of our adult consumers and lower demand for our products, particularly for our mid-price or premium-price brands.

Our ability to grow profitability may be limited by our inability to introduce new products, enter new markets, maintain sufficient production capacity, or improve our margins through higher pricing and improvements in our brand and geographic mix.
Our profit growth may be materially adversely impacted if we are unable to introduce new products or enter new markets successfully, to meet the demand for our products with increased production capacity, to raise prices, or to improve the proportion of our sales of higher margin products and in higher margin geographies.

We may be unable to expand our brand portfolio through acquisitions or the development of strategic business relationships, and the intended benefits from our investments may not materialize.
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
To be successful, we must continue transforming our culture and ways of working, align our talent and organizational design with our increasingly complex business needs, and innovate and transform to a consumer-centric business. We compete for talent, including in areas that are relatively new to us such as digital, information technology, and life sciences, with companies in the consumer products, technology, pharmaceutical and other sectors that enjoy greater societal acceptance. As a result, we may be unable to attract, motivate and retain the best global talent with the right degree of diversity, experience and skills to achieve our strategic goals.

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

Risks Related to Cybersecurity and Data Governance

We are significantly dependent on our and third-party information technology networks and systems, and a cybersecurity incident or attack against those networks or systems may adversely impact our business and operations.
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

Cyberattacks, security incidents and vulnerabilities impacting PMI, newly acquired companies, our business partners, or our third-party providers, continue to dynamically evolve in sophistication and volume, making it difficult for us to predict probability, frequency, and impact severity of security incidents. Further, it may be inherently difficult to detect vulnerabilities during due diligence, for long periods of time, or soon enough to mitigate exploitation. There can be no assurance that such security incidents or vulnerabilities will not have a material adverse effect on us in the future. While PMI works to mitigate these risks by implementing a cybersecurity risk program and a third-party cybersecurity risk management program, there can be no assurance that these programs are comprehensive or accurately identify and sufficiently mitigate all cybersecurity risks.

We continue to make investments in administrative, technical, and physical safeguards to maintain information security protections in line with industry standards and best practices. We evaluate the adequacy of preventative actions to reduce security incidents on an ongoing basis.

Our safeguards may not, however, be effective in mitigating the impact of service disruptions or other failures of these information technology networks and systems. Failure to timely respond and mitigate security incidents, could result in wide-ranging business interruptions. Such security incidents could place us at a competitive disadvantage; result in financial impacts, a loss of revenue, assets, including our intellectual property, personal or other sensitive data; result in litigation and regulatory action including significant fines or penalties; impact our operations; cause damage to our reputation and that of our brands; and result in significant remediation and other costs. See Item 1C. Cybersecurity for a description of our cybersecurity risk management and strategy and governance.

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

Risks Related to Swedish Match and Vectura Fertin Pharma

We may be unable to fully realize the expected benefits from the acquisitions of Swedish Match or Vectura Fertin Pharma.
Since 2021, we have acquired Swedish Match, OtiTopic, Fertin Pharma and Vectura (collectively, the "Acquisitions"), and subsequently launched Vectura Fertin Pharma, our new Wellness and Healthcare business, consolidating OtiTopic, Fertin Pharma and Vectura. The anticipated benefits of the Acquisitions may not be realized fully, or at all, or may take longer to realize than expected. Furthermore, the success of the Acquisitions also depends on the continued successful commercialization and growth of Swedish Match's products in highly competitive markets and on the success of the research and development efforts of Vectura Fertin Pharma, including the ability to obtain regulatory approval for new products, and the ability to commercialize or license these new products developed by them. Moreover, our combustible product portfolio may stand in the way of introducing and growing new Wellness and Healthcare product categories and may prevent our business from developing a long-term sustainable ecosystem of products in the wellness, therapeutic, and healthcare categories.

Swedish Match and Vectura Fertin Pharma may have liabilities that are not known to us.
The businesses that we have acquired may have liabilities that we were unable to identify, or were unable to discover, in the course of performing our due diligence investigations during the Acquisitions thereof. There is no assurance that the indemnification available to us under the respective acquisition agreements, will be sufficient in amount, scope or duration to fully offset the possible liabilities associated with the respective business or property that we assumed upon consummation of each Acquisition. Furthermore, the acquisition of Swedish Match was structured as a direct purchase of shares from Swedish Match shareholders and therefore did not include an acquisition agreement or indemnification rights. Any such liabilities, individually or in the aggregate, could have a material adverse effect on our business, financial condition and results of operations.

Accounting adjustments related to the Acquisitions could adversely affect our financial results.
We accounted for the completion of the Acquisitions using the acquisition method of accounting. Given the nature of the assets acquired in the Acquisitions, we may not be able to avoid future impairments of those assets, which may also have a material impact on our future results of operation and financial position.

PMI, Swedish Match and Vectura Fertin Pharma may be subject to uncertainties that could adversely affect our respective businesses, and adversely affect the financial results of our combined businesses.
Our success following these Acquisitions depends in part upon our ability and the ability of each of Swedish Match and Vectura Fertin Pharma to maintain business relationships. The effect of the Acquisitions on customers, suppliers, employees and other constituencies of each of Swedish Match, Fertin Pharma and Vectura, may have a material adverse effect on us and/or the businesses that we have acquired through the Acquisitions. Customers, suppliers and others who do business with Swedish Match or Vectura Fertin Pharma may delay or defer business decisions, decide to terminate, modify or renegotiate their relationships, or take other actions, which could negatively affect the revenues, earnings and cash flows of our company or the businesses that we have acquired. Regulatory changes may have an impact on the development and/or commercialization of products which originate from the Swedish Match or Vectura Fertin Pharma value chains, as well as our revenues, earnings and cash flow. If we are unable to maintain the business and operational relationships of Swedish Match, or of Vectura Fertin Pharma, our financial position, results of operations or cash flows upon combining with these companies could be adversely affected.

Item 1B.Unresolved Staff Comments.
None.

Item 1C.    Cybersecurity.

PMI relies heavily on the availability, reliability, and security of our information systems, networks, data, and intellectual property to, among other things, help manage our business processes and operations, collect and interpret data, and communicate internally and externally with employees, suppliers, consumers and customers, and business partners. We have a cross-functional cybersecurity risk program developed using standard industry practices, which monitors and manages cybersecurity threats to our business and information systems. We invest in administrative, technical, and physical safeguards, including continuity planning, to enhance resilience on our core processes, to maintain information security protections of our data and to safeguard the privacy of consumers, customers, employees and business partners.

Risk Management and Strategy

Our cybersecurity risk program, managed by our Chief Information Security Officer (“CISO”) and the information security team, is conducted under our enterprise risk management framework and operates on a risk-based approach in assessing risks from cybersecurity threats, as follows:

•Cybersecurity Threat Scenarios. Our cybersecurity risk assessment process consists of identifying and compiling a catalogue of top cybersecurity threat scenarios relevant to PMI, which facilitates risk assessments with our IT and business stakeholders.

•Cybersecurity Maturity Assessment. Our risk exposure from relevant cybersecurity threat scenarios is mitigated by evaluating existing cybersecurity capabilities and corresponding maturity to identify and address areas for improvement.

•Cybersecurity Threat Assessment. To establish PMI’s current and target cybersecurity risk exposure, residual risk exposure from the most relevant cybersecurity threat scenarios across IT platforms and regions is evaluated and measured based upon the cybersecurity maturity assessments.

•Cybersecurity Risk Program. PMI has a cybersecurity risk program to enhance its ability to identify, prevent, mitigate, respond and recover from disruptive cybersecurity threats and incidents and to reduce cybersecurity risk exposure. Improvements in our cybersecurity defense capabilities are prioritized based upon the results of cybersecurity threat assessments and cybersecurity maturity assessments. Identified issues from these assessments form the improvement initiatives under our cybersecurity risk program. As discussed in more detail below under “Governance,” the program’s key improvement initiatives, their implementation status, and the overall progression in our cybersecurity capability maturity are regularly presented to the applicable governing body within PMI. In addition, our cybersecurity risk program operates in coordination with the following:

Cyber Defense. Our dedicated cyber defense team provides services to identify, help prevent, detect and respond against cybersecurity threats and intrusions and collaborates with internal and external stakeholders to help protect PMI’s information, mitigate operational disruptions and maintain business continuity. The cyber defense team’s controls and procedures identify and enable escalation of cybersecurity incidents to the applicable governing body within PMI, as appropriate, to meet disclosure and reporting requirements for such incidents.

Third-Party Cyber Risk Management. Some of our information systems and networks are developed, supplied, or managed by third-party service providers. Our third-party cyber risk management process analyzes and seeks to control risks associated with outsourcing products or services, such as “supply chain” style cyberattacks, and identifies preventative and detective controls to mitigate third-party vendor and service provider cybersecurity risks that could adversely impact our business and operations.

Education and Awareness. PMI regularly provides its workforce with mandatory cybersecurity awareness education and training addressing information security related tasks in line with our evolving information security policies, standards, procedures, and practice as well as supplemental role-based training and awareness programs.

We engage external assessors and other third parties to independently evaluate our cybersecurity risk management process, including the relevance to PMI of identified cybersecurity scenarios and the results of cybersecurity maturity assessments. The outcome of such evaluations, audits or reviews are reported to the Corporate Risk Governance Committee and to the Audit & Risk Committee, and our cybersecurity policies, standards and processes are adjusted, as necessary.

PMI follows a risk evaluation process for issues identified through internal audits, security assessments, third-party cybersecurity risk assessments, or self-assessment disclosures, and resulting information technology risks are recorded for risk remediation, transfer, avoidance, or acceptance as appropriate. Some of our information systems are managed by specialist third-party service providers, and we work with internal specialists to protect systems and data from unauthorized access and other cybersecurity threats.

Governance

The Audit and Risk Committee of our Board of Directors oversees our policies and practices with respect to risk assessment and risk management, including a review, in coordination with our management, of PMI’s management of cybersecurity. Our CISO presents reports to the Audit and Risk Committee or to the full Board of Directors at least quarterly, which reports include cybersecurity risk status along with key performance indicators and key risk response strategies and plans.

The Corporate Risk Governance Committee receives quarterly reports on the Company’s overall cybersecurity risk exposure including the individual top cybersecurity threat scenario residual risk ratings and the plan and status of the cybersecurity risk program, to facilitate calibration with other enterprise risk domains and validation of the risk response plans. The Corporate Risk Governance Committee includes our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), General Counsel (“GC”), Senior Vice President Operations, and our Chief Digital & Information Officer (“CDIO”).

Cybersecurity incidents that have been determined to meet established SEC reporting consideration thresholds are promptly communicated to the Disclosure Committee, which is responsible for evaluating the potential materiality of such incidents and ensuring the accuracy, timeliness and completeness of related disclosures under applicable reporting obligations, and other relevant communications or presentations. The Disclosure Committee’s membership includes the following executives: the Corporate Secretary; the GC; the CFO; the Controller & Principal Accounting Officer; the Chief Risk Assurance Officer; and the Vice President, Investor Relations. In addition, the CISO serves as an advisor to the Disclosure Committee.

The CISO has served in various roles in information technology and information security for over 25 years, including in the telecommunications and management consultancy sectors and serving as the Chief Information Security Officer of two large public companies. The CDIO holds an engineering degree and has served in various senior positions in information technology for over 20 years, including serving as Senior Vice President, IT Sales, and Global Chief Information Officer at a public company. The CEO has served in various positions in finance and general management at PMI for over 30 years, including as Chief Financial Officer and Chief Operating Officer, and holds a master’s degree in economics. The CFO has over 15 years of experience in finance and management, having held several executive positions in charge of finance, legal affairs information systems and industry administration at various companies. The GC has served at PMI for 18 years in several positions within the Legal & Compliance department, including as Vice President and Associate General Counsel of various regions, and holds two master’s degrees having studied law, management and finance.

As of the date of this Annual Report on Form 10-K, PMI is not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect PMI, its business strategy, results of operations or financial condition. For additional information concerning PMI’s risks related to cybersecurity, see Item 1.A. Risk Factors.

Item 2. Properties.

We own or lease various manufacturing, office and research and development facilities in locations around the world. We own properties in Switzerland where our operations center and state-of-the-art research and development facility are located.

At December 31, 2023, we operated and owned a total of 50 manufacturing facilities across our segments. Among them, 9 factories produced heated tobacco units and 7 factories produced oral nicotine products.

In 2023, certain of our facilities each manufactured over 30 billion units (cigarettes and heated tobacco units combined). Our largest manufacturing facilities, in terms of cigarette and heated tobacco unit volume, are located in Turkey (SSEA, CIS & MEA), Russia (SSEA, CIS & MEA), Indonesia (SSEA, CIS & MEA), Poland (Europe), Italy (Europe), Czech Republic (Europe), Lithuania (Europe) and the Philippines (SSEA, CIS & MEA). Our largest nicotine pouch manufacturing facility is located in the United States. As part of our global operating model, products manufactured in a particular manufacturing facility are not necessarily distributed in the operating segment where the facility is located.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange (ticker symbol "PM"). At January 31, 2024, there were approximately 41,300 holders of record of our common stock.

Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this 10-K.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2018, in PMI common stock (at prices quoted on the New York Stock Exchange), and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
PMI
PMI Peer Group (1)
S&P 500 Index
$220
$200
$180
$160
$140
$120
$100
2018
2019
2020
2021
2022
2023

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2018	$100.00	$100.00	$100.00
December 31, 2019	$135.00	$123.90	$131.50
December 31, 2020	$140.20	$132.60	$155.70
December 31, 2021	$169.30	$153.40	$200.40
December 31, 2022	$190.30	$148.70	$164.10
December 31, 2023	$186.90	$146.40	$207.20

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
Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2023

Our share repurchase activity for each of the three months in the quarter ended December 31, 2023, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2023 – October 31, 2023 (1)		$—	10,481,359	$6,016,847,275
November 1, 2023 – November 30, 2023 (1)		$—	10,481,359	$6,016,847,275
December 1, 2023 – December 31, 2023 (1)		$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2023 – October 31, 2023 (2)	3,536	$92.75
November 1, 2023 – November 30, 2023 (2)	6,873	$89.12
December 1, 2023 – December 31, 2023 (2)	907	$93.04
For the Quarter Ended December 31, 2023	11,316	$90.57

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

Description of Our Company

We are a leading international tobacco company, actively delivering a smoke-free future. We are evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products. Since 2008, we have invested $12.5 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match"), a leader in oral nicotine delivery, creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. The U.S. Food and Drug Administration (the "FDA") has authorized versions of our IQOS Platform 1 devices and consumables, and Swedish Match's General snus, as Modified Risk Tobacco Products ("MRTPs"). We describe the MRTP orders in more detail in the "Business Environment" section of this Item 7.

In January 2023, we began managing our business in four geographical segments, down from six previously, in addition to our continuing Swedish Match and Wellness and Healthcare segments: As of December 31, 2023, our operating segments were as follows:

•Europe Region;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA");
•East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF");
•Americas Region;
•Swedish Match, which reflects our fourth quarter 2022 acquisition of the company; and
•Wellness and Healthcare ("W&H"), which includes the operating results of our Vectura Fertin Pharma business.

Following the combination and the progress in 2023 toward integrating the Swedish Match business into the existing PMI regional segment structure, we will update our segment reporting by including Swedish Match results in the four existing geographical segments. As of the first quarter of 2024, we will report on this basis.

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

In addition to the manufacture and sale of cigarettes, we are engaged in the development and commercialization of reduced-risk products ("RRPs"). RRPs is the term we use to refer to products that present, are likely to present, or have the potential to present less risk of harm to smokers who switch to these products versus continuing smoking. We have a range of RRPs in various stages of development, scientific assessment and commercialization. Our RRPs are SFPs that contain and/or generate far lower quantities of harmful and potentially harmful constituents than found in cigarette smoke. IQOS is the leading brand in our SFPs portfolio. As of December 31, 2023, our smoke-free products were available for sale in 84 markets.

In 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including the milestone acquisitions of Vectura Group plc ("Vectura") and Fertin Pharma A/S ("Fertin Pharma"), which provide essential capabilities for future product development. Now, through our Vectura Fertin Pharma business, with a strong foundation and significant expertise in life sciences, we aim to expand into wellness and healthcare areas.

In 2022, we acquired Swedish Match AB, a market leader in oral nicotine delivery with a significant presence in the United States market. The Swedish Match acquisition is a key milestone in PMI’s transformation to becoming a smoke-free company. Swedish Match has a leading nicotine pouch franchise in the U.S. under the ZYN brand name. The Swedish Match product portfolio is complementary to our existing portfolio, permitting us to bring together a leading oral nicotine product with the leading heat-not-burn product. By joining forces with Swedish Match, we expect to accelerate the achievement of our joint smoke-free ambitions, switching more adults who would otherwise continue to smoke cigarettes to better alternatives faster than either company could achieve separately.

In 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. Thereafter, PMI will hold the full rights to commercialize IQOS in the U.S. On July, 14, 2023, we made the final payment to Altria under the terms of the agreement.

For further details of our 2021 and 2022 acquisitions, as well as the agreement with Altria Group, Inc., see Item 8, Note 3. Acquisitions and the "Business Environment" section of this Item 7

We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. Our net revenues and operating income are affected by various factors, including the volume of products we sell, the price of our products, changes in currency exchange rates and the mix of products we sell. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix).

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

Global Patent Settlement

On February 1, 2024, we entered into a global settlement agreement with British American Tobacco p.l.c. ("BAT") that resolves all ongoing patent infringement litigation between the parties related to heated tobacco and vapor products. The settlement includes non-monetary provisions between PMI and BAT that resolve all ongoing global patent infringement litigation, encompassing all related injunctions and exclusion orders, and prevents patent infringement and certain other future claims against current heated tobacco and vapor products. Under the settlement PMI and BAT also agreed to request rescission of the Limited Exclusion Order and Cease and Desist Order issued by the International Trade Commission prohibiting the importation of certain heat-not-burn products by PMI and its affiliates into the U.S. The settlement also allows each party to innovate and introduce product iterations. For further details, see Item 8, Note 18. Contingencies.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supply the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023 and production is expected to commence in the first quarter of 2024. As of December 31, 2023, our Ukrainian operations had approximately $0.4 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of December 31, 2023, our Russian operations had approximately $2.7 billion in total assets, excluding intercompany balances, of which approximately $0.8 billion consisted of cash and equivalents held mostly in local currency (Russian rubles).

Additionally, we hold a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia. For further details, see Item 8, Note 6. Related Parties – Equity Investments and Other.

These developments above have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.

For further details, see Item 8, Note 4. War in Ukraine to our consolidated financial statements, as well as Item 1A. Risk Factors and the "Trade Policy" section of this Item 7.

Consolidated Operating Results

•Net Revenues – Net revenues of $35.2 billion for the year ended December 31, 2023, increased by $3.4 billion, or 10.7%, from the comparable 2022 amount. The change in our net revenues from the comparable 2022 amount was driven by the following (variances not to scale):
Net revenues increased by 10.7%, including the impact of the Swedish Match acquisition and currency. Net revenues, excluding currency and acquisitions, increased by 7.6%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, and favorable volume/mix, mainly driven by higher HTU volume, partially offset by lower cigarette volume. The increase was partly offset by lower fees for certain distribution rights billed to customers in certain markets and a charge to net revenues in 2023 of $80 million following the termination of a distribution arrangement in the Middle East, both shown in "Other." The termination of a distribution arrangement in the Middle East is further described in the following "Diluted Earnings Per Share" discussion.

Net revenues by product category for the years ended December 31, 2023 and 2022, are shown below:

•Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2023, from the comparable 2022 amounts, were as follows:

	Diluted EPS	% Change
For the year ended December 31, 2022	$5.81

2022 Charges related to the war in Ukraine	0.08
2022 Fair value adjustment for equity security investments	(0.02)
2022 Amortization of intangibles	0.09
2022 Impairment of goodwill and other intangibles	0.06
2022 Costs associated with Swedish Match AB offer	0.06
2022 Swedish Match AB acquisition accounting related item	0.06
2022 Income tax impact associated with Swedish Match AB financing	(0.13)
2022 Tax items	(0.03)
Subtotal of 2022 items	0.17

2023 Charges related to the war in Ukraine	(0.03)
2023 Asset impairment and exit costs	(0.06)
2023 South Korea indirect tax charge	(0.11)
2023 Termination of agreement with Foundation for a Smoke-Free World	(0.07)
2023 Fair value adjustment for equity security investments	0.02
2023 Amortization of intangibles	(0.25)
2023 Impairment of goodwill and other intangibles	(0.44)
2023 Termination of distribution arrangement in the Middle East	(0.04)
2023 Swedish Match AB acquisition accounting related item	(0.01)
2023 Income tax impact associated with Swedish Match AB financing	0.11
2023 Tax items	(0.11)
Subtotal of 2023 items	(0.99)

Currency	(0.63)
Interest	(0.21)
Change in tax rate	0.03
Operations	0.84
For the year ended December 31, 2023	$5.02	(13.6)%

Charges related to the war in Ukraine – During 2022, we recorded a pre-tax charge of $151 million (representing $128 million net of income tax and a diluted EPS charge of $0.08 per share), related to circumstances driven by the war, including machinery and inventory write-downs, additional allowances for receivables and the cost of PMI’s humanitarian efforts. During 2023, we recorded a pre-tax charge of $53 million (representing $43 million net of income tax and a diluted EPS charge of $0.03 per share), related to circumstances driven by the war, including the cost of PMI’s humanitarian efforts, severance payments, as well as an impairment of certain long-lived assets. For further details, see Item 8, Note 4. War in Ukraine.

Fair value adjustment for equity security investments – During 2022, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka ($0.02 per share increase in diluted EPS). During 2023, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka ($0.02 per share increase in diluted EPS). For further details, see Item 8, Note 6. Related Parties - Equity Investments and Other.

Amortization of intangibles – During 2022, we recorded amortization of intangibles expense of $159 million (representing $129 million net of income tax or $0.09 per share decrease in diluted EPS). During 2023, we recorded amortization of intangibles expense of $497 million (representing $389 million net of income tax or $0.25 per share decrease in diluted EPS). The higher amortization expense in 2023 was primarily due to increased acquired intangible assets recorded as a result of our acquisitions in 2022. For further details, see Item 8, Note 5. Goodwill and Other Intangible Assets, net.

Impairment of goodwill and other intangibles – During 2022, we recorded an impairment charge related to definite-lived intangible assets of $112 million (representing $98 million net of income tax and a diluted EPS charge of $0.06 per share) reflecting the impact of general economic and market conditions resulting in a reduction in future estimated cash flows on certain products within the Wellness and Healthcare segment. This impairment charge was recorded within cost of sales in the consolidated statements of earnings for the year ended December 31, 2022.

During the second quarter of 2023, we completed our annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, we recorded a total non-cash impairment charge of $680 million (representing a $0.44 per share decrease in diluted EPS) consisting of a goodwill impairment charge of $665 million and a non-amortizable intangible asset pre-tax impairment charge of $15 million for an in-process research and development project related to one of our 2021 acquisitions. The impairment charge was recorded in impairment of goodwill ($665 million) and marketing, administration and research costs ($15 million) within the consolidated statements of earnings during the year ended December 31, 2023, and was included in the Wellness and Healthcare segment results.

For further details, see Item 8, Note 5. Goodwill and Other Intangible Assets, net.

Costs associated with Swedish Match AB offer – During 2022, we incurred pre-tax costs associated with the Swedish Match offer of $116 million (representing $99 million net of income tax and a diluted EPS charge of $0.06 per share) primarily related to financing costs, derivative financial instruments and certain transaction related costs. These pre-tax costs of $116 million were recorded in marketing, administration and research costs ($115 million expense) and interest expense, net ($1 million expense) on our consolidated statement of earnings for the year ended December 31, 2022.

Swedish Match AB acquisition accounting related item – Following the Swedish Match acquisition, we recorded in 2022 pre-tax purchase accounting adjustments of $125 million related to the sale of acquired inventories stepped up to fair value (representing $94 million net of income tax and a diluted EPS charge of $0.06 per share). During 2023, we recorded pre-tax purchase accounting adjustments of $18 million related to the sale of acquired inventories stepped up to fair value (representing $13 million net of income tax and a diluted EPS charge of $0.01 per share). These pre-tax adjustments were recorded in cost of sales in the consolidated statements of earnings for the years ended December 31, 2023 and 2022. For further details, see Item 8, Note 3. Acquisitions.

Asset impairment and exit costs – During 2023, we recorded pre-tax asset impairment and exit costs of $109 million, representing $96 million net of income tax and a diluted EPS charge of $0.06 per share, related to a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. For further details, see Item 8, Note 20. Asset Impairment and Exit Costs.

South Korea indirect tax charge – On July 13, 2023, our South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome is probable. Consequently, we recorded a non-cash pre-tax charge of $204 million (representing $174 million net of income tax or $0.11 per share decrease in diluted EPS) in the second quarter results of 2023, reflecting the full amount previously paid by PM Korea. For further details, see Item 8, Note 18. Contingencies.

Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the Agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million (representing $111 million net of income tax or $0.07 per share decrease in diluted EPS) commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings during the year ended December 31, 2023. For further details, see "Other Developments" within the Business Environment section of this Item 7.

Termination of distribution arrangement in the Middle East – Following the termination of a distribution arrangement in the Middle East, we recorded a pre-tax charge of $80 million in the first quarter of 2023 (representing $70 million net of income tax and a diluted EPS charge of $0.04 per share). The pre-tax charge was recorded as a reduction of net revenues in the consolidated statements of earnings and was included in the SSEA, CIS & MEA segment results.

Income taxes – The Income tax impact associated with Swedish Match AB financing that increased our 2022 diluted EPS by $0.13 per share and increased our 2023 diluted EPS by $0.11 per share in the table above was due to a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in the consolidated statements of stockholders' (deficit) equity.

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

Currency – The unfavorable impact of $0.63 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Argentine peso, Egyptian pound, Japanese yen, Russian ruble and Swiss franc, partly offset by the Euro. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.21 per share from interest in the table above was due primarily to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Operations – The increase in diluted EPS of $0.84 per share from our operations in the table above was due primarily to the following segments:

•Swedish Match: Reflecting the 2023 impact following the fourth quarter 2022 acquisition; and
•EA, AU & PMI DF: Favorable volume/mix, favorable pricing and lower supply chain costs;
partially offset by
•Americas: Unfavorable volume/mix and higher marketing, administration and research costs, partly offset by favorable pricing;
•SSEA, CIS & MEA: Higher marketing, administration and research costs, higher manufacturing costs, unfavorable volume/mix and the impact of lower fees for certain distribution rights billed to customers in certain markets, partly offset by favorable pricing;
•Wellness and Healthcare: Primarily reflecting commercial investments and higher administration costs; and
•Europe: Higher marketing, administration and research costs, higher manufacturing costs and unfavorable volume/mix, partly offset by favorable pricing.

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

The selection and disclosure of our critical accounting estimates have been discussed with our Audit & Risk Committee. The following is a discussion of the more significant assumptions, estimates, accounting policies and methods used in the preparation of our consolidated financial statements:

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

Revenue Recognition - We recognize revenue as performance obligations are satisfied. Our primary performance obligation is the distribution and sales of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. Our performance obligations are typically satisfied upon shipment or delivery to our customers. PMI estimates the cost of sales returns based on historical experience, and these estimates are immaterial. Estimated costs associated with warranty programs for IQOS devices are generally provided for in cost of sales in the period the related revenues are recognized, based on a number of factors, including historical experience, product failure rates and warranty policies. The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration where applicable. Such variable consideration is typically not constrained and is estimated based on the most likely amount that PMI expects to be entitled to under the terms of the contracts with customers, historical experience of discount or rebate redemption, where relevant, and the terms of any underlying discount or rebate programs, which may change from time to time as the business and product categories evolve.

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review, using either a qualitative or quantitative assessment for each of our reporting units. Where a qualitative assessment is followed, we determine whether it is more likely than not that an impairment exists based on qualitative factors such as macroeconomic conditions, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes within the reporting unit. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of a reporting unit, we use the market approach using earnings multiples of comparable global companies within the tobacco industry and a discounted cash flow model. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use.

During the second quarter of 2023, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. We performed a quantitative impairment assessment for all of our reporting units and non-amortizable intangible assets with the exception of the three reporting units and non-amortizable intangible asset related to the Swedish Match segment for which we have performed a qualitative assessment. Based on this review, it was determined that the estimated fair value of the Wellness and

Healthcare reporting unit was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $665 million. Additionally, as a result of the impairment test of non-amortizable intangible assets, PMI recorded a pre-tax impairment charge of $15 million. There was no impairment charge of goodwill and non-amortizable intangible assets for our other reporting units. For additional information, see Item 8, Note 5. Goodwill and Other Intangible Assets, net.

At December 31, 2023, the carrying value of our goodwill was $16.8 billion, which is related to ten geographical reporting units, each of which consists of a group of markets with similar operating and economic characteristics, three reporting units related to the Swedish Match segment and the Wellness and Healthcare business. The estimated fair value of each of our fourteen reporting units and non-amortizable intangible assets exceeded the carrying value as of December 31, 2023.

Investment in non-marketable equity securities – We perform a sensitivity analysis to estimate the value of our continuing investment in RBH on an ongoing basis. The analysis includes estimating a range of fair values to determine whether any indicators of impairment exist. The estimated range of fair values of the underlying business and of the contingent liability is determined based on an income approach using a discounted cash flow analysis. The information used in the estimate includes observable inputs, such as discount rates, terminal growth rates, previous court rulings, total tobacco market size in Canada, RBH’s share of the market and tobacco-litigation related expense, as well as unobservable inputs such as operating budgets and strategic plans, various inflation scenarios, estimated shipment volumes, and expected product pricing and projected margins.

For further details, see Item 8, Note 6. Related Parties – Equity investments and Other to our consolidated financial statements

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

Weighted-average discount rate assumptions for pension and postretirement plan obligations at December 31, 2023 and 2022 are as follows:

	2023	2022
Pension plans	2.28%	3.03%
Postretirement plans	5.19%	5.89%

We anticipate that assumption changes will increase 2024 pre-tax pension and postretirement expense to approximately $154 million as compared with approximately $106 million in 2023, excluding amounts related to employee severance and early retirement programs. The anticipated increase is primarily due to higher amortization of unrecognized actuarial losses of $72 million, coupled with higher service cost of $39 million, partially offset by higher expected return on assets of $29 million, coupled with lower interest cost of $26 million and other movements of $8 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans. A fifty-basis-point decrease in our discount rate would increase our 2024 pension and postretirement expense by approximately $57 million, and a fifty-basis-point increase in our discount rate would decrease our 2024 pension and postretirement expense by approximately $48 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2024 pension expense by approximately $41 million.

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

Hedging - As discussed below in “Market Risk,” we use derivative financial instruments principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. For derivative contracts that are designated and qualify as fair value hedges the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in the consolidated statement of earnings. For our other derivatives to which we have elected to apply hedge accounting, gains and losses on these derivatives are initially deferred in accumulated other comprehensive losses on the consolidated balance sheet and recognized in the consolidated statement of earnings into the same line item as the impact of the underlying transaction and in the periods when the related hedged transactions are also recognized in operating results. Gain (losses) related to derivatives contracts for which hedge accounting provisions have not been elected are recognized in the consolidated statement of earnings.

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

Consolidated Operating Results
Our net revenues and operating income by segment were as follows:

(in millions)	2023	2022	2021
Net Revenues
Europe	$13,598	$12,869	$13,155
SSEA, CIS & MEA	10,629	10,467	9,858
EA, AU & PMI DF	6,201	5,936	6,448
Americas	1,944	1,903	1,843
Swedish Match	2,496	316	—
Wellness and Healthcare	306	271	101
Net revenues	$35,174	$31,762	$31,405
Operating Income (Loss)
Europe	$6,012	$5,802	$6,409
SSEA, CIS & MEA	3,047	3,864	3,295
EA, AU & PMI DF	2,481	2,424	2,836
Americas	62	436	487
Swedish Match	824	(22)	—
Wellness and Healthcare	(870)	(258)	(52)
Operating income	$11,556	$12,246	$12,975

Items affecting the comparability of results from operations were as follows:

•Impairment of goodwill and other intangibles – For the year ended December 31, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Wellness and Healthcare segment. For the year ended December 31, 2022, PMI recorded an impairment charge related to definite-lived intangible assets of $112 million. This charge was included in the Wellness and Healthcare segment. For further details, see Item 8, Note 5. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – See Item 8, Note 18. Contingencies for details of the $204 million pre-tax charge included in the EA, AU & PMI DF segment results for the year ended December 31, 2023.
•Termination of distribution arrangement in the Middle East – In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the year ended December 31, 2023.
•Charges related to the war in Ukraine - See Item 8, Note 4. War in Ukraine for details of the $53 million and $151 million pre-tax charges in the Europe segment for the years ended December 31, 2023 and 2022, respectively.
•Swedish Match AB acquisition accounting related item - See Item 8, Note 3. Acquisitions for details of the $18 million and $125 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the years ended December 31, 2023 and 2022, respectively.
•Asset impairment and exit costs - See Item 8, Note 20. Asset Impairment and Exit Costs for details of the $109 million and $216 million pre-tax charges for the year ended December 31, 2023 and 2021, respectively, as well as a breakdown of these costs by segment.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2023 and was included in the operating results of the following segments: Europe ($62 million); SSEA, CIS & MEA ($44 million); EA, AU & PMI DF ($27 million); and Americas ($7 million).

•Saudi Arabia customs assessments - In June 2021, PMI recorded a pre-tax charge of $246 million in relation to additional customs duties in Saudi Arabia assessed for the periods of 2014 through 2020 in line with existing and contemplated arrangements with our distributors. In accordance with U.S. GAAP, the charge was recorded as a reduction in net revenues of combustible tobacco products included in the SSEA, CIS & MEA segment for the year ended December 31, 2021.
•Asset acquisition cost - See Item 8, Note 3. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in the Wellness and Healthcare segment within the operating income table above for the year ended December 31, 2021.

Our net revenues by product category were as follows:

PMI Net Revenues by Product Category
(in millions)	2023	2022	2021
Combustible tobacco products
Europe	$8,037	$7,694	$8,767
SSEA, CIS & MEA	9,321	9,173	8,734
EA, AU & PMI DF	2,676	2,831	2,861
Americas	1,869	1,804	1,706
Swedish Match	431	70	—
Total combustible tobacco products	22,334	21,572	22,067
Smoke-free products
Smoke-free products excluding Wellness and Healthcare:
Europe	5,561	5,175	4,388
SSEA, CIS & MEA	1,308	1,294	1,124
EA, AU & PMI DF	3,525	3,105	3,587
Americas	75	99	137
Swedish Match	2,065	246	—
Total smoke-free products excluding Wellness and Healthcare	12,534	9,919	9,237
Wellness and Healthcare	306	271	101
Total smoke-free products	12,840	10,190	9,338

Total PMI net revenues	$35,174	$31,762	$31,405
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

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the six segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization and impairment of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the SSEA, CIS & MEA Region, the revenue adjustment for the termination of a distribution arrangement in the Middle East, and the Saudi Arabia customs assessment net revenue adjustment.

Our consolidated shipment volume is shown in the table below:

Consolidated Shipment Volume
Cigarettes and Heated Tobacco Units (million units)	2023	2022	2021
Cigarettes	612,949	621,908	624,875
Heated Tobacco Units	125,263	109,169	94,976
Total Cigarettes and Heated Tobacco Units	738,212	731,077	719,851

Oral Product Shipment Volume (million cans) (1)
Nicotine Pouches	421.1	42.5	1.1
Snus	240.4	54.8	6.2
Moist Snuff	133.7	16.0	—
Other	4.2	—	—
Total Oral Products	799.3	113.2	7.3
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

Heated tobacco units ("HTU") is the term we use to refer to heated tobacco consumables, which include our BLENDS, DELIA, HEETS, HEETS Creations, HEETS Dimensions (defined collectively as "HEETS"), Marlboro HeatSticks, SENTIA, TEREA, TEREA CRAFTED, and TEREA Dimensions, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). HTU's also include zero tobacco heat-not-burn consumables (LEVIA).

Unless otherwise stated, market share for HTUs is defined as the in-market sales volume for HTUs as a percentage of the total estimated industry sales volume for cigarettes and HTUs.

References to total industry (or total market), our shipment volume and our market share performance reflect cigarettes and heated tobacco units, unless otherwise stated.

Total industry volume, PMI in-market sales volume and PMI market share for the following geographies include the cigarillo category in Japan: the total international market, EA, AU & PMI DF Region, and Japanese domestic market.

In-market sales ("IMS") is defined as sales to the retail channel, depending on the market and distribution model.

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry (or total market) and market shares throughout this "Discussion and Analysis" are our estimates for tax-paid products based on the latest available data from a number of internal and external sources and may, in defined instances, exclude China and/or our duty free business.

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

2023 compared with 2022

The following discussion compares our consolidated operating results for the year ended December 31, 2023, with the year ended December 31, 2022.

Total Market

Estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs of 2.6 trillion, decreased by 1.6%, reflecting declines in the SSEA, CIS & MEA Region, the Europe Region and the Americas Region, partly offset by an increase in the EA, AU & PMI DF Region, as described in the Regional sections of this Item 7.

For the full year 2024, we currently expect an estimated total international industry volume decline for cigarettes and HTUs, excluding China and the U.S., of -2% to flat.

Shipment Volume
Our total cigarette and HTU shipment volume increased by 1.0%, reflecting an 14.7% increase in HTU shipments across all regions, partly offset by a 1.4% decline in cigarette shipments due to declines in the Europe, EA, AU & PMI DF, and Americas Regions, partly offset by the SSEA, CIS & MEA Region. Cigarette shipment volume for Marlboro decreased by 1.9% to 240.0 billion units, due primarily to the Philippines.

Our total oral product shipment volume increased by +100%, driven by the Swedish Match acquisition. For comparison purposes, assuming the inclusion of Swedish Match's 2022 shipment volume prior to our acquisition, total oral product shipment volume increased by 16.8%, primarily reflecting growth in nicotine pouches (particularly in the U.S.), partly offset by a decline for snus (mainly in Scandinavia). Swedish Match's total oral product shipment volume increased by 17.1% versus its corresponding shipments in 2022. Volume comparisons versus Swedish Match's 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

For the full year 2024, we currently expect the total cigarette, HTU and oral smoke-free product shipment volume growth for PMI of flat to +1% driven by smoke-free products.

For the full year 2024, we also expect nicotine pouch shipment volume in the U.S. of approximately 520 million cans.

Adjusted in-market sales for HTUs increased by 14.8% (in line with full-year HTUs shipment volume growth of 14.7%), including growth in Europe of 17.6% and Japan of 14.5%. Excluding Russia and Ukraine, adjusted in market sales for HTUs increased by 17.1%.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Full-Year
	2023	2022	Change (pp)
Total International Market Share (1)	28.3%	27.7%	0.6
Cigarettes	23.7%	23.6%	0.1
HTU	4.7%	4.1%	0.6

Cigarette over Cigarette Market Share (2)	25.2%	25.0%	0.2

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of product categories might not foot to total due to roundings

Key Market Data

Key market data regarding total market size, our shipments and market share were as follows:

			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Total (1) (2)	2,579.9	2,621.5	738.2	731.1	612.9	621.9	125.3	109.2	28.3	27.7	4.7	4.1
Europe
France	29.8	32.5	13.0	14.0	12.8	13.7	0.2	0.2	42.5	43.6	0.7	0.7
Germany (3)	69.0	70.3	26.5	28.2	23.3	24.8	3.1	3.4	39.0	38.9	5.3	4.0
Italy	73.3	72.8	39.7	40.8	27.3	28.6	12.4	12.3	53.9	54.1	17.3	14.6
Poland	56.7	55.7	23.7	21.7	18.7	17.1	5.0	4.5	41.8	38.9	8.9	8.2
Spain	43.6	44.6	12.9	13.6	11.8	12.7	1.1	0.9	29.3	30.0	2.3	1.7
SSEA, CIS & MEA
Egypt	74.0	93.6	24.3	21.0	23.0	20.0	1.3	1.0	32.8	22.2	1.7	0.8
Indonesia	291.6	304.0	83.4	86.8	83.4	86.8	—	—	28.6	28.6	—	—
Philippines	42.9	53.4	23.8	32.2	23.5	32.0	0.2	0.2	55.4	60.3	0.5	0.4
Russia	203.4	208.8	64.8	64.7	47.9	49.3	16.9	15.4	31.8	31.2	8.0	7.6
Turkey	136.5	116.8	69.0	56.1	69.0	56.1	—	—	50.5	48.0	—	—
EA, AU & PMI DF
Australia	7.2	8.9	2.5	3.0	2.5	3.0	—	—	34.8	33.4	—	—
Japan (2)	149.0	148.3	60.9	55.5	17.9	21.1	43.0	34.4	39.6	37.6	26.7	23.6
South Korea	72.0	72.6	14.0	13.9	8.9	9.4	5.1	4.5	19.5	19.2	7.1	6.2
Americas
Argentina	28.8	30.3	17.8	19.3	17.8	19.3	—	—	61.9	63.8	—	—
Mexico	30.0	32.2	18.9	21.0	18.8	20.8	0.1	0.1	63.1	65.2	0.5	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted in-market sales volume share

Financial Summary
Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/Other
(in millions)
Net Revenues (1)	$35,174	$31,762	10.7%	7.6%	$3,412	$(1,112)	$2,113	$1,940	$664	$(193)
Cost of Sales (2)	(12,893)	(11,402)	(13.1)%	(8.4)%	(1,491)	167	(695)	—	(755)	(208)
Marketing, Administration and Research Costs (3)	(10,060)	(8,114)	(24.0)%	(13.5)%	(1,946)	(128)	(724)	—	—	(1,094)
Impairment of Goodwill (4)	(665)	—	—%	—%	(665)	—	—	—	—	(665)
Operating Income	$11,556	$12,246	(5.6)%	(2.5)%	$(690)	$(1,073)	$694	$1,940	$(91)	$(2,160)
(1) Cost/Other variance includes charges in 2023 of $80 million following the termination of a distribution arrangement in the Middle East.
(2) Cost/Other variance includes charges in 2023 of $15 million related to the war in Ukraine, more than offset by charges in 2022 of $112 million related to an impairment charge of other intangible assets, $62 million related to the war in Ukraine and $125 million of Swedish Match AB acquisition accounting related item. For more details, see Item 8, Note 3. Acquisitions, Note 4. War in Ukraine and Note 5. Goodwill and Other Intangible Assets, net.
(3) Cost/Other variance includes charges in 2023 of $109 million related to asset impairment and exit costs, the South Korea indirect tax charge of $204 million, an impairment charge for other intangibles of $15 million, the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million, and $38 million related to the war in Ukraine, partially offset by charges in 2022 of $89 million related to the war in Ukraine and $115 million related to costs associated with the Swedish Match AB offer. For more details, see Item 8, Note 4. War in Ukraine, Note 5. Goodwill and Other Intangible Assets, net, Note 18. Contingencies and Note 20. Asset Impairment and Exit Costs.
(4) For details on the impairment of goodwill recorded in the second quarter of 2023, see Item 8, Note 5. Goodwill and Other Intangible Assets, net.

Net revenues increased by 10.7%, including the impact of the Swedish Match acquisition and currency. Net revenues, excluding currency and acquisitions, increased by 7.6%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing, and favorable volume/mix, mainly driven by higher HTU volume, partially offset by lower cigarette volume. The increase was partly offset by lower fees for certain distribution rights billed to customers in certain markets and a charge to net revenues in 2023 of $80 million following the termination of a distribution arrangement in the Middle East, both shown in "Other".

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Indonesian rupiah, Japanese yen and Russian ruble, partially offset by the Euro and Mexican peso.

Net revenues include $12.8 billion in 2023 and $10.2 billion in 2022 related to smoke-free products.

Cost of sales increased by 13.1%, including the impact of the Swedish Match acquisition and currency. Cost of sales, excluding currency and acquisitions, increased by 8.4%, primarily related to higher manufacturing costs (primarily due to inflationary impacts, notably related to direct materials, tobacco leaf and energy, partly offset by productivity) and unfavorable volume/mix, mainly reflecting unfavorable category mix (notably due to lower cigarette volume and higher HTU volume), as well as the technical impact of third-party manufacturing in Indonesia. This increase was partially offset by the Swedish Match AB acquisition accounting related item in 2022, the impairment charge of other intangible assets in 2022 and lower charges related to the War in Ukraine.

Operating income decreased by 5.6%, including the impact of the Swedish Match acquisition and currency. Operating income, excluding currency and acquisitions, decreased by 2.5%, primarily reflecting: the 2023 impairment charge for goodwill and other intangibles of $680 million, the impact of 2023 asset impairment and exit costs of $109 million, the termination of a distribution arrangement in the Middle East of $80 million in 2023, the South Korea indirect tax charge of $204 million in 2023 and the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million in 2023, partly offset by the 2022 charges of $125 million related to the Swedish Match AB acquisition accounting related item, lower charges of $98 million related to the war in Ukraine compared to 2022, the 2022 costs associated with the Swedish Match AB offer of $115 million and $112 million related to an impairment charge of other intangible assets in 2022. In addition to these items, operating income was also negatively impacted by: higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages, and lower commercial investments in the prior year period); higher manufacturing costs, as noted for cost of sales; and the impact of lower fees for certain distribution rights, as noted for net revenues, partially offset by a favorable pricing variance.

Amortization expense on a pre-tax basis for each of the next five years is estimated to be approximately $470 million or less, assuming no additional transactions occur that require the amortization of intangible assets. Additionally, the estimated future amortization expense could significantly increase following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. (see Item 8, Note 3, Acquisitions and the "Business Environment" section of this Item 7), the accounting for which will depend on the facts and circumstances effective May 1, 2024, when PMI will hold the full rights. We currently estimate that the incremental increase in amortization expense in 2024, as a result of the reacquisition of IQOS commercialization rights in the U.S., will be approximately $370 million on a pre-tax basis for the remaining 8 months of the year. For full year 2025 through 2028, we currently estimate that this incremental increase will be approximately $555 million on a pre-tax basis.

Like many other global companies, we have faced global inflationary pressures, primarily impacting cost of sales for our business (notably related to certain direct materials, energy, transportation and logistics) and overall inflationary impacts on marketing, administration and research costs (notably wages). For the year ended December 31, 2023, this impact on cost of sales was approximately $580 million. We expect certain inflationary elements to ease, with a moderate increase in 2024. For further details, see "Impact of Inflation on Our Business and Mitigation Efforts" within the Business Environment section of this Item 7.

Interest expense, net, of $1.1 billion increased by $473 million (80.4%), primarily due to higher interest expense in connection with the Swedish Match acquisition, partially offset by higher net interest income driven by higher interest rates.

Our effective tax rate increased by 3.1 percentage points to 22.4%. We estimate that our 2024 effective tax rate will be approximately 21% to 22%, excluding discrete tax events. For further details, see Item 8, Note 12. Income Taxes.

Net earnings attributable to PMI of $7.8 billion decreased by $1.2 billion or 13.6%. This decrease was due primarily to lower operating income, higher interest expense, net and a higher effective tax rate, as discussed above. Basic and diluted EPS of $5.02 decreased by 13.7% and 13.6%, respectively. Excluding an unfavorable currency impact of $0.63, diluted EPS decreased by 2.8%.

2022 compared with 2021

For a discussion comparing our consolidated operating results for the year ended December 31, 2022, with the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on February 10, 2023. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2023.

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

Prior to the Ninth Session of the CoP ("CoP 9") to the FCTC, which took place in November 2021, the WHO and the WHO FCTC Secretariat published two reports on novel and emerging tobacco products. Discussions on these reports have been postponed to the Tenth Session of the CoP ("CoP 10"), which was scheduled for November 2023 but postponed to February 2024. In August 2023, the WHO Study Group on Tobacco Products Regulation issued its ninth report, including recommendations on nicotine pouches, in line with previous policy recommendations on regulating flavors in tobacco and nicotine products. It is not possible to predict whether or to what extent these developments will be reflected in decisions adopted at CoP 10 following deliberations. The WHO’s reports are not binding on the WHO Member States nor on Parties to the FCTC.

In December 2023, the WHO issued a white paper on e-cigarettes. While acknowledging that long-term health effects of using e-cigarettes are not fully understood, the Organization calls on countries to ban or strictly regulate these products, in order to prevent youth uptake and counter nicotine addiction.

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

EU Tobacco Products Directive: In April 2014, the EU adopted a significantly revised TPD, which came into force in May 2016. All EU Member States have adopted laws transposing the TPD.  The TPD sets forth a comprehensive set of regulatory requirements for tobacco products, including:

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

EU Tobacco Excise Directive ("TED"): The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products, e-cigarettes and nicotine pouches. The proposal, after several delays, could still be adopted by the College of Commissioners during 2024. Depending on the adoption date by the College of Commissioners, the proposal will be discussed by the EU Council in the course of 2024-2025. Any final amendments to TED require unanimous agreement by all EU Member States, followed by transposition of TED into national legislation. A potential enforcement date for any changes to TED, after the transposition in Member States' national legislation, could be 2027.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, on November 23, 2022, the EU Commission published a delegated directive that will eliminate this exemption. All EU Member States are required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our RRP products currently sold in the EU. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipate that, while short-term volatility is possible, including in year-end trade inventories, the ban’s impact on our shipment volumes in the EU will be relatively limited in the near term. Our fundamental view remains that we do not expect a meaningful change in the structural growth of the category with consumers switching to non-flavored products partially mitigating the effect of the ban. A majority of EU Member States have transposed this directive, or are in the final stages of transposing it, withdrawing the heated tobacco product exemption from the characterizing flavor ban into national law. The remaining markets are expected to adopt this directive in 2024, and we will continue to actively monitor relevant developments in the EU market. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

Restrictions on Product Design: Some members of the public health community are calling for the further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which would result in a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. In addition, at its meeting in November 2016, the CoP adopted non-binding guidelines recommending that countries regulate product design features that increase the attractiveness of tobacco products, such as the diameter of cigarettes and the use of flavor capsules.

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

Other Regulatory Issues: Some regulators are considering, or in some cases have adopted, regulatory measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities. Other regulators are also considering generation sales bans, which prohibit the sale of certain tobacco or nicotine products to people born after a certain year.

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

On January 1, 2023, a law regulating the marketing of nicotine pouches went into effect in Slovakia. The regulatory framework contains a minimum legal age (18 years) to purchase, a nicotine limit, and a labelling requirement. In Belgium, a Royal Decree banning nicotine pouches entered into force on July 1, 2023, with a sell-off period from retail to consumer as of October 1, 2023.

On March 22, 2023, a bill amending the Tobacco Hazards Prevention and Control Act in Taiwan went into effect. It regulates heated tobacco products and bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are not cigarettes, cut tobacco, cigars, snuff nor chewing tobacco, must undergo a health risk assessment as part of an authorization system.

On March 28, 2023, the Argentinian Ministry of Health prohibited the import, distribution, commercialization and advertisement of heated tobacco products, including related devices. The country had previously banned the use of e-cigarettes in 2011.

In a limited number of markets, most notably Japan, we are dependent on governmental approvals that may limit our pricing flexibility.

The EU Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, came into force on July 2, 2019. To date, some member states transposed the Directive into national legislation. By the end of 2024, most EU Member States are expected to bring into force national legislation for mandatory EPR schemes and related EPR costs for tobacco manufacturers and importers.

While we cannot predict the impact of this initiative on our business at this time, we currently expect further adoption of similar laws in other jurisdictions, and we are monitoring developments in this area.

In some countries, including in the EU, cigarettes are subject to testing, disclosure and mandatory emissions limits for tar, nicotine, carbon monoxide and other smoke constituents. In the Netherlands, several public health organizations have requested that the Dutch enforcement body enforce the requirements for maximum tar, nicotine, and carbon monoxide ("TNCO") emissions levels for cigarettes using a test method other than the method currently set forth in the EU TPD and transposed into national legislation. This request followed publication of a report by the Dutch State Institute for Public Health & Environment, which found that all cigarette brands sold in the Netherlands exceeded the maximum TNCO levels when measured under an alternative method. The Dutch enforcement body declined the request, and the applicants have challenged such decision in pending legal proceedings. The case is currently pending before the Trade and Industry Appeals Tribunal in the Netherlands A decision was expected in the fourth quarter of 2023, but the Court recently announced that it intends to submit preliminary questions to the Court of Justice of the European Union. While we cannot predict the outcome, a decision to enforce the existing TNCO ceilings using the alternative test method could impact a significant portion of the manufactured cigarettes available on the market in the Netherlands and could lead to similar actions in other EU countries.

Illicit Trade: Illicit tobacco trade creates a cheap and unregulated supply of tobacco products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 14% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the EU accounted for approximately 8% of total cigarette consumption in 2023.

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

Our RRPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products. We put significant effort to restrict access of our products from non-smokers and youth.

For adult smokers who would otherwise continue to smoke cigarettes, we believe that RRPs, while not risk-free, offer a much better choice. Accordingly, our key strategic priorities are to: (i) continue developing and commercializing products that present less risk of harm to adult smokers who switch to such products versus continued cigarette smoking; and (ii) educate and encourage current adult smokers who would otherwise continue to smoke cigarettes to switch to those products.

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

We have a range of RRPs in various stages of development, scientific assessment, and commercialization. We are committed to conducting rigorous scientific assessments of our RRP platforms to substantiate that they reduce exposure to HPHCs and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued cigarette smoking. We draw upon a team of expert scientists and engineers from a broad spectrum of scientific disciplines and our extensive learnings of adult consumer preferences to further develop and assess our RRPs. Our efforts are guided by the following key objectives:

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

Five PMI-developed or improved RRP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the U.S. Food and Drug Administration (“FDA”). In addition to the original version of Platform 1 which relies on a heating technology using a blade, a newer version of Platform 1 is now available using induction. Most of the studies referenced above were conducted with the blade version of Platform 1 and additional research was conducted with the induction technology. We believe that there is full comparability between the subsequent Platform 1 versions, and that the data from the studies conducted with the blade version of Platform 1 remain valid and applicable to the newer version of Platform 1. In 2022, we also began the initial launch of a heated tobacco product, which utilizes external resistive heating technology and that is commercialized under the BONDS brand.

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

Platform 5 covers snus and modern oral nicotine pouches. Snus refers to dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose, moist loose tobacco which is put in the mouth between the lower or upper lip and gum, and snus pouches which contain ground tobacco, water, salt and flavors. Modern oral nicotine pouches consist of white pre-conditioned pouches containing nicotine derived from tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. At the end of the use, the user can dispose of the pouch. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. They contain primarily nicotine, flavors, and cellulose substrate. The nicotine used in the pouches is of pharmaceutical-grade like the nicotine used in medicinal products, such as gums and inhalers, while the flavors are approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards. In 2021, PMI acquired AG Snus Aktieselskab ("AG Snus"), as well as Fertin Pharma A/S, two companies manufacturing and/or marketing nicotine pouches. In 2022, we significantly expanded our Platform 5 products portfolio with the acquisition of Swedish Match. The acquisition also represents an expansion of our RRP presence in the U.S. market, where Swedish Match's ZYN brand is the leading nicotine pouch franchise.

We aim to expand our brand portfolio and market positions with additional RRPs. In addition, we continue to use our expertise, technology and capabilities to explore new growth opportunities beyond our current business, including products that do not contain nicotine or tobacco.

The research and development expense for our smoke-free portfolio accounted for 99% of our total research and development expense for each of the three years ended December 31, 2023, 2022 and 2021.  The research and development expense for the years ended December 31, 2023, 2022 and 2021, is set forth in Item 8, Note 15. Additional Information to the consolidated financial statements.

Commercialization of RRPs: We are developing a multiplatform approach and tailoring our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our Platform 1 products, our initial market introductions typically entail one-on-one consumer engagement (in person or by digital means) and device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. PMI has, and continues to, accelerate its investments in digital consumer engagement.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

As of December 31, 2023, PMI's smoke-free products were available for sale in 84 markets.

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

We discuss product warranties in more detail in Item 8, Note 7. Product Warranty. The significance of warranty claims depends on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. (“Altria”) to end the companies’ commercial relationship with respect to Platform 1 in the U.S. as of April 30, 2024 (the “2022 Agreement”). Thereafter, under the 2022 Agreement, PMI will hold the full rights to commercialize Platform 1 in the United States—the world’s largest smoke-free market. The 2022 Agreement provides a clear path to expanding Platform 1’s international success in a market where approximately 30 million adults continue to smoke cigarettes.

The U.S. government has contacted Altria and its affiliate, Philip Morris USA, Inc. (“PM USA”) in connection with the 2022 Agreement. Altria and its subsidiary PM USA are parties to a 2006 order (“2006 Order”) in the United States District Court for the District of Columbia holding that they violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The 2006 Order imposes restrictions on defendants from selling or transferring their cigarette brands, brand names, cigarette product formulas or cigarette businesses without the transferee submitting to the jurisdiction of the court and subjecting itself to the 2006 Order as of the date of sale or transfer. The U.S. government has informed Altria that it believes the transaction contemplated by the 2022 Agreement (the “Transaction”) falls within the scope of this provision and that before the Transaction can be effectuated, PMI must submit to the 2006 Order. While we do not know the specific relief the U.S. government may seek from the court, we believe that there are strong arguments as to why the provision cited by the U.S. government is inapplicable to the Transaction and we also believe that there are paths available to minimize or eliminate potential impact on the timing or effectuation of the Transaction.

Our commercialization efforts for the other PMI-developed RRP platforms are as follows:

•In late 2022, we began commercializing our BONDS product in the Philippines and Colombia.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 26 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. Swedish Match nicotine pouches are currently available in 23 markets.

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

We must request and receive authorization from the FDA in order to continue marketing this product with the same modified exposure information before the order expires four years from the date of the orders.

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

On April 28, 2023, we submitted the Annual Report for the IQOS Tobacco Heating System ("THS") to the FDA. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2022 and February 28, 2023. The report concluded that, although the scientific evidence continues to develop and evolve, the extensive data reviewed confirms that while Heated Tobacco Products (“HTPs”) are not risk-free, the use of HTPs are likely to present less risk of harm for both users and non-users against the well-proven risks of continued cigarette smoking, and therefore continues to support the "appropriate for the promotion of public health" status of IQOS THS.

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

On March 8, 2023, the FDA proposed new requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of their products. The FDA stated that these proposed requirements would help protect public health by, among other things, minimizing or preventing contamination and limiting additional risks by ensuring product consistency. The FDA held a public hearing on April 12, 2023, to gather additional comments from stakeholders, including the industry, the scientific community, advocacy groups, and the public. The proposed rule was also made available for public comment for 180 days. The FDA will review all comments as part of the rulemaking process for this rule. PMI welcomes the FDA’s rule under section 906(e) of the Federal Food, Drug, and Cosmetic Act and plans to share its views with the FDA on this important foundational rule.

FDA actions may influence the regulatory approach of other governments and regulatory agencies.

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Armenia, Bahrain, Egypt, Jordan, Saudi Arabia, Tajikistan, Tunisia, the UAE and Uzbekistan, and voluntary in Algeria, Colombia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, the Philippines, Russia, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-vapor products (e-cigarettes) national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Bahrain, China, Egypt, Jordan, New Zealand, United Arab Emirates, and Saudi Arabia and Tajikistan, and voluntary in Azerbaijan, Costa Rica, France, Indonesia, Kazakhstan, the Philippines, Russia, the U.K. and Ukraine.

Currently, industry standards setting minimum quality and safety requirements for tobacco-free oral nicotine products (nicotine pouches) have been adopted in Pakistan, Sweden, the U.K. and Ukraine. These standards are voluntary.

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

On March 23, 2023, the Greek Ministry of Health authorized a claim for IQOS with HEETS AMBER to inform Greek IQOS users about reduction in emissions of toxicants when using such product compared to cigarette smoking. The decision authorized the following claim: “The concentration of chemical substances with recognized toxicity produced when using IQOS with HEETS AMBER tobacco sticks is lower compared to conventional smoking. A reduction in the concentration of chemical substances with recognized toxicity does not mean a corresponding reduction in risk for health. The aerosol of this tobacco product contains nicotine and other hazardous chemicals. This tobacco product harms your health and is addictive. The best choice is to quit tobacco and nicotine use altogether.” With this authorization, Greece is the second country officially recognizing the reduction in level of toxicants in the IQOS aerosol compared to cigarette smoke.

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

In April 2020, affiliates of British American Tobacco p.l.c. ("BAT") filed a complaint against PMI, Philip Morris Products S.A., Altria Group, Inc., and its subsidiaries before the International Trade Commission ("ITC"). On September 29, 2021, the ITC issued its Final Determination ("FD"), Limited Exclusion Order ("LEO") and Cease and Desist Order ("CDO"). The ITC upheld the finding of infringement in the FD and found a subsequent violation. The ITC issued a LEO against Philip Morris Products S.A., prohibiting the importation of infringing tobacco heating articles and components thereof, and CDOs against Altria Client Services, LLC, and certain of its affiliates, which went into effect at the end of the 60-day Presidential review period on November 28, 2021. We appealed the patent issues. Furthermore, lawsuits based on the same patent families were repeatedly and universally rejected in European courts and the European Patent Office. The decision has no bearing outside the United States.

On February 1, 2024 we entered into a global settlement with BAT that resolves all ongoing patent infringement litigation between the parties related to heated tobacco and vapor products. Among other matters, under the settlement PMI and BAT agreed to request rescission of the LEO and CDO. For further details, see Item 8, Note 18. Contingencies to our consolidated financial statements.

Our RRP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our RRPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones in order to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria to terminate the companies' commercial relationship covering IQOS in the U.S., as of April 30, 2024. Thereafter, PMI will hold the full rights to commercialize IQOS in the U.S. For more details, see Item 8, Note 3. Acquisitions and Note 18. Contingencies to our consolidated financial statements.

In January 2020, we announced an agreement with KT&G, a leading tobacco and nicotine company in South Korea, for the commercialization of KT&G’s smoke-free products outside of South Korea on an exclusive basis. On January 30, 2023, we announced a renewal and extension of this arrangement. For more information, see Acquisitions and Other Business Arrangements below.

Other Developments: In September 2017, we announced our support of the Foundation for a Smoke-Free World (the "Foundation"). The Foundation is an independent, nonprofit organization dedicated to reducing the health impacts of smoking as set out in its Articles of Incorporation and its Bylaws. In September 2020, our pledge agreement with the Foundation was amended. We contributed $45 million in 2020, $40 million in 2021, $17.5 million in 2022, and had expected to contribute up to $35 million annually from 2023 through 2029, as specified in the amended pledge agreement. In 2023, the Foundation and PMI agreed to terminate the existing pledge agreement and PMI has made final grant payments totaling $140 million, commensurate with the early termination of the pledge agreement.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in South Korea and Thailand in Item 8, Note 18. Contingencies.

In November 2010, a World Trade Organization ("WTO") panel issued its decision in a dispute between the Philippines and Thailand, concerning a series of Thai customs and tax measures affecting cigarettes imported by Philip Morris (Thailand) Limited ("PM Thailand") into Thailand. The decision concluded that Thailand had no basis to find that PM Thailand's declared customs values and taxes paid were too low, as alleged by the Thai government and created obligations for Thailand to revise its laws, regulations, or practices affecting the customs valuation and tax treatment of future cigarette imports. Thailand agreed to fully comply with the decision, but the Philippines asserts that to date Thailand has not fully complied with the WTO panel decision and commenced challenges at the WTO Appellate Body. The WTO Appellate Body is not operational, and the appeals by Thailand are suspended indefinitely. In December 2020, the Philippines and Thailand agreed to pursue facilitator-assisted discussions aimed at progressing and resolving outstanding issues and the countries have since agreed to seek the establishment of a bilateral consultative mechanism, with the goal of reaching a comprehensive settlement of their dispute, consistent with their rights and obligations under the WTO Agreements, as well as the recommendations and rulings of the WTO Dispute Settlement Body.

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in March 2020, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. In September 2020, the Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. BAT has filed a civil claim against PM Italia claiming vicarious liability for any wrongdoing of its former or current employees and seeking EUR 50 million (approximately $55.2 million) in damages. The court admitted the claim and issued summons for PM Italia to appear in the case. The court proceeded with the examination of witnesses beginning in September 2023. PM Italia believes the charges brought against it by the Public Prosecutor are without merit and will defend them vigorously.

Impact of Inflation on Our Business and Mitigation Efforts

Like many other global companies, we have experienced inflationary pressures in 2022 and 2023, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. For the year ended December 31, 2023, the impact on cost of sales was approximately $580 million and we expect certain inflationary elements to ease, with a moderate increase in 2024. This impact has been, and we expect it to continue to be, significantly offset by the positive elements of pricing, productivities and the mitigating factors as we progress through the year. The net result of the inflationary impacts and our efforts to mitigate these impacts were not material to PMI during these periods.

Inflationary impacts driven by higher wages have resulted from merit increases that reflect local inflation as we continuously evaluate our compensation and benefit offerings to be competitive with the current market. Increased transportation costs resulted from increased shipping rates for all modes of transportation (air, ocean and inland) due to ocean and air capacity constraints. Increases in cost of sales resulted from higher cost of direct materials due to the pass on of energy, transportation, labor and commodity price increases from suppliers as well as increases in utility costs, including gas and electricity prices, primarily in Europe resulting from the war in Ukraine. Raw materials such as tobacco leaf have longer inventory durations which resulted in insignificant inflationary impacts to our cost of sales in 2022; however tobacco leaf purchases in both 2022 and 2023 have been at higher prices due to inflationary impacts on fertilizer prices and labor costs, thus resulting in increases in the cost of inventory with corresponding impacts on our financial results in 2023. In addition, our cash flow from operations was impacted by the net working capital investment related to the procurement of tobacco leaf inventory and higher cost of direct materials. We expect certain of these inflationary elements to ease in 2024 as noted above.

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

U.S. GAAP Treatment of Highly Inflationary Economies

We apply highly inflationary accounting to the results of operations of our subsidiaries in Argentina, Turkey, Lebanon and Venezuela as the cumulative inflation rate in these economies for a three-year period meets or exceeds 100%, in accordance with U.S. GAAP. As a result, monetary assets and liabilities denominated in local currencies are remeasured to the U.S. Dollar at each balance sheet date, with remeasurement gains and losses recognized in consolidated statement of earnings.

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the years ended December 31, 2023, 2022 and 2021, we recognized exchange gains (losses) of $(194) million, $11 million and $9 million, respectively, resulting from remeasurement adjustments related to highly inflationary accounting.

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial condition, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, the work of the International Financial Reporting Standards Foundation, including the International Sustainability Standards Board proposed climate standard and the recommendations of the Task Force on Climate-related Financial Disclosures, the SEC’s proposed rules regarding climate-related disclosures, the Task Force on Nature-related Financial Disclosures, the EU Corporate Sustainability Reporting Directive, the EU Taxonomy Regulation, the EU Deforestation Regulation, the EU Proposal for a Corporate Sustainability Due Diligence Directive, CDP, the GHG Protocol, and carbon tax programs in Europe and Canada.

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

On June 24, 2021, the EU introduced sanctions in relation to Belarus aimed at specific sectors of the Belarus economy, including the tobacco sector. Subsequently, seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. Switzerland and the U.K. have also imposed sanctions similar in scope to the EU sanctions.

On August 9, 2021, the U.S. imposed blocking sanctions on certain Belarusian individuals and entities pursuant to an Executive Order, which expanded the bases for the imposition of sanctions, including, among others, by authorizing the imposition by OFAC of blocking sanctions on persons operating in the tobacco sector of the Belarus economy. From 2021 to 2023, the U.S., the EU, the U.K., Switzerland and several other jurisdictions supplemented their respective sanctions lists by including additional Belarusian sanctions targets.

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the U.K., Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls in relation to Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions are primarily targeted at the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located, and authorized the imposition of blocking sanctions on anyone operating in the Russian manufacturing sector. The potential application of the latter for goods other than military goods remains unclear. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The U.S., the EU, Switzerland and Japan introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. The EU, Switzerland and the U.K. also prohibited technical assistance and other services related to restricted goods. The EU, Switzerland and the U.K. prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. The EU and Switzerland prohibited transfer and licensing of intellectual property rights in relation to restricted goods. Additionally, the EU, the U.S., the U.K., Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

The U.S., the U.K., Switzerland and the EU banned the export of electric accumulators and static converters to Russia. In addition, the U.S. and the U.K. banned the export of electronic cigarettes and similar personal electric vaporizing devices to Russia. Certain countries also banned the delivery of services to Russia, such as information technology consultancy services, accounting and business and management consulting services.

Russia introduced certain countermeasures aimed at reducing the effect of Western sanctions. Countermeasures include restrictions on export of certain goods from Russia, including tobacco-related production equipment, restrictions on lending to foreign borrowers, repatriation of dividends and transactions with securities and real estate involving companies from “hostile” countries (i.e., those which introduced sanctions in relation to Russia).

PMI continues to monitor the development of new sanctions and ensure full compliance.

2023 compared with 2022

The following discussion compares operating results within each of our segments for 2023 with 2022.

Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$13,598	$12,869	5.7%	3.7%	$729	$249	$—	$540	$(60)	$—
Operating Income	$6,012	$5,802	3.6%	0.4%	$210	$186	$—	$540	$(79)	$(437)

Net revenues increased by 5.7%. Net revenues, excluding currency and acquisitions, increased by 3.7%, reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; partially offset by unfavorable volume/mix, mainly due to lower cigarette volume, as well as unfavorable cigarette mix, partly offset by higher HTU volume.

The pricing variance for the years 2023 and 2022 was negatively impacted by the supplemental tax surcharge on heated tobacco units in Germany, which went into effect in 2022. The negative impact will continue until a ruling on the legality of the surcharge is issued. It is currently being assessed in court and the obligation to pay the surcharge is temporarily suspended. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results. The accrued liability balance will continue to increase with the continuation of the HTU selling activities and in the case of an unfavorable ruling would negatively impact PMI’s future cash provided by operating activities. A favorable ruling would positively impact future PMI’s operating results.

Operating income increased by 3.6%. Operating income, excluding currency and acquisitions, increased by 0.4%, primarily reflecting: lower charges in 2023 related to the war in Ukraine ($98 million), a favorable comparison to 2022 related to costs associated with the Swedish Match AB offer ($53 million) and a favorable pricing variance. The increase was partly offset by the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World ($62 million), the 2023 charges for asset impairment and exit costs ($49 million), higher marketing, administration and research costs (mainly due to inflationary impacts and lower commercial investments in the prior year period); higher manufacturing costs (primarily due to inflationary impacts); and unfavorable volume/mix, mainly due to the same factors as for net revenues.

Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region decreased by 1.3% to 542.3 billion units, reflecting a 3.0% decline for cigarettes, partly offset by a 15.6% increase for HTUs. The decrease in the estimated total market was predominantly due to the United Kingdom (down by 15.4%), France (down by 8.2%), Germany (down by 1.8%) and Spain (down by 2.4%), partly offset by Poland (up by 1.8%).

Europe Key Data	Full-Year
			Change
	2023	2022	% / pp
PMI Market Share
Cigarettes	30.3%	31.1%	(0.8)
Heated Tobacco Units	9.1%	7.8%	1.3
Total Europe	39.4%	39.0%	0.4
Note: Sum may not foot due to roundings.

Our total cigarette and HTU shipment volume in the Region decreased by 0.6% to 214.9 billion units, mainly due to Germany (down by 6.0%), Italy (down by 2.8%; or up by 0.4% excluding the net unfavorable impact of estimated distributor inventory movements) and France (down by 7.3%), partly offset by Poland (up by 9.4%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 17.6%, including growth in Germany and Italy of 29.7% and 16.6%, respectively.

Our HTU share of the total cigarette and HTU market in the Region increased by 1.3 points, or by 1.5 points on an adjusted basis.

SSEA, CIS & MEA:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$10,629	$10,467	1.5%	11.7%	$162	$(1,060)	$—	$1,008	$400	$(186)
Operating Income	$3,047	$3,864	(21.1)%	(4.2)%	$(817)	$(653)	$—	$1,008	$(237)	$(935)

Net revenues increased by 1.5%. Net revenues, excluding currency and acquisitions, increased by 11.7%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing, with HTU pricing also higher; and favorable volume/mix, primarily driven by favorable cigarette mix, as well as higher volume for HTUs, partly offset by an unfavorable cigarette volume impact. This increase was partially offset by the 2023 termination of a distribution arrangement in the Middle East of $80 million and lower fees for certain distribution rights billed to customers in certain markets, both included in "Cost/Other" in the table above.

Operating income decreased by 21.1%. Operating income, excluding currency and acquisitions, decreased by 4.2%, primarily reflecting: higher marketing, administration and research costs; higher manufacturing costs (primarily due to inflationary impacts); unfavorable volume/mix, mainly due to an unfavorable cigarette volume impact and unfavorable cigarette mix, partly offset by higher HTU volume; and the termination of a distribution arrangement, coupled with the impact of lower fees for certain distribution rights, as noted for net revenues; as well as the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $44 million and the 2023 charges for asset impairment and exit costs of $34 million. The decrease was partially offset by the favorable pricing variance and a favorable comparison to 2022 related to costs associated with the Swedish Match AB offer of $33 million.

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region decreased by approximately 2% to 1,528.6 billion units, due to a decline for cigarettes. The decrease in the estimated total market was predominantly due to Egypt (down by 20.9%) and Pakistan (down by 35.1%), partly offset by Turkey (up by 16.9%).

Our Regional market share increased by 0.8 points to 23.4%.
Our total cigarette and HTU shipment volume in the Region increased by 1.3% to 358.2 billion units, mainly driven by Turkey (up by 23.0%), partly offset by the Philippines (down by 26.2%). Our estimated HTU adjusted in-market sales volume increased by 8.2% including limited growth in Russia.

EA, AU & PMI DF:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,201	$5,936	4.5%	11.2%	$265	$(400)	$—	$206	$459	$—
Operating Income	$2,481	$2,424	2.4%	18.6%	$57	$(395)	$—	$206	$326	$(80)

Net revenues increased by 4.5%. Net revenues, excluding currency and acquisitions, increased by 11.2%, reflecting: favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable smoke-free product mix (for HTUs and devices); and a favorable pricing variance, driven by higher combustible tobacco and device pricing, partly offset by lower HTU (net) pricing (primarily related to Japan).

Operating income increased by 2.4%. Operating income, excluding currency and acquisitions, increased by 18.6%, mainly reflecting favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarette volume and unfavorable HTU mix; the favorable pricing variance; lower supply chain costs (primarily related to Japan); and a favorable comparison to 2022 related to costs associated with the Swedish Match AB offer ($24 million). The increase was partly offset by the 2023 charge related to the South Korea indirect tax ($204 million), the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World ($27 million) and the 2023 charges for asset impairment and exit costs ($21 million).

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region, excluding China, increased by 1% to 319.8 billion units, reflecting growth for HTUs, partly offset by a decline for cigarettes. The increase in the estimated total market was mainly driven by International Duty Free (up by 35.7%), partly offset by Taiwan (down by 7.4%) and Australia (down by 19.4%).

Our Regional market share increased by 1.3 points to 30.0%.
Our total cigarette and HTU shipment volume in the Region increased by 6.7% to 101.2 billion units, mainly driven by Japan (up by 9.7%) and International Duty Free (up by 14.5%).

PMI's estimated HTU adjusted in-market sales volume in the Region increased by 15.8%, including growth in Japan of 14.5%.

Americas:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,944	$1,903	2.2%	(2.9)%	$41	$96	$—	$128	$(177)	$(6)
Operating Income	$62	$436	(85.8)%	(40.6)%	$(374)	$(197)	$—	$128	$(139)	$(166)

Net revenues increased by 2.2%. Net revenues, excluding currency and acquisitions, decreased by 2.9%, primarily reflecting: unfavorable volume/mix, mainly due to lower cigarette volume and unfavorable cigarette mix; partly offset by a favorable pricing variance, driven by higher combustible tobacco pricing.

Operating income decreased by 85.8%. Operating income, excluding currency and acquisitions, decreased by 40.6%, mainly reflecting: higher marketing, administration and research costs (including incremental investments in the U.S. in preparation for smoke-free product commercialization); and unfavorable volume/mix, mainly due to the same factors as for net revenues; partly offset by the favorable pricing variance.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by around 1% to 189.2 billion units, driven by a decline for cigarettes. The decrease in the estimated total market was mainly due to Mexico (down by 6.8%), Canada (down by 12.6%) and Argentina (down by 5.0%), partly offset by Brazil (up by 10.1%).

Our Regional market share, excluding the U.S., decreased by 1.1 points to 33.7%.

Our total cigarette and HTU shipment volume in the Region decreased by 3.9% to 63.9 billion units, mainly due to Mexico (down by 9.8%) and Argentina (down by 7.9%), partly offset by Brazil (up by 12.8%).

Swedish Match:

As of November 11, 2022, PMI became the owner of a majority position in Swedish Match and started consolidating Swedish Match operating results. The business operations of our Swedish Match segment are evaluated separately from the geographical segments.

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,496	$316	+100%	21.2%	$2,180	$—	$2,113	$25	$42	$—
Operating Income / (Loss)	$824	$(22)	+100%	+100%	$846	$(8)	$694	$25	$38	$97

We recorded net revenues of $2.5 billion in the Swedish Match segment, with smoke-free products accounting for over 80% of the segment's total net revenues.

We recorded operating income of $824 million for the year ended December 31, 2023. Operating income included $372 million related to the amortization of acquired intangibles and $18 million of charges related to an acquisition accounting-related item recorded in 2023.

Swedish Match - PMI Shipment Volume Commentary

Swedish Match Oral Product Shipment Volume (1) (million cans)	Full-Year
Nicotine Pouches	2023	2022	Change
U.S.	384.8	34.5	+100%
Scandinavia	28.7	3.7	+100%
Other	4.6	1.2	+100%
Total Nicotine Pouches	418.2	39.4	+100%
Snus
Scandinavia	218.2	39.3	+100%
Other	6.8	1.1	+100%
Total Snus	224.9	40.4	+100%

Moist Snuff	133.7	16.0	+100%

Other	4.2	—	—%

Total Oral Products	781.0	95.8	+100%
(1) Excluding U.S. chew

Swedish Match Combustible Tobacco Shipment Volume (million units)	Full-Year
	2023	2022	Change
Cigars	1,578.6	259.6	+100%

For comparison purposes, the following commentaries assumed the inclusion of Swedish Match's 2022 shipment volume for the full year, thereby providing the comparability of Swedish Match's volume performance between periods. Volume comparisons versus Swedish Match's 2022 results reflect data sourced from its disclosures, available at www.swedishmatch.com/investors.

Swedish Match's total shipment volume for oral products increased by 17.1% versus its corresponding shipments of 667.1 million cans in 2022.

Nicotine pouch shipment volume increased by 55.3% compared to Swedish Match's 2022 shipment volume of 269.2 million cans, reflecting 62.0% growth for ZYN in the U.S. In Scandinavia, shipment volume for nicotine pouches grew by 6.1%.

Shipment volume for snus declined by 13.8% compared to Swedish Match's 2022 shipment volume of 261.0 million cans.

Cigar shipment volume declined by 12.2% compared to Swedish Match's 2022 cigar shipment volume of 1,798.0 million units, primarily due to the impact of industry pricing effects.

Wellness and Healthcare:

The operating results of PMI’s Vectura Fertin Pharma business are reported in the Wellness and Healthcare segment. The business operations of our Wellness and Healthcare segment are evaluated separately from the geographical segments.

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2023	2022	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$306	$271	12.9%	11.8%	$35	$3	$—	$33	$—	$(1)
Operating Income / (Loss)	$(870)	$(258)	-(100)%	-(100)%	$(612)	$(6)	$—	$33	$—	$(639)
Net revenues increased by 12.9%. Net revenues, excluding currency and acquisitions, increased by 11.8%, notably reflecting the higher net revenues for smoking cessation products and select inhalation products.

The operating loss of $870 million in 2023 was primarily due to an impairment charge for goodwill and other intangibles of $680 million in the second quarter, as well as commercial investments and higher administration costs and the amortization of acquired intangibles. The operating loss of $258 million in 2022 included a charge for impairment of other intangible assets of $112 million and the amortization of acquired intangibles.

2022 compared with 2021

As previously disclosed in the Description of Our Company section of this Item 7, in January 2023, we began managing our business in four geographical segments, down from six previously, in addition to our continuing Swedish Match and Wellness and Healthcare segments. The following discussion compares operating results within each of our segments for 2022 with 2021 under this new operating segment structure.

Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$12,869	$13,155	(2.2)%	9.7%	$(286)	$(1,576)	$10	$(122)	$1,402	$—
Operating Income	$5,802	$6,409	(9.5)%	6.6%	$(607)	$(1,029)	$(2)	$(122)	$918	$(372)

Net revenues decreased by 2.2%. Net revenues, excluding currency and acquisitions, increased by 9.7%, reflecting: favorable volume/mix, mainly driven by higher HTU volume and device volume, partly offset by lower cigarette volume, unfavorable HTU mix, and unfavorable cigarette mix; partially offset by an unfavorable pricing variance, mainly due to lower HTU (net) pricing and lower device pricing, partly offset by higher combustible tobacco pricing.

The pricing variance for the full year 2022 was negatively impacted by the supplemental tax surcharge on heated tobacco units in Germany, which went into effect in 2022. The negative impact will continue until a ruling on the legality of the surcharge is issued. It is currently being assessed in court and the obligation to pay the surcharge is temporarily suspended. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results. The accrued liability balance will continue to increase with the continuation of the HTU selling activities and in the case of an unfavorable ruling would negatively impact PMI’s future cash provided by operating activities. A favorable ruling would positively impact future PMI’s operating results.

Operating income decreased by 9.5%. Operating income, excluding currency and acquisitions, increased by 6.6%, primarily reflecting favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume, unfavorable HTU mix, unfavorable cigarette mix and the unfavorable impact on profitability of higher device volume; partially offset by an unfavorable pricing variance; higher manufacturing costs; and higher marketing, administration and research costs (including the unfavorable impact of 2022 charges related to the war in Ukraine of $151 million, 2022 costs associated with the Swedish Match AB offer of $53 million and a favorable comparison versus the prior year period related to asset impairment and exit costs of $72 million).

Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region decreased by 0.4% to 549.6 billion units, primarily driven by:
•Germany, down by 5.1%, primarily reflecting the impact of excise tax-driven price increases and higher cross-border (non-domestic) purchases due to the easing of pandemic-related measures;
•the U.K., down by 13.6%, notably reflecting the impact of increased out-bound tourism compared to the pandemic-affected prior year period; and
•Ukraine, down by 18.3%, due to cigarettes and HTUs;
partly offset by
•Italy, up by 3.4%, mainly reflecting the impact on adult smoker average daily consumption of the easing of pandemic-related measures (particularly in the first half of the year);
•Poland, up by 13.0%, primarily reflecting a lower estimated prevalence of illicit trade, as well as higher border sales (largely due to the easing of pandemic-related measures); and
•Romania, up by 4.2%, mainly reflecting a lower estimated prevalence of illicit trade, as well as higher border sales (largely due to the easing of pandemic-related measures).

Europe Key Data	Full-Year
			Change
	2022	2021	% / pp
PMI Market Share
Cigarettes	31.1%	32.2%	(1.1)
Heated Tobacco Units	7.8%	6.1%	1.7
Total Europe	39.0%	38.3%	0.7
Note: Sum may not foot to total due to roundings

Our Regional market share increased by 0.7 points to 39.0%, with gains in Germany, Italy and Poland, partly offset by declines in France, Spain and Ukraine.

Our total cigarette and HTU shipment volume increased by 1.7% to 216.1 billion units, mainly driven by:
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
partly offset by
•France, down by 8.1%, primarily reflecting a lower total market and a lower market share; and
•Ukraine, down by 30.1%, due to cigarettes and HTUs.

SSEA, CIS & MEA:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$10,467	$9,858	6.2%	10.4%	$609	$(419)	$—	$582	$193	$253
Operating Income	$3,864	$3,295	17.3%	20.3%	$569	$(99)	$—	$582	$(112)	$198

Net revenues increased by 6.2%. Net revenues, excluding currency and acquisitions, increased by 10.4%, notably reflecting; a favorable pricing variance, mainly driven by combustible tobacco pricing; a favorable comparison related to the Saudi Arabia customs assessments of $246 million in 2021, shown in "Cost/Other," and a favorable volume/mix, primarily driven by higher cigarette volume and higher HTU volume.

Operating income increased by 17.3%. Operating income, excluding currency and acquisitions, increased by 20.3%, notably reflecting: a favorable pricing variance; a favorable comparison related to the Saudi Arabia customs assessments in 2021 (as noted above for net revenues); and lower marketing, administration and research costs (including a favorable comparison versus the prior year period related to asset impairment and exit costs of $45 million, partially offset by the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $33 million); partly offset by higher manufacturing costs; and unfavorable volume/mix, mainly due to lower cigarette mix.

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region decreased by 0.2% to 1,564.4 billion units, primarily due to:
•Algeria, down by 16.1%, or by 6.8% excluding the net unfavorable impact of estimated trade inventory movements, primarily reflecting industry supply chain disruptions, as well as the impact of excise tax-driven price increases in the first quarter of 2021;
•Bangladesh, down by 6.2%, primarily reflecting the impact of pandemic-related restrictions on mobility during February 2022, as well as the impact of second-quarter 2022 excise tax-driven price increases;
•the Philippines, down by 4.9%, mainly reflecting the impact of first-quarter 2022 excise tax-driven price increases;
•Russia, down by 3.7%, mainly due to the impact of price increases; and
•Turkey, down by 6.7%, mainly reflecting a higher estimated prevalence of illicit trade, partly offset by the impact on adult smoker average daily consumption of the easing of pandemic-related measures, coupled with increased in-bound tourism;
partly offset by
•India, up by 16.8%, primarily reflecting a favorable comparison versus the prior year, during which pandemic-related restrictions impacted the movement of certain products, including tobacco; and
•Indonesia, up by 3.6%, mainly reflecting the impact on adult smoker consumption of the easing of pandemic-related measures, which drove growth in the tax-advantaged 'below tier one' segment.

Our Regional market share increased by 0.2 points to 22.6%.
Our total cigarette and HTU shipment volume in the Region increased by 0.4% to 353.6 billion units, mainly driven by:
•Egypt, up by 8.2%, primarily reflecting a higher market share driven by cigarettes and HTUs;
•India, up by 73.9%, primarily reflecting a higher market share (driven by geographic expansion) and the higher total market; and
•Indonesia, up by 4.8%, mainly reflecting the higher total market;
partly offset by

•the Philippines, down by 6.3%, mainly reflecting the lower total market; and
•Russia, down by 6.0%, due to cigarettes and HTUs.

EA, AU & PMI DF:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,936	$6,448	(7.9)%	1.9%	$(512)	$(635)	$—	$(24)	$147	$—
Operating Income	$2,424	$2,836	(14.5)%	(1.3)%	$(412)	$(376)	$—	$(24)	$(170)	$158

Net revenues decreased by 7.9%. Net revenues, excluding currency and acquisitions, increased by 1.9%, reflecting: favorable volume/mix, mainly driven by higher cigarette volume, higher HTU volume and higher device volume, partly offset by unfavorable device mix and unfavorable cigarette mix; partially offset by an unfavorable pricing comparison.

Operating income decreased by 14.5%. Operating income, excluding currency and acquisitions, decreased by 1.3%, mainly reflecting: unfavorable volume/mix, primarily due to unfavorable HTU mix, unfavorable cigarette mix and unfavorable device mix, partly offset by higher cigarette volume; higher manufacturing costs; and an unfavorable pricing comparison; partially offset by lower marketing, administration and research costs (including a favorable comparison versus the prior year period related to asset impairment and exit costs of $91 million, partly offset by the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $24 million).

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region, excluding China, increased by 1.3% to 316.4 billion units, mainly driven by:
•International Duty Free, up by 41.0%, primarily reflecting the impact of reduced government travel restrictions and increased passenger traffic in certain geographies;
partly offset by
•Japan, down by 1.5%, primarily reflecting the impact of the October 2021 excise tax-driven price increases.

Our Regional market share, excluding China, increased by 1.1 points to 28.7%.

Our total cigarette and HTU shipment volume increased by 5.3% to 94.9 billion units, mainly driven by:
•PMI Duty Free, up by 61.3%, or by 43.5% excluding the net favorable impact of estimated distributor inventory movements (primarily due to cigarettes), reflecting the higher total market and a higher market share; and
•Japan, up by 0.6%, or by 3.9% excluding the net unfavorable impact of estimated distributor inventory movements (primarily due to HTUs), reflecting a higher market share, partly offset by the lower total market;
partly offset by
•Australia, down by 5.1%, mainly reflecting a lower total market, partly offset by a higher market share; and
•South Korea, down by 1.6%, primarily reflecting a lower market share.

Americas:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2022	2021	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,903	$1,843	3.3%	4.1%	$60	$(15)	$—	$102	$(23)	$(4)
Operating Income	$436	$487	(10.5)%	(8.2)%	$(51)	$(11)	$—	$102	$(6)	$(136)

Net revenues increased by 3.3%. Net revenues, excluding currency and acquisitions, increased by 4.1%, primarily reflecting: a favorable pricing variance, driven by combustible tobacco pricing; partly offset by unfavorable volume/mix, mainly due to unfavorable cigarette mix.

Operating income decreased by 10.5%. Operating income, excluding currency and acquisitions, decreased by 8.2%, mainly reflecting: higher marketing, administration and research costs (including the unfavorable impact of 2022 costs associated with the Swedish Match AB offer of $5 million and a favorable comparison versus the prior year period related to asset impairment and exit costs of $8 million); and higher manufacturing costs; partly offset by a favorable pricing variance. Volume/mix was slightly unfavorable, mainly due to unfavorable cigarette mix, largely offset by higher cigarette volume.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

The estimated total market for cigarettes and HTUs in the Region, excluding the U.S., increased by 1.8% to 191.1 billion units, primarily driven by:
•Brazil, up by 7.6%, primarily reflecting a lower estimated prevalence of illicit trade;
partly offset by
•Canada, down by 12.8%, notably reflecting the impact of price increases and out-switching from cigarettes to e-vapor products.

Our Regional market share, excluding the U.S., increased by 0.3 points to 34.8%.

Our total cigarette and HTU shipment volume increased by 2.1% to 66.5 billion units, mainly driven by:
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
Net revenues increased over 100%. Net revenues, excluding currency and acquisitions, decreased by 7.9%, primarily reflecting lower product supply revenues and lower royalties.

The operating loss of $258 million in 2022 included $171 million of amortization and impairment of intangibles. The remaining operating loss in 2022 of $87 million mainly reflected investments in research and development, as well as expenses related to employee retention programs.

Financial Review

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net cash provided by operating activities	$9,204	$10,803	$11,967
Net cash used in investing activities	(3,598)	(15,679)	(2,358)
Net cash provided by (used in) financing activities	(5,582)	3,806	(11,977)

2023 compared with 2022

•Net Cash Provided by Operating Activities

Net cash provided by operating activities of $9.2 billion for the year ended December 31, 2023 decreased by $1.6 billion from the comparable 2022 period. Excluding unfavorable currency movements of $1.3 billion, the unfavorable variance of $0.3 billion was due primarily to higher working capital requirements of $1.2 billion, partly offset by higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense and goodwill and other intangible impairment charges.

The unfavorable currency movements primarily related to the currency impact on net earnings and represented the fluctuations of the U.S. dollar, especially against the Argentine peso, Egyptian pound, Japanese yen, Russian ruble and Swiss franc, partly offset by the Euro.

The higher working capital requirements in 2023 as compared with 2022 were primarily due to less cash provided by accrued liabilities and other current assets, net of positive cash movements in inventories, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and timing of the corresponding excise tax payments, and more cash used in accounts payable, which primarily reflects the 2023 payment for higher IQOS ILUMA device purchases in the fourth quarter of 2022 to meet the needs of ILUMA launches. Working capital requirements were also negatively impacted by the higher cost of tobacco leaf and other direct materials due to inflationary pressures (for further details, see “Impact of Inflation on Our Business and Mitigation Efforts” section of this Item 7), as well as tactical stock increases for certain direct materials. These increases in the working capital requirements were partly offset by more cash provided by accounts receivable mainly reflecting the timing of sales and cash collections, as well as higher usage of our factoring arrangements to sell trade receivables. For further detail on our factoring arrangements, see Item 8, Note 19. Sale of Accounts Receivable.

For the full year 2024, we currently expect net cash provided by operating activities of $10 billion to $11 billion at prevailing exchange rates, subject to year-end working capital requirements.

•Net Cash Used in Investing Activities

Net cash used in investing activities of $3.6 billion for the year ended December 31, 2023, decreased by $12.1 billion from the comparable 2022 period. This decrease in cash used was primarily due to the $14.0 billion of cash used in 2022 for the Swedish Match acquisition, net of acquired cash. This was partially offset by the higher second installment of $1,775 million (including interest) paid to Altria Group, Inc. ($773 million) for PMI to reacquire the IQOS commercialization rights in the U.S., and the unfavorable movements of $944 million in net investment hedges, which was principally related to changes in exchange rates between the Euro and the U.S. dollar, and higher capital expenditures. For further detail on our cash payments to Altria Group, Inc. and derivatives designated as net investment hedges, see Item 8, Note 3. Acquisitions and Note 16. Financial Instruments, and the "Business Environment" section of this Item 7.

Our capital expenditures were $1.3 billion in 2023 and $1.1 billion in 2022. The 2023 expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2024 of approximately $1.2 billion, partly reflecting investments in ZYN capacity in the U.S.

•Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities of $5.6 billion for the year ended December 31, 2023, increased by $9.4 billion compared with net cash provided by financing activities of $3.8 billion for the year ended December 31, 2022. The change was primarily due to net borrowings of $9.9 billion under credit facilities related to the Swedish Match acquisition in 2022, coupled with the repayment on the related bridge facility in 2023. This was partly offset by higher long-term debt issuances in 2023, a favorable comparison resulting from transactions with noncontrolling interests related to our Turkish subsidiaries (sale of noncontrolling stakes in 2023 compared to purchase of such stakes in 2022) and lower payments in 2023 to acquire remaining issued and outstanding shares in Swedish Match. For further details on the transactions with noncontrolling interests in our Turkish subsidiaries and our purchase of remaining Swedish Match shares, see Item 8, Note 3. Acquisitions.

Dividends paid in 2023 and 2022 were $8.0 billion and $7.8 billion, respectively.

2022 compared with 2021

For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2022, with the year ended December 31, 2021, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Review in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the U.S. Securities and Exchange Commission on February 10, 2023. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2023.

•Debt and Liquidity

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are predominantly held with institutions that have investment-grade long-term credit rating. As part of our cash management strategy and in order to manage counterparty exposure, we also enter into reverse repurchase agreements. Such agreements are collateralized with government or corporate securities held by a custodial bank and, at maturity, cash is paid back to PMI, and the collateral is returned to the bank. For 2022, the activities for such reverse repurchase agreements were not material. For 2023, we did not enter into such reverse repurchase agreements.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At February 8, 2024, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Negative

Revolving Credit Facilities – On January 24, 2024, we entered into an agreement to extend the term of our 364-day committed revolving credit facility in the amount of $1.7 billion from January 30, 2024, to January 28, 2025.

At February 8, 2024, our committed revolving credit facilities were as follows:

Type (in billions)	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 28, 2025	$1.7
Multi-year revolving credit, expiring February 10, 2026(1)	2.0
Multi-year revolving credit, expiring September 29, 2026(2) (3)	2.5
Total facilities	$6.2
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

At February 8, 2024, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.7 billion at December 31, 2023 and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $283 million at December 31, 2023, and $295 million at December 31, 2022.

Credit Facilities related to the Financing of the Swedish Match Acquisition – In connection with PMI’s all-cash recommended public offer to the shareholders of Swedish Match, on May 11, 2022, PMI entered into a credit agreement relating to a 364-day senior unsecured bridge facility. The facility provided for borrowings up to an aggregate principal amount of $17 billion, expiring 364 days after the occurrence of certain events unless extended. On June 23, 2022, PMI entered into a €5.5 billion (approximately $5.8 billion at the date of signing) senior unsecured term loan credit agreement consisting of a €3.0 billion (approximately $3.2 billion at the date of signing) tranche expiring three years after the occurrence of certain events and a €2.5 billion (approximately $2.6 billion at the date of signing) tranche expiring on June 23, 2027. In connection with the term loan facility, the aggregate principal amount of commitments under the 364-day senior unsecured bridge facility was reduced from $17 billion to $11 billion. On November 11, 2022, PMI acquired a controlling interest of 85.87% of the total issued shares in Swedish Match and acquired 94.81% of its outstanding shares as of December 31, 2022. In accordance with the Swedish Companies Act, PMI subsequently exercised its right to compulsorily redeem the remaining shares for which acceptances were not received and obtained legal title to 100% of the shares in Swedish Match on February 17, 2023.

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

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of December 31, 2023 and 2022, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details, see Item 8, Note 3. Acquisitions to our consolidated financial statements.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2023, we had $1.7 billion of commercial paper outstanding. At December 31, 2022, we had $0.9 billion of commercial paper outstanding. The average commercial paper balance outstanding during 2023 and 2022 was $3.6 billion and $3.1 billion, respectively.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management, we sell trade receivables to unaffiliated financial institutions. For further details, see Item 8, Note 19. Sale of Accounts Receivable to our consolidated financial statements.

Supply Chain Financing – We engage with unaffiliated global financial institutions that offer a voluntary supply chain financing program to some of our suppliers. For further details, see Item 8, Note 22. Supply Chain Financing to our consolidated financial statements.

Debt – Our total debt was $47.9 billion at December 31, 2023, and $43.1 billion at December 31, 2022. Our total debt is primarily fixed rate in nature. The weighted-average all-in financing cost of our total debt was 3.3% in 2023 and 2.5% in 2022. For further details, including the fair value of our debt, see Item 8, Note 8. Indebtedness. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Our debt issuances in 2023 were as follows:

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

On February 17, 2023, PMI applied a portion of the net proceeds of the debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. PMI used a portion of the May 2023 net proceeds to pay the remaining cash consideration due in accordance with the terms of its agreement with Altria. For further details on PMI's agreement with Altria, see Item 8, Note 3. Acquisitions and the "Business Environment" section of this Item 7. The remaining net proceeds of the February and May 2023 offerings, as well as the September 2023 offering have been used for general corporate purposes.

The weighted-average time to maturity of our long-term debt was approximately 7 years at the end of 2023 and 8 years at the end of 2022.

Cash Requirements – At December 31, 2023, our material short-term and long-term cash requirements for various contractual obligations and commitments primarily consisted of the following:
•principal payments related to long-term debt and the associated interest payments. For further details, see Item 8, Note 8. Indebtedness to our consolidated financial statements;
•accounts payable and accrued liabilities on our consolidated balance sheet (primarily short-term in nature);
•purchase obligations for inventory and production costs to be utilized in the normal course of business such as raw materials, electronic devices, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution, as well as capital expenditures. These purchase obligations are expected to be approximately $3.7 billion in 2024 and approximately $1.0 billion for years beyond;
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

Guarantees – At December 31, 2023, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity. In October 2020, we guaranteed an obligation for a then equity method investee that was subsequently divested in 2022. For further details, see Item 8, Note 18. Contingencies to our consolidated financial statements.

Swedish Match Notes Consent Solicitation and PMI Guarantee – On June 15, 2023, our wholly owned subsidiary, Swedish Match AB ("Swedish Match"), initiated a public consent solicitation of eligible holders of certain outstanding series of its notes to amend certain terms and conditions of these respective notes. The eligible noteholders provided the requisite irrevocable consent instructions voting in favor of the amendments, which were subsequently passed by way of extraordinary resolution at the noteholders’ meeting held on July 28, 2023. As a result of the passage of the extraordinary resolution, Philip Morris International Inc. entered into a guarantee, which guarantees unconditionally and irrevocably to the noteholders the punctual payment when due, whether at stated maturity, by acceleration or otherwise, of the principal, premium, if any, and interest on the notes.

Equity and Dividends

We discuss our stock awards as of December 31, 2023, in Item 8, Note 10. Stock Plans to our consolidated financial statements.

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

On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. Prior to the suspension of the program, we made no share repurchases during the second quarter of 2022. We did not make any share repurchases in 2023 and we do not currently anticipate restarting our share repurchase program during 2024.

Dividends paid in 2023 were $8.0 billion. During the third quarter of 2023, our Board of Directors approved a 2.4% increase in the quarterly dividend to $1.30 per common share. As a result, the present annualized dividend rate is $5.20 per common share.

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

Value at Risk - We use a value at risk computation to estimate the potential one-day loss in the fair value of our interest-rate-sensitive and foreign currency price-sensitive derivative financial instruments, representing the majority of our derivative financial instruments exposure. This computation includes our debt and foreign currency forwards, swaps and options. Anticipated transactions, foreign currency trade payables and receivables, and net investments in foreign subsidiaries, which the foregoing instruments are intended to hedge, were excluded from the computation.

The computation estimates were made assuming normal market conditions, using a 95% confidence interval and a one-day holding period using a "parametric delta-gamma" approximation technique to determine the observed interrelationships between movements in interest rates and various currencies and in calculating the risk of the underlying positions in the portfolio. These interrelationships were determined by observing interest rate and forward currency rate movements primarily over the preceding quarter for determining value at risk at December 31, 2023 and 2022, and primarily over each of the four preceding quarters for the calculation of average, high and low value at risk amounts during each year.

	Fair Value Impact
(in millions)	At December 31, 2023	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$77	$74	$82	$66

Interest rates	$297	$332	$505	$219

	Fair Value Impact
(in millions)	At December 31, 2022	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$33	$55	$73	$33

Interest rates	$233	$253	$317	$195

The significant year-over-year increase in "average" and "high" impact on the value at risk computation above was primarily due to trends in foreign currency and interest rate exposures.

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

Item 8.Financial Statements and Supplementary Data.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2023	2022	2021
Net revenues 1 & 2 (Notes 6 & 13)	$35,174	$31,762	$31,405
Cost of sales [3] (Notes 4 & 5)	12,893	11,402	10,030
Gross profit	22,281	20,360	21,375
Marketing, administration and research costs [4] (Notes 3, 4, 5, 13, 18 & 20)	10,060	8,114	8,400
Impairment of goodwill (Note 5)	665	—	—
Operating income	11,556	12,246	12,975
Interest expense, net (Note 15)	1,061	588	628
Pension and other employee benefit costs (Note 14)	45	24	115
Earnings before income taxes	10,450	11,634	12,232
Provision for income taxes (Note 12)	2,339	2,244	2,671
Equity investments and securities (income)/loss, net	(157)	(137)	(149)
Net earnings	8,268	9,527	9,710
Net earnings attributable to noncontrolling interests	455	479	601
Net earnings attributable to PMI	$7,813	$9,048	$9,109
Per share data (Note 11):
Basic earnings per share	$5.02	$5.82	$5.83
Diluted earnings per share	$5.02	$5.81	$5.83

(1) Includes net revenues from related parties of $3,553 million, $3,658 million and $3,330 million for the years ended December 31, 2023, 2022 and 2021, respectively
(2) Net of excise tax on products of $49,404 million, $48,958 million and $50,818 million for the years ended December 31, 2023, 2022 and 2021, respectively
(3) Includes an impairment charge for other intangibles of $112 million for the year ended December 31, 2022. For further details, see Note 5. Goodwill and Other Intangible Assets, net
(4) Includes an impairment charge for other intangibles of $15 million and a charge of $204 million for the South Korea indirect tax charge for the year ended December 31, 2023. For further details, see Note 5. Goodwill and Other Intangible Assets, net and Note 18. Contingencies

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2023	2022	2021
Net earnings	$8,268	$9,527	$9,710
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $156 in 2023, $(169) in 2022 and $(58) in 2021	(1,643)	(1,268)	58
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2023, 2022 and 2021	12	—	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $182 in 2023, $(132) in 2022 and $(210) in 2021	(861)	843	1,055
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(28) in 2023, $(49) in 2022 and $(72) in 2021	87	217	323
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(30) in 2023, $(99) in 2022 and $(20) in 2021	195	481	124
(Gains) losses transferred to earnings, net of income taxes of $32 in 2023, $35 in 2022 and $7 in 2021	(220)	(219)	(35)
Total other comprehensive earnings (losses)	(2,430)	54	1,525
Total comprehensive earnings	5,838	9,581	11,235
Less comprehensive earnings attributable to:
Noncontrolling interests	281	515	522
Comprehensive earnings attributable to PMI	$5,557	$9,066	$10,713

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2023	2022
Assets
Cash and cash equivalents	$3,060	$3,207
Trade receivables (less allowances of $79 in 2023 and $42 in 2022) (1)	3,461	3,850
Other receivables (less allowances of $35 in 2023 and $32 in 2022)	930	906
Inventories:
Leaf tobacco	1,942	1,674
Other raw materials	2,293	2,028
Finished product	6,539	6,184
	10,774	9,886
Other current assets (Note 3)	1,530	1,770
Total current assets	19,755	19,619
Property, plant and equipment, at cost:
Land and land improvements	550	545
Buildings and building equipment	4,617	4,291
Machinery and equipment	10,713	9,549
Construction in progress	1,200	1,058
	17,080	15,443
Less: accumulated depreciation	9,564	8,733
	7,516	6,710
Goodwill (Note 5)	16,779	19,655
Other intangible assets, net (Note 5)	9,864	6,732
Equity investments (Note 6)	4,929	4,431
Deferred income taxes	814	603
Other assets (less allowances of $25 in 2023 and $20 in 2022) (Note 3)	5,647	3,931
Total Assets	$65,304	$61,681

(1) Includes trade receivables from related parties of $710 million and $688 million as of December 31, 2023, and 2022, respectively. For further details, see Note 6. Related Parties - Equity Investments and Other.

See notes to consolidated financial statements.

at December 31,	2023	2022
Liabilities
Short-term borrowings (Note 8)	$1,968	$5,637
Current portion of long-term debt (Note 8)	4,698	2,611
Accounts payable	4,143	4,076
Accrued liabilities:
Marketing and selling	862	695
Taxes, except income taxes	7,514	7,440
Employment costs	1,262	1,168
Dividends payable	2,041	1,990
Other	2,737	2,679
Income taxes	1,158	1,040
Total current liabilities	26,383	27,336
Long-term debt (Note 8)	41,243	34,875
Deferred income taxes	2,335	1,956
Employment costs	3,046	1,984
Income taxes and other liabilities (Note 12)	1,743	1,841
Total liabilities	74,750	67,992
Contingencies (Note 18)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2023 and 2022) (Note 9)	—	—
Additional paid-in capital	2,285	2,230
Earnings reinvested in the business	34,090	34,289
Accumulated other comprehensive losses (Note 17)	(11,815)	(9,559)
	24,560	26,960
Less: cost of repurchased stock (556,891,800 and 559,098,620 shares in 2023 and 2022, respectively)	35,785	35,917
Total PMI stockholders’ deficit	(11,225)	(8,957)
Noncontrolling interests	1,779	2,646
Total stockholders’ deficit	(9,446)	(6,311)
Total Liabilities and Stockholders’ (Deficit) Equity	$65,304	$61,681

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2023	2022	2021
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$8,268	$9,527	$9,710
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	1,398	1,077	998
Impairment of goodwill and other intangibles (Note 5)	680	112	—
Deferred income tax (benefit) provision	(330)	(234)	(17)
Asset impairment and exit costs, net of cash paid (Note 20)	30	(93)	(22)
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	314	(871)	(198)
Inventories	(862)	(1,287)	549
Accounts payable	(288)	719	653
Accrued liabilities and other current assets	(232)	1,862	623
Income taxes	(232)	(261)	(260)
Pension plan contributions, net of refunds (Note 14)	(21)	3	(269)
Other	479	249	200
Net cash provided by operating activities	9,204	10,803	11,967
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,321)	(1,077)	(748)
Acquisition of Swedish Match AB, net of acquired cash (Note 3)	—	(13,976)	—
Other acquisitions, net of acquired cash (Note 3)	—	—	(2,111)
Altria Group, Inc. agreement (Note 3)	(1,775)	(1,002)	—
Equity investments	(111)	(20)	(34)
Net investment hedges and other derivatives (Note 16)	(660)	284	466
Other	269	112	69
Net cash used in investing activities	(3,598)	(15,679)	(2,358)
(1) Includes amounts from related parties of $(154) million, $(166) million and $(149) million in 2023, 2022 and 2021, respectively

See notes to consolidated financial statements.

for the years ended December 31,	2023	2022	2021
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$530	$876	$—
Issuances - maturities longer than 90 days	1,366	934	—
Repayments - maturities longer than 90 days	(1,172)	(795)	—
Borrowings under credit facilities related to Swedish Match AB acquisition	—	13,920	—
Repayments under credit facilities related to Swedish Match AB acquisition	(4,430)	(4,000)	—
Long-term debt proceeds	9,959	5,965	—
Long-term debt repaid	(2,551)	(2,724)	(3,042)
Repurchases of common stock	—	(209)	(775)
Dividends paid	(7,964)	(7,812)	(7,580)
Payments to acquire Swedish Match AB noncontrolling interests (Note 3)	(883)	(1,495)	—
Payments to noncontrolling interests and Other (Note 3)	(437)	(854)	(580)
Net cash provided by (used in) financing activities	(5,582)	3,806	(11,977)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95)	(213)	(417)
Cash, cash equivalents and restricted cash(1):
Increase (Decrease)	(71)	(1,283)	(2,785)
Balance at beginning of year	3,217	4,500	7,285
Balance at end of year	$3,146	$3,217	$4,500

Cash Paid:
Interest	$1,342	$717	$716
Income taxes	$2,952	$2,751	$2,936

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $86 million, $10 million and $4 million as of December 31, 2023, 2022 and 2021, respectively, which were included in other current assets in the consolidated balance sheets.

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2021	$—	$2,105	$31,638	$(11,181)	$(35,129)	$1,936	$(10,631)
Net earnings			9,109			601	9,710
Other comprehensive earnings (losses), net of income taxes				1,604		(79)	1,525
Issuance of stock awards (Note 10)		119			78		197
Dividends declared ($4.90 per share)			(7,665)				(7,665)
Dividends paid to noncontrolling interests						(560)	(560)
Common stock repurchased					(785)		(785)
Other		1				—	1
Balances, December 31, 2021	—	2,225	33,082	(9,577)	(35,836)	1,898	(8,208)
Net earnings			9,048			479	9,527
Other comprehensive earnings (losses), net of income taxes				189		(135)	54
Issuance of stock awards (Note 10)		37			118		155
Dividends declared ($5.04 per share)			(7,841)				(7,841)
Dividends paid to noncontrolling interests						(472)	(472)
Common stock repurchased					(199)		(199)
Acquisitions (Note 3)						2,379	2,379
Purchases of shares from noncontrolling interests (Note 3)		(32)		(171)		(1,503)	(1,706)
Balances, December 31, 2022	—	2,230	34,289	(9,559)	(35,917)	2,646	(6,311)
Net earnings			7,813			455	8,268
Other comprehensive earnings (losses), net of income taxes				(2,436)		6	(2,430)
Issuance of stock awards (Note 10)		61			132		193
Dividends declared ($5.14 per share)			(8,012)				(8,012)
Dividends paid to noncontrolling interests						(497)	(497)
Sale (purchases) of subsidiary shares to/(from) noncontrolling interests (Note 3)		(6)		180		(831)	(657)
Balances, December 31, 2023	$—	$2,285	$34,090	$(11,815)	$(35,785)	$1,779	$(9,446)

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

Certain prior years' amounts have been reclassified to conform with the current year's presentation. As a result of the new regional structure discussed above, certain goodwill amounts under the former six geographical segments were reallocated to the four geographical segments under the new structure. For further details, see Note 5. Goodwill and Other Intangible Assets, net. These reclassifications did not impact PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

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

Depreciation and Amortization

Property, plant and equipment are stated at historical cost and depreciated primarily using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated primarily over periods ranging from 3 to 15 years, and buildings and building improvements primarily over periods up to 40 years.

Definite-lived intangible assets are amortized over their useful lives. For further details, see Note 5. Goodwill and Other Intangible Assets, net.

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

Foreign currency translation

PMI translates the results of operations of its subsidiaries and affiliates, except those operating in highly inflationary economies, using average exchange rates during each period, whereas balance sheet accounts are translated using exchange rates at the end of each period. Currency translation adjustments are recorded as a component of stockholders’ (deficit) equity. In addition, some of PMI’s subsidiaries have assets and liabilities denominated in currencies other than their functional currencies, and to the extent those are not designated as net investment hedges, these assets and liabilities generate transaction gains and losses when translated into their respective functional currencies.

PMI applies highly inflationary accounting if the cumulative inflation rate in an economy for a three-year period meets or exceeds 100%. Subsidiaries operating in highly inflationary economies use the U.S. dollar as the functional currency. Monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date while non-monetary assets and liabilities are translated at historical exchange rates. Exchange gains and losses resulting from remeasurement adjustments are recorded within marketing, administration and research costs in the consolidated statements of earnings.

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

Inventories

Inventories are stated at the lower of cost or net realizable value. The first-in, first-out and average cost methods are used to cost substantially all inventories. It is a generally recognized industry practice to classify leaf tobacco inventory as a current asset, although part of such inventory, because of the duration of the aging process, ordinarily would not be utilized within one year.

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

In accordance with the Swedish Companies Act, PMI subsequently exercised its right to initiate arbitral proceedings to compulsorily redeem the remaining shares for which acceptances were not received and obtained legal title to 100% of the shares in Swedish Match on February 17, 2023. Cash paid in connection with such legal title, together with an immaterial amount attributable to open market purchases that were executed in December 2022 but settled in January 2023, amounted to $883 million and was included in financing activities in the consolidated statements of cash flows for the year ended December 31, 2023. While PMI paid the referenced amounts and acquired legal title to the shares, under the Swedish Companies Act the redemption process was not complete until the final redemption price was determined by an arbitral tribunal. On September 12, 2023, the arbitral tribunal determined the final redemption price to be Swedish krona (SEK) 115.07, unchanged from the SEK 115.07 that PMI paid per share in connection with obtaining legal title to the shares. This process was completed in the fourth quarter of 2023 when the opportunity to appeal the arbitral tribunal determination ended.

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

In November 2023, PMI finalized all measurement period adjustments related to the Swedish Match acquisition. The table below summarizes the final purchase price allocation for the fair value of assets acquired and liabilities assumed as of the acquisition date:

(in millions)	Preliminary Purchase Price Allocation Recognized as of the acquisition date	Measurement Period Adjustments during 2023	Final Purchase Price Allocation Recognized as of the acquisition date
Cash and cash equivalents	$484	$—	$484
Trade receivables	135	—	135
Other receivables	53	—	53
Inventories	444	(7)	437
Other current assets	524	(109)	415
Property, plant and equipment	627	50	677
Other intangible assets	4,512	3,356	7,868
Other non-current assets	214	2	216
Current portion of long-term debt	224	—	224
Accounts payable	120	—	120
Other current liabilities	531	1	532
Income taxes	14	—	14
Long-term debt	1,126	(5)	1,121
Deferred income taxes	1,253	717	1,970
Other non-current liabilities	187	9	196
Identifiable net assets acquired	3,538	2,570	6,108
Noncontrolling interest	2,379	—	2,379
Goodwill	13,301	(2,570)	10,731
Total consideration transferred	$14,460	$—	$14,460

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

Identifiable intangible assets of Swedish Match consist of:

	Type	Useful Life	Estimated Fair Value (in millions)
Trademarks	Non-amortizable		$3,133
Trademarks	Amortizable	20 - 30 years	1,067
Developed technology, including patents		10 years	113
Customer relationships		6 - 15 years	3,555
Total identifiable intangible assets			$7,868

The significant assumptions used in determining the fair values of the identifiable intangible assets included royalty rates, revenue growth rates, profit margins, customer attrition rates and discount rates.

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

Under the EU Merger Regulation, approval by the European Commission of PMI's acquisition of Swedish Match was conditional on PMHH's divestiture of Swedish Match's subsidiary, SMD Logistics AB ("SMDL"), following the completion of the offer to tender all shares in Swedish Match to PMHH. As a result, these assets were accounted for as assets held for sale and included within other current assets and other accrued liabilities in PMI’s consolidated balance sheets at March 31, 2023 and December 31, 2022. PMI subsequently sold SMDL on June 30, 2023 and the transaction did not have a material impact on the consolidated statements of earnings for the year ended December 31, 2023.

The unaudited pro forma combined financial information was prepared using the acquisition method of accounting and was based on the historical financial information of PMI and Swedish Match. In order to reflect the occurrence of the acquisition on January 1, 2021, as required, the unaudited pro forma financial information includes adjustments to reflect the following:

•incremental amortization expense to be incurred based on the current fair values of the identifiable intangible assets acquired;
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

The unaudited pro forma financial information is as follows:

	For the Years Ended December 31,
(in millions)	2022	2021
Net revenues	$33,579	$33,488
Net earnings attributable to PMI	$8,779	$8,484

AG Snus - On May 6, 2021, PMI acquired 100% of AG Snus Aktieselskab ("AG Snus"), a company based in Denmark, and its Swedish subsidiary Tobacco House of Sweden AB fully owned by AG Snus, which operates in the oral tobacco (i.e. snus) and modern oral (i.e. nicotine pouches) product categories. The purchase price was $28 million in cash, net of cash acquired, with additional contingent payments of up to $10 million, primarily relating to product development and performance targets over a less than two-year period. In the fourth quarter of 2022, the additional contingent payment was settled for $9 million. The operating results of AG Snus are included in the Europe segment, and were not material.

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

Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. ("Altria") to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024, PMI will hold the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of $2.7 billion, with $1.0 billion paid at the inception of the agreement and the remaining $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)), to be paid by July 2023 at the latest. The cash consideration paid at the inception of the agreement of $1.0 billion has been accounted for within other assets in PMI’s consolidated balance sheets as of December 31, 2023 and 2022. The remaining consideration of $1.7 billion plus interest was paid to Altria on July 14, 2023 and has been accounted for within other assets in PMI's consolidated balance sheets as of December 31, 2023. PMI will finalize the accounting for this transaction by assigning the consideration to the respective assets in May 2024, when PMI can exercise its ability to commercialize IQOS in the U.S. For further details on PMI's agreement with Altria, see Note 18. Contingencies.

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

As previously discussed in Note 1. Background and Basis of Presentation on March 31, 2022, PMI launched a Wellness and Healthcare business, Vectura Fertin Pharma, which consolidated Fertin Pharma, Vectura and OtiTopic, Inc. into one operating segment.

Note 4.

War in Ukraine:

Since the onset of the war in Ukraine in February 2022, PMI's main priority has been the safety and security of its employees and their families in the country.

Ukraine

PMI temporarily suspended its commercial and manufacturing operations in Ukraine, including the closing of its factory in Kharkiv at the end of February 2022, in order to preserve the safety of its employees. PMI subsequently resumed some retail activities where safety allowed, in order to provide product availability and service to adult consumers, and began to supply the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at the factory in Kharkiv remains suspended. PMI is not aware of any major damage to its production facilities, inventories or other assets in Ukraine. On June 20, 2023, PMI announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. In the fourth quarter of 2023, as a result of the completion of certain preparatory work for this new production facility, PMI recorded impairment of certain long-lived assets. As of December 31, 2023, PMI’s Ukrainian operations had approximately $446 million in total assets, excluding intercompany balances. These total assets included $82 million and $304 million in receivables and inventories, respectively.

Russia

PMI has suspended its planned investments in the Russian Federation including all new product launches and commercial, innovation, and manufacturing investments. PMI has also taken steps to scale down its manufacturing operations in Russia amid ongoing supply chain disruptions and the evolving regulatory environment. PMI is continuously assessing the evolving situation in Russia, including recent regulatory constraints in the market that entail very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. As a result of PMI continuing operations within Russia as of December 31, 2023, it has not recorded an impairment of long-lived and other assets. However, PMI recorded specific asset write downs in 2022 as referred to in the table below. PMI’s Russian operations as of December 31, 2023 had approximately $2.7 billion in total assets, excluding intercompany balances. These total assets included $773 million, $494 million, $948 million, $261 million and $167 million in cash (primarily held in local currency), receivables, inventories, property, plant and equipment and goodwill, respectively. In addition, there was approximately $1,182 million of cumulative foreign currency translation losses reflected in accumulated other comprehensive losses in the consolidated statement of stockholders’ equity as of December 31, 2023.

For the years ended December 31, 2023 and 2022, PMI recorded in its consolidated statements of earnings pre-tax charges related to circumstances driven by the war as follows:

(in millions)	2023			2022
	Cost of sales	Marketing, administration and research costs	Total	Cost of sales	Marketing, administration and research costs	Total
Ukraine [1]	$15	$38	$53	$42	$36	$78
Russia [2]	—	—	—	20	53	73
Total	$15	$38	$53	$62	$89	$151
1 The 2023 pre-tax charges were primarily due to the cost of PMI’s humanitarian efforts, which includes salary continuation for its employees, severance payments, as well as an impairment of certain long-lived assets in the fourth quarter of 2023. The 2022 pre-tax charges were primarily due to an inventory write-down, additional allowance for receivables and the cost of PMI’s humanitarian efforts, which includes salary continuation for its employees.
2 The 2022 pre-tax charges were primarily due to machinery and inventory write downs related to the commercial decisions noted above.

PMI will continue to monitor the situation as it evolves and will determine if further charges are needed.

Note 5.

Goodwill and Other Intangible Assets, net:

2023 Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2023, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. Based on this review, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $665 million in the consolidated statements of earnings for the year ended December 31, 2023, reflecting the impact of reduced estimated future cash flows, which were primarily attributable to clinical trial results that became available in June 2023 for an inhalable aspirin product being developed by the Wellness and Healthcare business. While it was observed that the experimental product had a rapid onset of effect, which is the key medical advantage sought, there was significant variability in inhaled dose among subjects. The study was therefore deemed unsuccessful and, as a result, product design improvements are required. PMI had planned to file a new drug application for this product with the U.S. Food and Drug Administration later this year. However, additional time is now required to evaluate design improvements and the corresponding less certain outcome. The cash flow estimates were also adversely impacted by slower-than-anticipated development of the contract development and manufacturing organization ("CDMO") business, including challenges associated with increased cost related to certain key products. The goodwill impairment charge is not deductible for income tax purposes. Additionally, as a result of the impairment test of non-amortizable intangible assets, PMI recorded a pre-tax impairment charge of $15 million for an in-process research and development project related to one of PMI's 2021 acquisitions. This pre-tax impairment charge of $15 million was recorded within marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2023.

The Wellness and Healthcare reporting unit's fair value was determined using the discounted cash flow model. PMI will continue to monitor this reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals or other market factors could result in additional future goodwill and other intangible asset impairments. Certain Wellness and Healthcare products include components or gases which may be subject to enhanced regulations that could impact the related product development and market strategies. This may also lead to supply disruptions that could result in additional future impairments.

While PMI’s remaining reporting units have fair values substantially in excess of their carrying values, there are still risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information see Note 4. War in Ukraine. PMI performed a quantitative impairment assessment for all of its reporting units and non-amortizable intangible assets with the exception of the Swedish Match segment. As the purchase price allocation for the acquisition of Swedish Match was preliminary at that time of the annual review, PMI performed a qualitative impairment assessment and concluded that it was not more likely than not that the fair value of the Swedish Match reporting units and its non-amortizable intangible assets were less than the respective carrying amounts.

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI DF	Americas	Swedish Match	Wellness & Healthcare	Total
Balances at January 1, 2022	$1,455	$3,143	$540	$611	$—	$931	$6,680
Changes due to:
Acquisitions	—	—	—	—	13,301	—	13,301
Currency	(85)	(274)	(47)	4	(5)	(109)	(516)
Other	—	—	—	—	—	190	190
Balances, December 31, 2022	1,370	2,869	493	615	13,296	1,012	19,655
Changes due to:
Impairment	—	—	—	—	—	(665)	(665)
Currency	69	8	(1)	89	151	43	359
Measurement period adjustments	—	—	—	—	(2,570)	—	(2,570)
Balances, December 31, 2023	$1,439	$2,877	$492	$704	$10,877	$390	$16,779

As discussed in Note 1. Background and Basis of Presentation, in January 2023, PMI began managing its business in four geographical segments, Swedish Match segment and Wellness and Healthcare segment. As a result, the January 1, 2022 and December 31, 2022 goodwill balances in the table above included the reclassifications from the former six geographical segments to the four geographical segments under the new structure.

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

The decrease in goodwill in 2023 was primarily due to the measurement period adjustments to the Swedish Match final purchase price allocation (see Note 3, Acquisitions), coupled with the impairment discussed above and partially offset by currency movements.

At December 31, 2023, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB, Fertin Pharma A/S and Vectura Group plc., as well as acquisitions in Greece, Indonesia, Mexico, the Philippines and Serbia.

Other Intangible Assets

Details of other intangible assets were as follows:

		December 31, 2023			December 31, 2022
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,543		$4,543	$3,346		$3,346
Amortizable intangible assets:
Trademarks	16 years	2,267	$784	1,483	2,050	$674	1,376
Developed technology, including patents	7 years	774	329	445	975	243	732
Customer relationships and other	12 years	3,843	450	3,393	1,390	112	1,278
Total other intangible assets		$11,427	$1,563	$9,864	$7,761	$1,029	$6,732
Non-amortizable intangible assets substantially consist of the ZYN trademark and other trademarks related to acquisitions in Indonesia and Mexico. The increase since December 31, 2022 was due to the measurement period adjustments to the Swedish Match final purchase price allocation in the amount of $1,056 million (see Note 3, Acquisitions), coupled with currency movements of $156 million, partially offset by an impairment for an in-process research and development project related to one of PMI's 2021 acquisitions discussed above.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2022, was mainly due to the measurement period adjustments to the Swedish Match final purchase price allocation in the amount of $2,300 million (see Note 3, Acquisitions), coupled with currency movements of $161 million.

The change in the accumulated amortization from December 31, 2022, was mainly due to the 2023 amortization of $497 million, coupled with currency movements of $37 million. The amortization of intangibles for the years ended December 31, 2023 was recorded in cost of sales of $58 million and in marketing, administration and research costs of $439 million on PMI's consolidated statements of earnings.

Amortization expense on a pre-tax basis for each of the next five years is estimated to be approximately $470 million or less, assuming no additional transactions occur that require the amortization of intangible assets. Additionally, the estimated future amortization expense could significantly increase following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. (see Note 3, Acquisitions), the accounting for which will depend on the facts and circumstances effective May 1, 2024, when PMI will hold the full rights.

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

Note 6.

Related Parties - Equity Investments and Other:

Equity Method Investments:

At December 31, 2023 and 2022, PMI had total equity method investments of $1,309 million and $1,000 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2023 and 2022, exceeded our share of the investees' book value by $907 million and $750 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at December 31, 2023 and 2022 of $31 million and $35 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the consolidated statements of earnings. At December 31, 2023 and 2022, PMI received year-to-date dividends from equity method investees of $57 million and $9 million, respectively.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of December 31, 2023 had a carrying value of $385 million. While as of December 31, 2023, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. For more information, see Note 4. War in Ukraine. Additionally, there was approximately $561 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the consolidated statement of stockholders’ equity as of December 31, 2023.

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

Equity securities:

On March 22, 2019, PMI’s wholly owned subsidiary in Canada, Rothmans, Benson & Hedges Inc. (“RBH”) obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act ("CCAA"), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees. The administration of the CCAA process, principally relating to the powers provided to the court under the CCAA and the oversight provided by the court appointed monitor, removes certain elements of control of the business from both PMI and RBH. As a result, PMI determined that it no longer had a controlling financial interest over RBH as defined in ASC 810 (Consolidation), and deconsolidated RBH as of the date of the CCAA filing. For further details, see Note 18, Contingencies.

Since the deconsolidation of RBH on March 22, 2019, PMI has accounted for its continuing investment in RBH in accordance with ASC 321 (Investments-Equity Securities) as an equity security, without readily determinable fair value, and recorded its continuing investment in RBH at fair value of $3,280 million at the date of deconsolidation, within equity investments. Developments in the CCAA process, including resolution through a plan of arrangement or compromise of some or all tobacco-related litigation pending in Canada may have a material adverse impact on the fair value of PMI’s continuing investment in RBH and may result in impairment charges. Transactions between PMI and RBH are considered to be related-party transactions from the date of deconsolidation and are included in the tables below.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $375 million and $326 million for the years ended December 31, 2023 and 2022, respectively. Unrealized pre-tax gains (losses) of $49 million and $43 million ($38 million and $33 million net of tax) on these equity securities were recorded in equity investments and securities (income)/loss, net on the consolidated statements of earnings for the years ended December 31, 2023 and 2022, respectively. For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net revenues:
Megapolis Group	$2,267	$2,485	$2,207
Other	1,286	1,173	1,123
Net revenues (a)	$3,553	$3,658	$3,330

Expenses:
Other	$186	$119	$69
Expenses	$186	$119	$69
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

	At December 31,
(in millions)	2023	2022
Receivables:
Megapolis Group	$474	$478
Other	236	210
Receivables	$710	$688

Payables:
Other	$18	$31
Payables	$18	$31
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 7.

Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At December 31, 2023 and December 31, 2022, these amounts were as follows:

	At December 31,
(in millions)	2023	2022
Balance at beginning of period	$104	$113
Changes due to:
Warranties issued	60	107
Settlements	(83)	(114)
Currency/Other	(1)	(2)
Balance at end of period	$80	$104

Note 8.

Indebtedness:
Short-Term Borrowings
At December 31, 2023 and 2022, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2023		December 31, 2022
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$1,685	5.6%	$912	4.4%
Bank loans	283	8.9	295	7.5
U.S. dollar credit facility borrowings related to Swedish Match AB acquisition	—	—	4,430	4.9
	$1,968		$5,637
Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at December 31, 2023 and 2022, based on current market interest rates, approximate carrying value.

Long-Term Debt
At December 31, 2023 and 2022, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2023	2022
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.446%), due through 2044	$30,272	$22,596
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.877%), due through 2039	8,526	8,116
Swiss franc note, 1.625%, due 2024	299	378
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 4.453%), due through 2027	6,121	5,850
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	236	343
Other (average interest rate 6.027%), due through 2031 (a)	487	203
Carrying value of long-term debt	45,941	37,486
Less current portion of long-term debt	4,698	2,611
	$41,243	$34,875
(a) Includes long-term bank loans at subsidiaries, as well as $53 million and $54 million in finance leases at December 31, 2023 and 2022, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At December 31, 2023 and 2022 the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

	December 31,
(in millions)	2023	2022
Level 1	$38,259	$28,919
Level 2	6,687	6,142

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

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of December 31, 2023 and 2022, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses. For further details on this acquisition, see Note 3. Acquisitions.

Notes Outstanding:
PMI’s notes outstanding at December 31, 2023, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$900	2.875%	May 2019	May 2024
U.S. dollar notes		$750	3.250%	November 2014	November 2024
U.S. dollar notes		$1,000	5.125%	November 2022	November 2024
U.S. dollar notes		$750	1.500%	May 2020	May 2025
U.S. dollar notes		$750	3.375%	August 2015	August 2025
U.S. dollar notes		$750	5.000%	November 2022	November 2025
U.S. dollar notes		$750	2.750%	February 2016	February 2026
U.S. dollar notes		$1,250	4.875%	February 2023	February 2026
U.S. dollar notes	(a)	$450	4.875%	May 2023	February 2026
U.S. dollar notes		$750	0.875%	November 2020	May 2026
U.S. dollar notes		$500	3.125%	August 2017	August 2027
U.S. dollar notes		$1,500	5.125%	November 2022	November 2027
U.S. dollar notes		$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(b)	$550	4.875%	May 2023	February 2028
U.S. dollar notes		$500	3.125%	November 2017	March 2028
U.S. dollar notes	(c)	$50	4.000%	May 2013	May 2028
U.S. dollar notes		$650	5.250%	September 2023	September 2028
U.S. dollar notes		$750	3.375%	May 2019	August 2029
U.S. dollar notes		$1,250	5.625%	November 2022	November 2029
U.S. dollar notes		$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(d)	$700	5.125%	May 2023	February 2030
U.S. dollar notes		$750	2.100%	May 2020	May 2030
U.S. dollar notes		$700	5.500%	September 2023	September 2030
U.S. dollar notes		$750	1.750%	November 2020	November 2030
U.S. dollar notes		$1,500	5.750%	November 2022	November 2032
U.S. dollar notes		$1,500	5.375%	February 2023	February 2033
U.S. dollar notes	(e)	$750	5.375%	May 2023	February 2033
U.S. dollar notes		$1,000	5.625%	September 2023	September 2033
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043
U.S. dollar notes		$750	4.250%	November 2014	November 2044
U.S. dollar notes	(f)	$500	4.250%	May 2016	November 2044
EURO notes	(g)	€600 (approximately $761)	2.875%	May 2012	May 2024
EURO notes	(c)	€300 (approximately $308)	0.875%	September 2016	September 2024
EURO notes	(g)	€500 (approximately $582)	0.625%	November 2017	November 2024
EURO notes	(g)	€750 (approximately $972)	2.750%	March 2013	March 2025
EURO notes	(c)	€200 (approximately $205)	1.200%	November 2017	November 2025
EURO notes	(c)	€50 (approximately $51)	1.200%	December 2020	November 2025
EURO notes	(c)	€50 (approximately $51)	1.200%	June 2021	November 2025

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
EURO notes	(g)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(g)	€500 (approximately $557)	0.125%	August 2019	August 2026
EURO notes	(c)	€300 (approximately $308)	0.875%	February 2020	February 2027
EURO notes	(g)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(g)	€750 (approximately $835)	0.800%	August 2019	August 2031
EURO notes	(g)	€500 (approximately $648)	3.125%	June 2013	June 2033
EURO notes	(g)	€500 (approximately $578)	2.000%	May 2016	May 2036
EURO notes	(g)	€500 (approximately $582)	1.875%	November 2017	November 2037
EURO notes	(g)	€750 (approximately $835)	1.450%	August 2019	August 2039
Swiss franc notes	(g)	CHF250 (approximately $283)	1.625%	May 2014	May 2024
Swedish krona notes	(c)	SEK1,000 (approximately $95)	2.710%	January 2019	January 2026
Swedish krona notes	(c)	SEK700 (approximately $67)	1.395%	February 2021	February 2026
Swedish krona notes	(c)	SEK100 (approximately $10)	1.395%	March 2021	February 2026
Swedish krona notes	(c)	SEK200 (approximately $19)	1.395%	September 2021	February 2026
Swedish krona notes	(c)	SEK200 (approximately $19)	1.395%	January 2022	February 2026
Swedish krona notes	(c)	SEK300 (approximately $29)	2.190%	April 2021	April 2029
(a) These notes are a further issuance of the 4.875% notes issued in February 2023.
(b) These notes are a further issuance of the 4.875% notes issued in February 2023.
(c) Notes issued by Swedish Match AB. USD equivalents for foreign currency notes were calculated based on exchange rates on the date of acquisition.
(d) These notes are a further issuance of the 5.125% notes issued in February 2023.
(e) These notes are a further issuance of the 5.375% notes issued in February 2023.
(f) These notes are a further issuance of the 4.250% notes issued by PMI in November 2014.
(g) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above were primarily used for general corporate purposes, including working capital requirements and repurchase of PMI's common stock. On February 17, 2023, PMI applied a portion of the net proceeds of the February 2023 debt issuances to prepay $4.4 billion under its bridge facility, which represented all borrowings outstanding under the bridge facility. PMI used a portion of the May 2023 net proceeds to pay the remaining cash consideration due in accordance with the terms of its agreement with Altria. For further details on PMI's agreement with Altria, see Note 3. Acquisitions. The remaining net proceeds of the February and May 2023 offerings, as well as the September 2023 offering have been used for general corporate purposes.

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2024	$4,709
2025	6,785
2026	5,117
2027	5,141
2028	2,771
2029-2033	13,312
2034-2038	2,613
Thereafter	5,885
46,333
Debt discounts and fair value adjustments	(392)
Total long-term debt	$45,941

Revolving Credit Facilities

At December 31, 2023, PMI’s total committed revolving credit facilities were as follows:

Type (in billions)	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 30, 2024 (1)	$1.8
Multi-year revolving credit, expiring February 10, 2026 (2)	2.0
Multi-year revolving credit, expiring September 29, 2026 (3) (4)	2.5
Total facilities	$6.3
(1) On January 24, 2024, PMI entered into an agreement to extend the term of its 364-day committed revolving credit facility in the amount of $1.7 billion from January 30, 2024, to January 28, 2025.
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

At December 31, 2023, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.7 billion at December 31, 2023, and approximately $1.9 billion at December 31, 2022. Borrowings under these arrangements and other bank loans amounted to $283 million at December 31, 2023, and $295 million at December 31, 2022.

Note 9.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2021	2,109,316,331	(551,942,600)	1,557,373,731
Repurchase of shares		(8,514,629)	(8,514,629)
Issuance of stock awards		1,310,891	1,310,891
Balances, December 31, 2021	2,109,316,331	(559,146,338)	1,550,169,993
Repurchase of shares		(1,966,730)	(1,966,730)
Issuance of stock awards		2,014,448	2,014,448
Balances, December 31, 2022	2,109,316,331	(559,098,620)	1,550,217,711
Repurchase of shares		—	—
Issuance of stock awards		2,206,820	2,206,820
Balances, December 31, 2023	2,109,316,331	(556,891,800)	1,552,424,531

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

At December 31, 2023, 30,505,637 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 10.

Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At December 31, 2023, shares available for grant under the 2022 Plan were 22,171,530.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At December 31, 2023, shares available for grant under the plan were 876,226.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards generally vest on the third anniversary of the grant date. RSU awards do not carry voting rights, although they do earn dividend equivalents.

During 2023, the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1, 2023	4,519,470	$91.26
Granted	1,756,750	101.96
Vested	(1,483,356)	87.30
Forfeited	(189,543)	96.96
Balance at December 31, 2023	4,603,321	$96.38

During the years ended December 31, 2023, 2022 and 2021, the grant date fair value of the RSU awards granted to PMI employees and the recorded compensation expense related to RSU awards were as follows:

(in millions, except per RSU award granted)	Total Grant Date Fair Value of RSU Awards Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense related to RSU Awards
2023	$179	$101.96	$153
2022	$174	$104.75	$135
2021	$166	$82.17	$139

The fair value of the RSU awards at the date of grant is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2023, PMI had $160 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of approximately seventeen months, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2023, 2022 and 2021, share and fair value information for PMI RSU awards that vested were as follows:

(dollars in millions)	Shares of RSU Awards that Vested	Grant Date Fair Value of Vested Shares of RSU Awards	Total Fair Value of RSU Awards that Vested
2023	1,483,356	$129	$148
2022	1,603,571	$126	$174
2021	1,256,441	$121	$111

Performance share unit (PSU) awards

PMI may grant PSU awards to certain executives; recipients may not sell, assign, pledge or otherwise encumber such awards. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle. The performance metrics for such PSU's granted during 2023 and 2022 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:
•Product Sustainability (20% weight) measuring progress primarily on PMI's efforts to maximize the benefits of smoke-free products, purposefully phase out cigarettes, and reduce post-consumer waste; and

•Operational Sustainability (10% weight) measuring progress on PMI's efforts to tackle climate change, preserve nature, improve the quality of life of people in its supply chain, and foster an empowered, and inclusive workplace.

The performance metrics for such PSU's granted in 2021 consisted of PMI's TSR relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and PMI’s performance against specific measures of PMI’s transformation, defined as net revenues from PMI's RRPs and any other non-combustible products as a percentage of PMI's total net revenues in the last year of the performance cycle (30% weight).

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

During 2023, the activity for PSU awards was as follows:

	Number of Shares	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors
		(Per Share)	(Per Share)
Balance at January 1, 2023	1,507,190	$90.31	$115.45
Granted	482,360	102.02	133.54
Vested	(902,232)	85.99	98.45
Adjustments for performance achievement	400,992	85.99	98.45
Forfeited	(61,030)	98.24	131.39
Balance at December 31, 2023	1,427,280	$95.45	$126.86

During the years ended December 31, 2023, 2022 and 2021, the grant date fair value of the PSU awards granted to PMI employees and the recorded compensation expense related to PSU awards were as follows:

(in millions, except per PSU award granted)	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors		Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors		Compensation Expense related to PSU Awards
	Total	Per PSU Award	Total	Per PSU Award	Total
2023	$29	$102.02	$26	$133.54	$59
2022	$30	$104.92	$27	$143.89	$48
2021	$28	$81.86	$25	$106.93	$71

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the market price of PMI’s stock on the date of the grant. The grant date fair value of the PSU market-based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
	2023	2022	2021
Average risk-free interest rate (a)	4.1%	1.7%	0.2%
Average expected volatility (b)	24.3%	28.3%	31.7%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

The fair value of the PSU award at the date of grant is amortized to expense over the performance period, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58. As of December 31, 2023, PMI had $39 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of approximately seventeen months, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2023, 2022 and 2021, share and fair value information for PMI PSU awards that vested were as follows:

(dollars in millions)	Shares of PSU Awards that Vested	Grant Date Fair Value of Vested Shares of PSU Awards	Total Fair Value of PSU Awards that Vested
2023	902,232	$83	$91
2022	669,960	$54	$74
2021	189,839	$21	$16

Note 11.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net earnings attributable to PMI	$7,813	$9,048	$9,109
Less distributed and undistributed earnings attributable to share-based payment awards	22	24	26
Net earnings for basic and diluted EPS	$7,791	$9,024	$9,083
Weighted-average shares for basic EPS	1,552	1,550	1,558
Plus contingently issuable performance stock units (PSUs) (1)	1	2	1
Weighted-average shares for diluted EPS	1,553	1,552	1,559
(1) Including rounding adjustment

For the 2023, 2022 and 2021 computations, there were no antidilutive stock awards.

Note 12.

Income Taxes:

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Earnings before income taxes	$10,450	$11,634	$12,232
Provision for income taxes:
United States federal and state:
Current	$201	$(75)	$73
Deferred	(368)	(139)	27
Total United States	(167)	(214)	100
Outside United States:
Current	2,468	2,553	2,616
Deferred	38	(95)	(45)
Total outside United States	2,506	2,458	2,571
Total provision for income taxes	$2,339	$2,244	$2,671

On August 16, 2022, the Inflation Reduction Act ("the Act") was signed into law in the U.S. The Act includes a new corporate alternative minimum tax and an excise tax on stock buybacks effective after December 31, 2022. As of December 31, 2023, PMI has determined that the Act had no tax impacts on its consolidated financial statements.

On March 11, 2021, the American Rescue Plan Act of 2021 ("the ARP Act") was signed into law in the U.S. to provide certain relief as a result of the COVID-19 pandemic. PMI has determined that the ARP Act had no significant impact on PMI's effective tax rate.

At December 31, 2017, PMI recorded a one-time transition tax liability on its accumulated foreign earnings, which is payable over an eight-year period beginning in 2018. At December 31, 2023 and December 31, 2022, $0.3 billion and $0.7 billion of PMI's remaining long-term portion of transition tax liability, respectively, was recorded in "income taxes and other liabilities" on PMI's consolidated balance sheets.

At December 31, 2023, applicable U.S. federal income taxes have not been provided on approximately $0.6 billion of accumulated earnings of Swedish Match subsidiaries that are expected to be permanently reinvested. PMI does not foresee a need to repatriate these earnings since its U.S. cash requirements are supported by distributions of earnings from PMI foreign entities that have not been designated as permanently reinvested and existing credit facilities. At December 31, 2023, PMI has determined the amount of deferred tax liabilities related to these unremitted Swedish Match earnings is approximately $71 million.

At December 31, 2023 and 2022, U.S. federal and foreign deferred income taxes have been provided on all accumulated earnings of PMI's foreign subsidiaries.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations on assessment remains open for the years 2019 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years after the filing of a return. Years still open to examination by foreign tax authorities in major jurisdictions include Germany (2018 onward), Indonesia (2019 onward), Italy (2017 onward), Russia (2020 onward) and Switzerland (2019 onward).

At December 31, 2023, subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 4.0 trillion Indonesian rupiah (approximately $255 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2014 to 2020. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s consolidated balance sheets at December 31, 2023.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2023	2022	2021
Balance at January 1,	$72	$89	$72
Additions based on tax positions related to the current year	7	12	12
Additions for tax positions of previous years	1	2	15
Reductions for tax positions of prior years	(23)	(18)	(1)
Reductions due to lapse of statute of limitations	(3)	(6)	(3)
Settlements	—	(4)	—
Other	1	(3)	(6)
Balance at December 31,	$55	$72	$89

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2023	December 31, 2022	December 31, 2021
Unrecognized tax benefits	$55	$72	$89
Accrued interest and penalties	9	13	18
Tax credits and other indirect benefits	(1)	(3)	(7)
Liability for tax contingencies	$63	$82	$100

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $55 million at December 31, 2023. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2023, 2022 and 2021, PMI recognized income (expense) in its consolidated statements of earnings of $5 million, $2 million and $(3) million, respectively, related to interest and penalties associated with uncertain tax positions.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
U.S. federal statutory rate	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Foreign rate differences	(1.0)	(0.5)	(0.3)
Dividend repatriation cost	0.8	0.7	0.6
Global intangible low-taxed income	2.0	1.0	0.8
U.S. state taxes	(0.1)	0.1	0.2
Foreign derived intangible income	(0.9)	(0.8)	(0.7)
Foreign exchange	(1.6)	(1.7)	—
Non-deductible goodwill impairment	1.3	—	—
Unremitted earnings of Russian subsidiaries	1.7	—	—
Other	(0.8)	(0.5)	0.2
Effective tax rate	22.4%	19.3%	21.8%

The 2023 effective tax rate increased 3.1 percentage points to 22.4%. The change in the effective tax rate for 2023, as compared to 2022, was unfavorably impacted by: (i) an increase in deferred tax liabilities related to the unremitted earnings of PMI's Russian subsidiaries due to the unilateral suspension of certain Russian double tax treaties by the Russian authorities on August 8, 2023, with respect to certain payments including dividends; (ii) the non-deductible Wellness and Healthcare goodwill impairment charge and (iii) an increase in foreign tax credit limitation related to GILTI, partially offset by changes in earnings mix by taxing jurisdiction.

The 2022 effective tax rate decreased 2.5 percentage points to 19.3%. The change in the effective tax rate for 2022, as compared to 2021, was favorably impacted by changes in income tax reserves, a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the consolidated statements of earnings ($203 million), while the underlying pre-tax foreign currency movements fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in its consolidated statements of stockholders' (deficit) equity, and by a reduction in deferred tax liabilities related to pension plan assets ($40 million), partially offset by an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($10 million). For further details, see Note 6. Related Parties - Equity Investments and Other.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2023	2022
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$223	$217
Accrued pension costs	450	277
Inventory	27	22
Accrued liabilities	191	158
Net operating loss, tax credit, and other carryforwards	501	384
Foreign exchange	149	—
Other	19	—
Total deferred income tax assets	1,560	1,058
Less: valuation allowance	(369)	(378)
Deferred income tax assets, net of valuation allowance	1,191	680
Deferred income tax liabilities:
Intangible assets	(2,136)	(1,485)
Property, plant and equipment	(218)	(200)
Unremitted earnings	(358)	(141)
Foreign exchange	—	(175)
Other	—	(32)
Total deferred income tax liabilities	(2,712)	(2,033)
Net deferred income tax assets (liabilities)	$(1,521)	$(1,353)

At December 31, 2023, PMI recorded deferred tax assets for net operating loss, tax credit, and other carryforwards of $501 million, with varying dates of expiration, primarily after 2028, including $274 million with an unlimited carryforward period. At December 31, 2023, PMI has recorded a valuation allowance of $369 million against deferred tax assets that do not meet the more-likely-than not recognition threshold.

At December 31, 2022, PMI recorded deferred tax assets for net operating loss, tax credit, and other carryforwards of $384 million, with varying dates of expiration, primarily after 2027, including $173 million with an unlimited carryforward period. At December 31, 2022, PMI has recorded a valuation allowance of $378 million against deferred tax assets that do not meet the more-likely-than-not recognition threshold.

Note 13.

Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. Excluding the Wellness and Healthcare segment and the 2022 acquisition of Swedish Match, PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible tobacco and smoke-free product categories sold in the region. Effective in January 2023, PMI began managing its business in four geographical segments, down from six previously, in addition to its continuing Swedish Match and Wellness and Healthcare segments. The four geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region. The Swedish Match segment represents the fourth quarter 2022 acquisition of the company. The Wellness and Healthcare segment reflects the operating results of Vectura Fertin Pharma. For further details on these acquisitions, see Note 3. Acquisitions. PMI records net revenues and operating income to its geographical segments based upon the geographic area in which the customer resides.

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

Net revenues by segment were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Net revenues:
Europe	$13,598	$12,869	$13,155
SSEA, CIS & MEA	10,629	10,467	9,858
EA, AU & PMI DF	6,201	5,936	6,448
Americas	1,944	1,903	1,843
Swedish Match	2,496	316	—
Wellness and Healthcare	306	271	101
Net revenues	$35,174	$31,762	$31,405

Total net revenues attributable to customers located in Japan, PMI's largest market in terms of net revenues, were $3.9 billion, $3.9 billion and $4.6 billion in 2023, 2022 and 2021, respectively. PMI had one customer in the EA, AU & PMI DF segment that accounted for 11%, 12% and 15% of PMI’s consolidated net revenues, and one customer in the Europe segment that accounted for 12%, 13% and 13% of PMI’s consolidated net revenues in 2023, 2022 and 2021, respectively.

PMI's net revenues by product category were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Combustible tobacco products:
Europe	$8,037	$7,694	$8,767
SSEA, CIS & MEA	9,321	9,173	8,734
EA, AU & PMI DF	2,676	2,831	2,861
Americas	1,869	1,804	1,706
Swedish Match	431	70	—
Total combustible tobacco products	22,334	21,572	22,067
Smoke-free products:
Smoke-free products excluding Wellness and Healthcare:
Europe	5,561	5,175	4,388
SSEA, CIS & MEA	1,308	1,294	1,124
EA, AU & PMI DF	3,525	3,105	3,587
Americas	75	99	137
Swedish Match	2,065	246	—
Total smoke-free products excluding Wellness and Healthcare	12,534	9,919	9,237
Wellness and Healthcare	306	271	101
Total smoke-free products	12,840	10,190	9,338

Total PMI net revenues	$35,174	$31,762	$31,405
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

Operating income (loss) by segment were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating income (loss):
Europe	$6,012	$5,802	$6,409
SSEA, CIS & MEA	3,047	3,864	3,295
EA, AU & PMI DF	2,481	2,424	2,836
Americas	62	436	487
Swedish Match	824	(22)	—
Wellness and Healthcare	(870)	(258)	(52)
Operating income	$11,556	$12,246	$12,975

Items affecting the comparability of results from operations were as follows:

•Impairment of goodwill and other intangibles – For the year ended December 31, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Wellness and Healthcare segment. For the year ended December 31, 2022, PMI recorded an impairment charge related to definite-lived intangible assets of $112 million. This charge was included in the Wellness and Healthcare segment. For further details, see Note 5. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – See Note 18. Contingencies for details of the $204 million pre-tax charge included in the EA, AU & PMI DF segment results for the year ended December 31, 2023.
•Termination of distribution arrangement in the Middle East – In the first quarter of 2023, PMI recorded a pre-tax charge of $80 million following the termination of a distribution arrangement in the Middle East. This pre-tax charge was recorded as a reduction of net revenues in the consolidated statements of earnings, and was included in the SSEA, CIS & MEA segment results for the year ended December 31, 2023.
•Charges related to the war in Ukraine - See Note 4. War in Ukraine for details of the $53 million and $151 million pre-tax charges in the Europe segment for the years ended December 31, 2023 and 2022, respectively.
•Swedish Match AB acquisition accounting related item - See Note 3. Acquisitions for details of the $18 million and $125 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Swedish Match segment for the years ended December 31, 2023 and 2022, respectively.
•Asset impairment and exit costs - See Note 20. Asset Impairment and Exit Costs for details of the $109 million and $216 million pre-tax charges for the year ended December 31, 2023 and 2021, respectively, as well as a breakdown of these costs by segment.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2023 and was included in the operating results of the following segments: Europe ($62 million); SSEA, CIS & MEA ($44 million); EA, AU & PMI DF ($27 million); and Americas ($7 million).
•Saudi Arabia customs assessments - In June 2021, PMI recorded a pre-tax charge of $246 million in relation to additional customs duties in Saudi Arabia assessed for the periods of 2014 through 2020 in line with existing and contemplated arrangements with our distributors. In accordance with U.S. GAAP, the charge was recorded as a reduction in net revenues of combustible tobacco products included in the SSEA, CIS & MEA segment for the year ended December 31, 2021.
•Asset acquisition cost - See Note 3. Acquisitions for the details of the $51 million pre-tax charge associated with the asset acquisition of OtiTopic, Inc. included in the Wellness and Healthcare segment within the operating income table above for the year ended December 31, 2021.

Other segment data were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Depreciation and amortization expense:
Europe	$333	$377	$371
SSEA, CIS & MEA	309	340	354
EA, AU & PMI DF	148	167	168
Americas	77	74	71
Swedish Match	447	34	—
Wellness and Healthcare	84	85	34
Total depreciation and amortization expense	$1,398	$1,077	$998

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Capital expenditures:
Europe	$778	$642	$481
SSEA, CIS & MEA	287	258	149
EA, AU & PMI DF	38	25	36
Americas	57	92	54
Swedish Match	127	15	—
Wellness and Healthcare	34	45	28
Total capital expenditures	$1,321	$1,077	$748

PMI’s total property, plant and equipment, net and other assets by geographic area were:

	At December 31,
(in millions)	2023	2022	2021
Long-lived assets:
Europe	$5,697	$5,179	$4,918
SSEA, CIS & MEA	2,197	2,047	2,181
East Asia and Australia	481	675	742
Americas	1,310	1,282	666
Total long-lived assets	9,685	9,183	8,507
Altria Group, Inc. agreement	2,777	1,002	—
Financial instruments	701	456	210
Total property, plant and equipment, net and Other assets	$13,163	$10,641	$8,717

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, equity investments, financial instruments and payment under the agreement with Altria Group, Inc., see Note 3, Acquisitions and Note 18, Contingencies. PMI's largest markets in terms of long-lived assets are Switzerland, Indonesia and Italy. Total long-lived assets located in Switzerland, which is reflected in the Europe segment above, were $1.6 billion, $1.4 billion and $1.3 billion at December 31, 2023, 2022 and 2021, respectively. Total long-lived assets located in Indonesia, which is reflected in the SSEA, CIS & MEA segment above, were $1.1 billion, $0.9 billion and $0.9 billion at December 31, 2023, 2022 and 2021, respectively. Total long-lived assets located in Italy, which is reflected in the Europe segment above, were $1.0 billion, $0.9 billion and $0.9 billion at December 31, 2023, 2022 and 2021, respectively.

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

Pension and other employee benefit costs per the consolidated statements of earnings consisted of the following for December 31, 2023, 2022 and 2021:

(in millions)	2023	2022	2021
Net pension costs (income)	$(84)	$(93)	$(1)
Net postemployment costs	117	107	108
Net postretirement costs	12	10	8
Total pension and other employee benefit costs	$45	$24	$115

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation, plan assets and net amount accrued for PMI's postretirement health care plans, at December 31, 2023 and 2022, were as follows:

	Pension(1)		Postretirement
(in millions)	2023	2022	2023	2022
Benefit obligation at January 1	$8,606	$10,998	$229	$198
Service cost	174	233	4	2
Interest cost	258	78	12	6
Benefits paid	(520)	(429)	(13)	(9)
Employee contributions	145	141	—	—
Settlement, curtailment and plan amendment	(17)	(17)	—	—
Actuarial losses (gains)	1,209	(2,294)	24	(46)
Currency	763	(434)	(4)	(5)
Acquisition of Swedish Match	—	316	—	85
Other	(51)	14	(6)	(2)
Benefit obligation at December 31,	10,567	8,606	246	229
Fair value of plan assets at January 1,	7,939	9,337	3	—
Actual return on plan assets	643	(1,061)	—	—
Employer contributions, net of refunds	21	(3)	13	9
Employee contributions	145	141	—	—
Benefits paid	(520)	(429)	(13)	(9)
Settlement	(17)	(14)	—	—
Currency	639	(333)	—	—
Acquisition of Swedish Match	—	303	—	3
Other	1	(2)	—	—
Fair value of plan assets at December 31,	8,851	7,939	3	3
Net pension and postretirement liability recognized at December 31,	$(1,716)	$(667)	$(243)	$(226)
(1) Primarily non-U.S. based defined benefit retirement plans.

At December 31, 2023 , actuarial losses (gains) consisted primarily of losses for assumption changes related to lower discount rates year-over-year for Swiss, German and Dutch plans. At December 31, 2022 actuarial losses (gains) consisted primarily of gains for assumption changes related to higher discount rates year-over-year for Swiss, German and Dutch plans.

At December 31, 2023 and 2022, the Swiss pension plan represented 67% and 64% of the benefit obligation, respectively, and approximately 62% and 60% of the fair value of plan assets at December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, the U.S. pension plans represented 6% and 7% of the benefit obligation, respectively, and approximately 6% and 6% of the fair value of plan assets at December 31, 2023 and 2022, respectively.

At December 31, 2023 and 2022, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2023	2022	2023	2022
Other assets	$294	$410
Accrued liabilities — employment costs	(31)	(32)	$(12)	$(11)
Long-term employment costs	(1,979)	(1,045)	(231)	(215)
	$(1,716)	$(667)	$(243)	$(226)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $10.0 billion and $8.2 billion at December 31, 2023 and 2022, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $8.8 billion and $7.2 billion, respectively, as of December 31, 2023. The accumulated benefit obligation and fair value of plan assets were $5.8 billion and $5.0 billion, respectively, as of December 31, 2022.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $9.2 billion and $7.2 billion, respectively, as of December 31, 2023. The projected benefit obligation and fair value of plan assets were $6.4 billion and $5.4 billion, respectively, as of December 31, 2022.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2023	2022	2023	2022
Discount rate	2.28%	3.03%	5.19%	5.89%
Rate of compensation increase	2.05	1.98
Interest crediting rate	2.99	2.97
Health care cost trend rate assumed for next year			6.54	6.14
Ultimate trend rate			4.49	4.78
Year that rate reaches the ultimate trend rate			2047	2046

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments.  The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2023, 2022 and 2021:

	Pension			Postretirement
(in millions)	2023	2022	2021	2023	2022	2021
Service cost	$174	$233	$291	$4	$2	$2
Interest cost	258	78	50	12	6	5
Expected return on plan assets	(365)	(352)	(371)	—	—	—
Amortization:
Net losses	18	181	314	(1)	2	3
Prior service cost (credit)	(2)	(2)	1	—	—	—
Net transition obligation	—	—	—	—	—	—
Settlement and curtailment	7	2	5	1	2	—
Net periodic pension and postretirement costs	$90	$140	$290	$16	$12	$10

Settlement and curtailment charges were due primarily to employee severance and early retirement programs.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2023	2022	2021	2023	2022	2021
Discount rate - service cost	3.27%	1.03%	0.72%	5.89%	3.08%	2.84%
Discount rate - interest cost	3.03	0.71	0.44	5.89	3.08	2.84
Expected rate of return on plan assets	4.42	4.17	4.43
Rate of compensation increase	1.98	1.77	1.79
Interest crediting rate	2.97	3.15	3.20
Health care cost trend rate				6.14	6.27	6.21

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $111 million, $82 million and $71 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

The fair value of PMI’s pension plan assets at December 31, 2023 and 2022, by asset category was as follows:

Asset Category (in millions)	At December 31, 2023	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$117	$117
Equity securities:
U.S. securities	158	158
International securities	569	569
Investment funds(a)	7,123	5,366	$1,757
Government bonds	255	183	72
Corporate bonds	320	320
Other	37	—	5	32	(c)
Total assets in the fair value hierarchy	$8,579	$6,713	$1,834	$32
Investment funds measured at net asset value(b)	272
Total assets	$8,851
(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan, Emerging Markets for equities, and FTSE EMU, FTSE Non-EGBI EuroBIG, SBI AAA-BBB and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 57% are invested in U.S. and international equities; 15% are invested in U.S. and international government bonds; 15% are invested in corporate bonds and 13% are invested in real estate.
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
(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan; Russell 3000, S&P 500 for equities and Citigroup EMU, Citigroup Non-EGBI EuroBIG, SBI AAA-BBB and JP Morgan EMBI for bonds), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 57% were invested in U.S. and international equities; 15% were invested in U.S. and international government bonds; 16% were invested in corporate bonds, and 12% were invested in real estate.

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

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $119 million in 2024 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2023, are as follows:

(in millions)
2024	$417
2025	430
2026	428
2027	438
2028	457
2029 - 2033	2,490
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2032.
Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering certain designated salaried and hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $213 million, $184 million and $228 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The amounts recognized in accrued postemployment costs net of plan assets on PMI's consolidated balance sheets at December 31, 2023 and 2022, were $915 million and $807 million, respectively.

The accrued postemployment costs were determined using a weighted-average discount rate of 4.3% and 5.6% in 2023 and 2022, respectively; an assumed ultimate annual weighted-average turnover rate of 2.8% and 2.9% in 2023 and 2022, respectively; assumed compensation cost increases of 2.4% in 2023 and 2.8% in 2022, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $33 million and $30 million at December 31, 2023 and 2022, respectively. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2023, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(2,325)	$(36)	$(770)	$(3,131)
Prior service (cost) credit	77	1	(21)	57
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	283	19	186	488
Losses to be amortized	$(1,968)	$(16)	$(605)	$(2,589)

The amounts recorded in accumulated other comprehensive losses at December 31, 2022, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(1,437)	$(14)	$(753)	$(2,204)
Prior service (cost) credit	70	1	(21)	50
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	138	14	183	335
Losses to be amortized	$(1,232)	$1	$(591)	$(1,822)

The amounts recorded in accumulated other comprehensive losses at December 31, 2021, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(2,495)	$(64)	$(884)	$(3,443)
Prior service (cost) credit	71	1	(22)	50
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	278	24	214	516
Losses to be amortized	$(2,149)	$(39)	$(692)	$(2,880)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2023, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$19	$1	$76	$96
Prior service cost (credit)	7	—	—	7
Net transition obligation (asset)	—	—	—	—
Other income/expense:
Net losses (gains)	11	1	—	12
Prior service cost (credit)	—	—	—	—
Deferred income taxes	(9)	(1)	(18)	(28)
	28	1	58	87
Other movements during the year:
Net (losses) gains	(918)	(24)	(93)	(1,035)
Prior service (cost) credit	—	—	—	—
Deferred income taxes	154	6	21	181
	(764)	(18)	(72)	(854)
Total movements in other comprehensive earnings (losses)	$(736)	$(17)	$(14)	$(767)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2022, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$178	$3	$85	$266
Prior service cost (credit)	(4)	—	—	(4)
Other income/expense:
Net losses (gains)	2	1	—	3
Prior service cost (credit)	—	—	1	1
Deferred income taxes	(28)	(1)	(20)	(49)
	148	3	66	217
Other movements during the year:
Net (losses) gains	878	46	46	970
Prior service (cost) credit	3	—	—	3
Deferred income taxes	(112)	(9)	(11)	(132)
	769	37	35	841
Total movements in other comprehensive earnings (losses)	$917	$40	$101	$1,058

The movements in other comprehensive earnings (losses) during the year ended December 31, 2021, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$294	$4	$85	$383
Prior service cost (credit)	7	(1)	—	6
Other income/expense:
Net losses (gains)	5	1	—	6
Prior service cost (credit)	—	—	—	—
Deferred income taxes	(51)	(1)	(20)	(72)
	255	3	65	323
Other movements during the year:
Net (losses) gains	1,353	(5)	(130)	1,218
Prior service (cost) credit	42	—	—	42
Deferred income taxes	(241)	1	30	(210)
	1,154	(4)	(100)	1,050
Total movements in other comprehensive earnings (losses)	$1,409	$(1)	$(35)	$1,373

Note 15.

Additional Information:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Depreciation expense	$901	$918	$902
Research and development expense	$709	$642	$617
Advertising expense	$965	$777	$807
Foreign currency net transaction (gains)/losses	$305	$199	$45
Interest expense	$1,526	$768	$737
Interest income	(465)	(180)	(109)
Interest expense, net	$1,061	$588	$628

Note 16.

Financial Instruments:

Overview

PMI operates in markets primarily outside of the United States of America, with manufacturing and sales facilities in various locations around the world and is exposed to risks such as changes in foreign currency exchange rates and interest rates. As a result, PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, (collectively referred to as "foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in foreign currency exchange and interest rates related to net investments in foreign operations, third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Egyptian pound, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc.

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

The gross notional amounts for outstanding derivatives as of December 31, 2023 and 2022, were as follows:

(in millions)	2023	2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$21,987	$17,627
Interest rate contracts	3,600	1,019
Commodity contracts	20	—

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	17,658	21,755
Total	$43,265	$40,401

The fair value of PMI’s derivative contracts included in the consolidated balance sheets as of December 31, 2023 and 2022, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2023	2022	Balance Sheet Classification	2023	2022
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$345	$376	Other accrued liabilities	$249	$126
	Other assets	153	341	Income taxes and other liabilities	449	147
Interest rate contracts	Other current assets	1	—	Other accrued liabilities	78	27
	Other assets	—	—	Income taxes and other liabilities	18	56
Commodity contracts	Other current assets	—	—	Other accrued liabilities	5	—
	Other assets	—	—	Income taxes and other liabilities	1	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	85	156	Other accrued liabilities	425	165
	Other assets	—	—	Income taxes and other liabilities	143	16
Total gross amount derivatives contracts presented in the consolidated balance sheets		$584	$873		$1,368	$537
Gross amounts not offset in the consolidated balance sheets
Financial instruments		(374)	(346)		(374)	(346)
Cash collateral received/pledged		(109)	(341)		(551)	(48)
Net amount		$101	$186		$443	$143

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at December 31, 2023 and 2022.

For the years ended December 31, 2023, 2022 and 2021, PMI's derivative contracts impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Years Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings			Amount of Gain/(Loss) Recognized in Earnings
	2023	2022	2021		2023	2022	2021	2023	2022	2021
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$195	$288	$138
				Net revenues	$194	$233	$59
				Cost of sales	—	—	—
				Marketing, administration and research costs	27	30	(10)
				Interest expense, net	(15)	(7)	(6)
Interest rate contracts	37	292	6	Interest expense, net	46	(2)	(1)
Commodity contracts	(7)	—	—	Cost of sales	—	—	—
Fair value hedges:
Interest rate contracts				Interest expense, net (a)				$(14)	$(83)	$1
Net investment hedges (b):
Foreign exchange contracts	(788)	300	484	Interest expense, net (c)				268	181	150
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts				Interest expense, net				301	112	55
				Marketing, administration and research costs (d)				(575)	(169)	215
Total	$(563)	$880	$628		$252	$254	$42	$(20)	$41	$421
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. As of December 31, 2023, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. The impact of these hedges is primarily included in operating cash flows on PMI’s consolidated statements of cash flows.

Fair Value Hedges
PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of December 31, 2023 was $937 million, and is recorded in long-term debt in the consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $60 million as of December 31, 2023.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. The amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $48 million, $521 million and $278 million, for the years ended December 31, 2023, 2022 and 2021, respectively. The premiums paid for, and settlements of, net investment hedges are included in investing cash flows on PMI’s consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Gain/(loss) as of January 1,	$266	$4	$(85)
Derivative (gains)/losses transferred to earnings	(220)	(219)	(35)
Change in fair value	195	481	124
Gain/(loss) as of December 31,	$241	$266	$4

At December 31, 2023, PMI expects $78 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Note 17.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2023	2022	2021
Currency translation adjustments	$(9,467)	$(8,003)	$(6,701)
Pension and other benefits	(2,589)	(1,822)	(2,880)
Derivatives accounted for as hedges	241	266	4
Total accumulated other comprehensive losses	$(11,815)	$(9,559)	$(9,577)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2023, 2022, and 2021. For additional information, see Note 3. Acquisitions (Transactions With Noncontrolling Interests) for disclosures related to currency translation adjustments, Note 14. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 16. Financial Instruments for disclosures related to derivative financial instruments.

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

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants. The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.5 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.3 billion) including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $67,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $167 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $561 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $10 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $813 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

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

RBH and PMI believe the findings of liability and damages in both Létourneau and the Blais cases were incorrect and in contravention of applicable law on several grounds including, the following: (i) defendants had no obligation to warn class members who knew, or should have known, of the risks of smoking; (ii) defendants cannot be liable to class members who would have smoked regardless of what warnings were given; and (iii) defendants cannot be liable to all class members given the individual differences among class members.
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
__________
The table below lists the number of tobacco-related cases pertaining to combustible products pending against us and/or our subsidiaries or indemnitees as of December 31, 2023, December 31, 2022 and December 31, 2021:

Type of Case[1]	Number of Cases Pending as of December 31, 2023	Number of Cases Pending as of December 31, 2022	Number of Cases Pending as of December 31, 2021
Individual Smoking and Health Cases	45	40	40
Smoking and Health Class Actions	9	9	9
Health Care Cost Recovery Actions	17	17	17
Label-Related Class Actions	—	—	—
Individual Label-Related Cases	4	6	3
Public Civil Actions	1	1	1
______
¹ Includes cases pending in Canada.

Since 1995, when the first tobacco-related litigation was filed against a PMI entity, 544 Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions in which we and/or one of our subsidiaries and/or indemnitees were a defendant have been terminated in our favor. Fifteen cases have had decisions in favor of plaintiffs. Ten of these cases have subsequently reached final resolution in our favor and five remain on appeal, or are subject to an appeal, or our subsidiary may file an appeal.

The table below lists the verdict and significant post-trial developments in the five pending cases where a verdict was returned in favor of the plaintiff:

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
May 27, 2015	Canada/Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais	Class Action
On May 27, 2015, the Superior Court of the District of Montreal, Province of Quebec ruled in favor of the Blais class on liability and found the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.5 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion including pre-judgment interest (approximately $2.3 billion)). The trial court awarded CAD 90,000 (approximately $67,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to our subsidiary. The trial court ordered defendants to pay CAD 1 billion (approximately $740 million) of the compensatory damage award, CAD 200 million (approximately $148 million) of which is our subsidiary’s portion, into a trust within 60 days.

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
On August 5, 2016, the Civil Court No. 14 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded him ARS 110,000 (approximately $133), plus interest, in compensatory and moral damages. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

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
On June 17, 2021, the Civil Court No. 9 - Mar del Plata, issued a verdict in favor of plaintiff, an individual smoker, and awarded her smoking cessation treatments, ARS 150,000 (approximately $181), in compensatory and moral damages, and ARS 4,000,000 (approximately $4,825) in punitive damages, plus interest and costs. The trial court found that our subsidiary failed to warn plaintiff of the risk of becoming addicted to cigarettes.

On July 2, 2021, our subsidiary filed its notice of appeal. In addition, plaintiff filed an appeal challenging the dismissal of the claim for psychological damages. As required by local law, our subsidiary deposited the damages awarded, plus interest and costs, in total ARS 6,114,428 (approximately $7,375), into a court escrow account. Our subsidiary challenged the amount determined by the court. The Civil and Commercial Court of Appeals of Mar del Plata granted our subsidiary's challenge to the escrow amount determined by the trial court. As a result, on December 16, 2021, ARS 893,428 (approximately $1,078) was returned to our subsidiary. If our subsidiary ultimately prevails, the remaining deposited amounts will be returned to our subsidiary. On May 31, 2022, the Civil and Commercial Court of Appeals of Mar del Plata ruled that the statute of limitations barred plaintiff's claim and reversed the trial court's decision. On June 15, 2022, plaintiff filed an extraordinary appeal.

Date	Location of Court/Name of Plaintiff	Type of Case	Verdict	Post-Trial Developments
June 23, 2023	Turkey/ Senem Yilmazel	Individual Action
On June 23, 2023, the Ankara Consumer Court published its decision in favor of plaintiff, the daughter of an individual smoker, against our subsidiary and a BAT subsidiary, awarding her TRY 10,000 (approximately $327) in damages. The trial court found that the plaintiff’s father died as a result of lung cancer and COPD caused by his cigarette consumption.
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

As of December 31, 2023, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•45 cases brought by individual plaintiffs in Argentina (31), Canada (2), Chile (11), and Turkey (1), compared with 40 such cases on December 31, 2022, and 40 cases on December 31, 2021; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on December 31, 2022 and 9 such cases on December 31, 2021.

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

As of December 31, 2023, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on December 31, 2022 and 17 such cases on December 31, 2021.

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

As of December 31, 2023, there were 4 label-related cases brought by individual plaintiffs in Italy (1) and Chile (3) pending against our subsidiaries, compared with 6 such cases on December 31, 2022, and 3 such cases on December 31, 2021.

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

As of December 31, 2023, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on December 31, 2022, and 1 such case on December 31, 2021.

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

U.S. Government Matter: The U.S. government has contacted Altria and PM USA in connection with an agreement between PMI and Altria to end their commercial relationship with respect to Platform 1 in the U.S. as of April 30, 2024 (“Altria Agreement"). Altria and PM USA are parties to a 2006 order in the United States District Court for the District of Columbia holding that they violated the Racketeer Influenced and Corrupt Organizations Act (“2006 Order”). PMI was not a defendant in that proceeding. The 2006 Order imposed injunctive relief on defendants including, but not limited to, enjoining false, misleading, or deceptive statements concerning cigarettes; prohibiting express or implied health statements for any cigarette brand; and requiring defendants to make certain corrective statements at point-of sale and on websites. The 2006 Order also imposed restrictions on defendants from selling or transferring their cigarette brands, brand names, cigarette product formulas or cigarette businesses without the transferee submitting to the jurisdiction of the court and subjecting itself to the 2006 Order as of the date of sale or transfer. The U.S. government has informed Altria that it believes the transaction contemplated by the Altria Agreement falls within the scope of this provision and that, before it can be effectuated, PMI must submit to the 2006 Order. While we do not know the specific relief the U.S. government may seek from the court, we believe that there are strong arguments as to why the provision cited by the U.S. government is inapplicable to the Altria Agreement.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.3 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $33.5 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Both our subsidiary and the Public Prosecutor filed an appeal of the trial court's decision. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.4 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has also filed an appeal challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. Thailand is required to refund any payment made by our subsidiary in excess of any fine asserted by the courts.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $553 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.6 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has filed an appeal to the Supreme Court of

Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

The South Korean Board of Audit and Inspection (“BAI”) conducted an audit of certain Korean government agencies and the tobacco industry into whether inventory movements ahead of the January 1, 2015 increase of cigarette-related taxes and funds by tobacco companies, including Philip Morris Korea Inc. ("PM Korea"), our South Korean subsidiary, were in compliance with South Korean laws.  In November 2016, the tax authorities completed their audit and assessed allegedly underpaid taxes and penalties.  In order to avoid nonpayment financial costs, PM Korea paid approximately KRW 272 billion (approximately $204 million), of which KRW 100 billion (approximately $75 million) was paid in 2016 and KRW 172 billion (approximately $129 million) was paid in the first quarter of 2017.  These paid amounts negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment.  PM Korea appealed the assessments. In January 2020, a trial court ruled that PM Korea did not underpay taxes in the amount of approximately KRW 218 billion (approximately $164 million). The tax authorities appealed this decision to the appellate court. In September 2020, the appellate court upheld the trial court's decision. The tax authorities appealed to the Supreme Court of South Korea. On July 13, 2023, the Supreme Court reversed the appellate court's decision and remanded the tax cases to the appellate court. Two separate panels at the appellate court were assigned to implement the Supreme Court decision, one related to the local level tobacco consumption tax (“TCT”) and the other related to the national level individual consumption tax (“ICT”). The first two hearings for the TCT case took place on October 18, 2023, and December 6, 2023, and the next hearing is scheduled on March 20, 2024. The first hearing for the ICT case took place on November 17, 2023, and the next hearing is put on hold until all issues are cleared in the TCT case hearings. PM Korea made factual and legal arguments which were not previously reviewed and factored in the Supreme Court decision. Based on the decision issued by the Supreme Court of South Korea on July 13, 2023, management has concluded that an adverse outcome is probable. In June 2020, another trial court ruled that PM Korea did not underpay approximately KRW 54 billion (approximately $40 million) of alleged funds underpayments. The government agencies appealed this decision. In January 2021, the appellate court upheld the trial court's decision. The government agencies appealed to the Supreme Court of South Korea. This funds case is still pending review at the Supreme Court without a specific decision date. Based on the decision issued by the Supreme Court of South Korea on July 13, 2023, management has concluded that an adverse outcome is probable. Consequently, in the second quarter of 2023, PMI recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs, reflecting the full amount previously paid by PM Korea.

A putative shareholder class action lawsuit, In re Philip Morris International Inc. Securities Litigation, is pending in the United States District Court for the Southern District of New York, purportedly on behalf of purchasers of Philip Morris International Inc. stock between July 26, 2016 and April 18, 2018.  The lawsuit names Philip Morris International Inc. and certain officers and employees as defendants and includes allegations that the defendants made false and/or misleading statements and/or failed to disclose information about PMI’s business, operations, financial condition, and prospects, related to product sales of, and alleged irregularities in clinical studies of, PMI’s Platform 1 product.  The lawsuit seeks various forms of relief, including damages. In November 2018, the court consolidated three putative shareholder class action lawsuits with similar allegations previously filed in the Southern District of New York (namely, City of Westland Police and Fire Retirement System v. Philip Morris International Inc., et al., Greater Pennsylvania Carpenters’ Pension Fund v. Philip Morris International Inc., et al., and Gilchrist v. Philip Morris International Inc., et al.) into these proceedings. A putative shareholder class action lawsuit, Rubenstahl v. Philip Morris International Inc., et al., that had been previously filed in December 2017 in the United States District Court for the District of New Jersey, was voluntarily dismissed by the plaintiff due to similar allegations in these proceedings. On February 4, 2020, the court granted defendants’ motion in its entirety, dismissing all but one of the plaintiffs’ claims with prejudice.  The court noted that one of plaintiffs’ claims (allegations relating to four non-clinical studies of PMI’s Platform 1 product) did not state a viable claim but allowed plaintiffs to replead that claim by March 3, 2020.  On February 18, 2020, the plaintiffs filed a motion for reconsideration of the court's February 4th decision; this motion was denied on September 21, 2020. On September 28, 2020, plaintiffs filed an amended complaint seeking to replead allegations relating to four non-clinical studies of PMI's Platform 1 product. On September 10, 2021, the court granted defendant's motion to dismiss plaintiffs' amended complaint in its entirety. On December 26, 2023, the U.S. Court of Appeals for the Second Circuit upheld the dismissal of plaintiffs' claims.

On February 1, 2024, Philip Morris Products S.A. ("PMPSA") entered into a settlement agreement (the “Settlement Agreement”) with Nicoventures Trading Limited (“NTV”), an affiliate of British American Tobacco p.l.c. (“BAT”). Under the Settlement Agreement, PMPSA, NTV and their respective affiliates (the “Parties”) have agreed, among other things, to: (i) dismiss with prejudice, subject to certain limited exceptions, and without admission of liability certain pending legal proceedings (the “Proceedings”) between them and concerning certain of their respective products; (ii) request rescission of the limited exclusion order and the cease-and-desist order issued by the International Trade Commission (“ITC”) on September 29, 2021, and (iii) fully and finally discharge without admission of liability any injunctions granted to the Parties in the Proceedings.

In April 2020, affiliates of BAT commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al., in the federal court in the Eastern District of Virginia, where PMI's subsidiary, PMPSA, as well as Altria Group, Inc.'s subsidiaries, are defendants. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, PMPSA, Altria Group, Inc., and its subsidiaries before the ITC. Plaintiffs sought an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID/RD on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID/RD. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against PMPSA, prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. The Federal Circuit heard oral argument on defendants' appeal of the FD on October 3, 2022 and, on March 31, 2023, the Federal Circuit affirmed the FD. The Eastern District of Virginia and ITC cases filed by BAT are among the Proceedings to be dismissed pursuant to the Settlement Agreement including through the Parties’ request for rescission of the limited exclusion order and the cease-and-desist order issued by the ITC on September 29, 2021.

In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. The trial of Defendant PMPSA’s counterclaims took place from June 8-14, 2022 and, on June 15, 2022, the jury returned a verdict for PMPSA awarding approximately $10.8 million in damages for infringement up to December 31, 2021 of two PMPSA patents by BAT’s affiliate and two of BAT’s e-vapor products; the jury also found BAT’s affiliate did not infringe one of the two PMPSA patents and that the BAT affiliates had failed to prove one of the two PMPSA patents was invalid. PMPSA filed a motion for an injunction or, in the alternative, an ongoing royalty on August 12, 2022. On March 30, 2023, the court denied PMPSA's motion for an injunction and granted PMPSA an ongoing royalty against two of BAT's U.S. e-vapor products. On May 1, 2023, the court entered partial final judgment under Rule 54(b) on PMPSA's claim against BAT's affiliate. That same day, BAT's affiliate filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On May 10, 2023, PMPSA filed a notice of cross-appeal. This case is among the Proceedings to be dismissed pursuant to the Settlement Agreement. Upon petition of PMPSA, the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties have filed appeals of these PTAB results to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on July 13, 2023. On July 17, 2023, the Federal Circuit issued a decision summarily affirming PTAB’s decision to invalidate all challenged claims in one of the two patents underlying the ITC’s FD. The Federal Circuit issued the mandate notifying the USPTO to record the invalidity of the challenged claims on August 23, 2023. On September 14, 2023, the Federal Circuit issued a decision affirming the PTAB's decision finding certain claims in the second of the two patents underlying the ITC’s FD patentable.  PMPSA’s counterclaim in the Eastern District of Virginia challenging the validity of the remaining claims in the second of the two patents underlying the ITC’s FD is currently stayed. On July 21, 2022, PMPSA filed a Request for Rehearing of PTAB's November 2020 decision not to institute review of certain claims in the second of the two patents underlying the ITC's FD; PTAB denied the Request on October 13, 2022.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and PMPSA, in the Regional Court in Munich, Germany. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Germany. In June 2021, the court stayed the proceeding in respect of one of the two patents asserted by BAT’s Affiliate. Following the December 2022 confirmation of the revocation of the other BAT patent by the European Patent Office Board of Appeal, BAT withdrew its initial claim based on that patent; the stayed action based on the second patent remains pending and is stayed pending final resolution of the revocation action. This case is among the Proceedings to be dismissed pursuant to the Settlement Agreement.

In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against PMPSA and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.r.l., in the Court of Milan, Italy. Plaintiffs seek damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 blade heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 blade products in Italy. As part of this proceeding, in October 2020, BAT’s affiliates filed a request based on one of the two asserted patents seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Italy. In July 2022, the court dismissed plaintiffs’ request for preliminary injunction in its entirety and plaintiffs did not appeal this ruling. The merits proceeding remains pending; the next hearing is currently scheduled to occur in the first quarter of 2024. This case is among the Proceedings to be dismissed pursuant to the Settlement Agreement.

In October 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Japan, Limited, et al., against PMI’s Japanese subsidiary, Philip Morris Japan Limited, and a third-party distributor in the Tokyo District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade products in Japan. On December 23, 2022, the Court dismissed BAT’s claims with respect to one of the two patents that it asserted, finding no infringement; BAT filed an appeal of this dismissal. On September 21, 2023, the IP High Court issued its judgment dismissing BAT's appeal regarding the first patent. BAT appealed this decision to the Supreme Court on November 2, 2023. On November 29, 2023, the Tokyo District Court issued a first instance decision favorable to PMI, finding no infringement of the second patent BAT asserted and dismissing BAT's claim. BAT appealed this decision to the IP High Court on January 12, 2024. These cases are among the Proceedings to be dismissed pursuant to the Settlement Agreement.

In November 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Romania SRL, et al., against PMI’s Romanian subsidiaries, Philip Morris Romania S.R.L. and Philip Morris Trading S.R.L., and a third-party distributor in the Court of Law of Bucharest, Civil Registry. Plaintiffs seek damages and preliminary and permanent injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Romania. In February 2021, the court dismissed plaintiffs’ request for a preliminary injunction. In April 2021, the appellate court denied plaintiffs' appeal, confirming the dismissal of plaintiffs' request for preliminary injunction. Plaintiffs' proceeding requesting damages and a permanent injunction remains pending before the Court of Law of Bucharest, Civil Registry. In an October 14, 2021 hearing, the court stayed the proceeding. This case is among the Proceedings to be dismissed pursuant to the Settlement Agreement.

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs seek damages and injunctive relief against the commercialization of the Platform 1 blade heated tobacco units in South Korea. This case is among the Proceedings to be dismissed pursuant to the Settlement Agreement. On May 30, 2022, the Korean Patent Office issued a decision that all of the challenged claims in the patent asserted by Plaintiffs are invalid; Plaintiffs filed an appeal of this decision. Following BAT’s unsuccessful correction action at the Korean Patent Office, the court held the first hearing in the appeal of the infringement proceeding on September 12, 2023. An additional hearing in the appeal is currently scheduled to occur in the fourth quarter of 2024.

In July, 2021, PMPSA filed a claim at the High Court of Justice of England and Wales against BAT affiliates Nicoventures Trading Limited and British American Tobacco (Investments) Limited seeking revocation of the UK parts of two BAT European patents. In March, the BAT affiliates stated that they would consent to revocation of one of the patents and filed a counterclaim against PMPSA and Philip Morris Limited seeking from the court a declaration that the remaining BAT affiliate patent is infringed by Platform 1 induction products, as well as damages and injunctive relief against the commercialization of the Platform 1 induction products in the U.K. The trial took place from September 21-28, 2022. On October 25, 2023, the Court issued its decision finding that the remaining BAT patent was invalid and not infringed. BAT has elected not to appeal this decision.

Other patent challenges by both parties are pending in various jurisdictions.

On December 21, 2023, we were informed that Future Technology K.K. (“FTKK”) filed an application with Tokyo Customs against Sojitz Corporation (“Sojitz”), Philip Morris Japan Limited’s (“PMJL”) importer and distributor, due to alleged infringement of JP7299432. FTKK is seeking an order stopping the importation of TEREA consumables. At this time, FTKK is not seeking any monetary damages or costs. PMJL has entered an appearance in the proceeding as an interested party and filed its response to FTKK's application on January 31, 2024. We believe that this lawsuit is without merit and will defend it vigorously. On January 26, 2024, PMJL filed a declaratory judgment action in Tokyo District Court seeking a declaration that JP7299432 is invalid and/or infringed.

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

Note 19.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2023 and 2022. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2023 and 2022, were $13.3 billion and $11.9 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2023, 2022 and 2021, were $1.6 billion, $1.0 billion and $0.9 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2023, 2022 and 2021 the loss on sale of trade receivables was $49 million, $26 million and $9 million, respectively.

Note 20.

Asset Impairment and Exit Costs:

For the years ended December 31, 2023 and 2021, PMI recorded total pre-tax asset impairment and exit costs of $109 million and $216 million, respectively, related to restructuring activities. These pre-tax asset impairment and exit costs were included in marketing, administration and research costs on the consolidated statements of earnings. For the year ended December 31, 2022, PMI did not record any charges for asset impairment and exit costs related to restructuring activities.

For the year ended December 31, 2023, PMI recorded a pre-tax impairment charge on goodwill and other intangibles of $680 million within the Wellness and Healthcare segment. For the year ended December 31, 2022, PMI recorded a pre-tax impairment charge on other intangibles of $112 million within the Wellness and Healthcare segment. For further details, see Note 5. Goodwill and Other Intangible Assets, net.

For the year ended December 31, 2023, PMI recorded an impairment of certain long-lived assets in Ukraine. See Note 4. War in Ukraine for the impact of the war on PMI.

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

For the year ended December 31, 2021, PMI recorded pre-tax charges of $159 million related to the organizational design optimization. Since inception of this multi-phase restructuring project in January 2020 through December 31, 2021, approximately 1,020 positions in total were impacted, resulting in cumulative pre-tax charges of $308 million related to the organizational design optimization program. Of this cumulative pre-tax amount, $300 million related to separation program charges and $8 million related to asset impairment charges.

Asset Impairment and Exit Costs by Segment

During 2023 and 2021, PMI recorded the following pre-tax asset impairment and exit costs by segment related to restructuring activities:

(in millions)	2023	2021
Separation programs: (1)
Europe	$—	$72
SSEA, CIS & MEA	—	45
EA, AU & PMI DF	—	34
Americas	—	8
Swedish Match	—	—
Wellness and Healthcare	—	—
Total separation programs	—	159
Contract termination charges: (1)
Europe	35	—
SSEA, CIS & MEA	25	—
EA, AU & PMI DF	15	57
Americas	3	—
Swedish Match	—	—
Wellness and Healthcare	—	—
Total contract termination charges	78	57
Asset impairment charges (1)
Europe	14	—
SSEA, CIS & MEA	9	—
EA, AU & PMI DF	6	—
Americas	2	—
Swedish Match	—	—
Wellness and Healthcare	—	—
Total asset impairment charges	31	—
Asset impairment and exit costs	$109	216
(1) Organizational design optimization pre-tax charges in 2021 and e-vapor products manufacturing optimization charges in 2023 were allocated across all geographical segments.

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the year ended December 31, 2023 was as follows:

(in millions)
Liability balance, January 1, 2023	$40
Charges, net	78
Cash spent	(79)
Currency/other	(10)
Liability balance, December 31, 2023	$29

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2024.

Note 21.

Leases:

PMI has operating and finance leases that are principally for real estate (office space, warehouses and retail store space), machinery and equipment, and vehicles. Lease terms range from 1 year to 70 years, some of which include options to renew, which are reasonably certain to be renewed. Lease terms may also include options to terminate the lease. The exercise of a lease renewal or termination option is at PMI’s discretion.

PMI’s operating and finance leases at December 31, 2023 and 2022, were as follows:

	At December 31,
(in millions)	2023		2022
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets:
Machinery and equipment	$—	$111	$—	$123
Other assets	631	—	594	—
Total lease assets	$631	$111	$594	$123

Liabilities:
Current
Current portion of long-term debt	$—	$30	$—	$34
Accrued liabilities - Other	197	—	178	—
Noncurrent
Long-term debt	—	23	—	20
Income taxes and other liabilities	456	—	436	—
Total lease liabilities	$653	$53	$614	$54

The components of PMI’s lease cost were as follows for the years ended December 31, 2023, 2022 and 2021:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Operating lease cost	$266	$248	$259
Finance lease cost:
Amortization of right-of-use assets	49	83	54
Interest on lease liabilities	1	1	1
Short-term lease cost	59	59	55
Variable lease cost	28	23	25
Total lease cost	$403	$414	$394

Maturity of PMI’s lease liabilities, on an undiscounted basis, as of December 31, 2023, were as follows:

(in millions)	Operating Leases	Finance Leases
2024	$228	$31
2025	159	12
2026	109	6
2027	72	5
2028	45	2
Thereafter	163	—
Total lease payments	776	56
Less: Interest	123	3
Present value of lease liabilities	$653	$53

Other information related to PMI’s leases was as follows for the years ended December 31, 2023, 2022 and 2021:

	December 31,
(in millions)	2023		2022		2021
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities in operating cash flows (1)	$265	$—	$243	$—	$259	$—
Cash paid for amounts included in the measurement of lease liabilities in financing cash flows	$—	$27	$—	$76	$—	$26
Leased assets obtained in exchange for new lease liabilities	$205	$55	$255	$100	$64	$89
Weighted-average remaining lease term (years)	10.2	2.6	10.3	2.1	8.3	1.7
Weighted-average discount rate(2) (3)	5.1%	4.9%	3.4%	4.4%	3.6%	5.3%
(1) Cash paid included in the operating cash flows for finance leases is not material.
(2) PMI’s weighted-average discount rate for operating leases is based on its estimated pre-tax cost of debt adjusted for country-specific risk.
(3) PMI’s weighted-average discount rate for finance leases, excluding embedded leases, is based on its estimated pre-tax cost of debt adjusted for country-specific risk and where applicable the interest rate explicit in lease contracts.

Note 22.

Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's consolidated statement of cash flows. As of December 31, 2023 and 2022, the total amount due to suppliers participating in the SCF program was approximately $0.9 billion and $1.1 billion, respectively.

Note 23.

New Accounting Standards:

Improvements to Reportable Segment Disclosures
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses regularly provided to the chief operating decision maker that impact segment profit or loss.

The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. PMI is currently evaluating the impact of ASU 2023-07 on its disclosures.

Improvements to Income Tax Disclosures
On December 14, 2023, the FASB issued Accounting Standards Update ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. The ASU also requires disaggregated disclosures of federal, state and foreign income tax taxes paid.

ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. PMI is currently evaluating the impact of ASU 2023-09 on its disclosures.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Philip Morris International Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Acquisition of Swedish Match AB - Valuation of Trademarks and Customer Relationships

As described in Note 3 to the consolidated financial statements, the Company acquired a controlling interest in Swedish Match AB for consideration of $14.5 billion in 2022, which resulted in $7.9 billion of intangible assets being recorded, of which $7.8 billion relate to trademarks and customer relationships. Management applied significant judgment in estimating the fair value of intangible assets acquired, which involved the use of significant estimates and assumptions with respect to the revenue growth rates, royalty rates, and discount rates for trademarks, and revenue growth rates, profit margins, customer attrition rates, and discount rates for customer relationships.

The principal considerations for our determination that performing procedures relating to the valuation of trademarks and customer relationships acquired in the acquisition of Swedish Match AB is a critical audit matter are the significant judgment by management when developing the fair value estimate of the trademarks and customer relationships acquired, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions of revenue growth rates, royalty rates, and discount rates for trademarks, and revenue growth rates, profit margins, customer attrition rates, and discount rates for customer relationships. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the trademarks and customer relationships acquired and controls over the development of significant assumptions related to revenue growth rates, profit margins, customer attrition rates, royalty rates, and discount rates. These procedures also included, among others, testing management’s process for estimating the fair value of trademarks and customer relationships. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to revenue growth rates, profit margins, customer attrition rates, royalty rates, and discount rates. Evaluating the reasonableness of the revenue growth rates and profit margins involved considering the past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of management’s valuation methods, and the reasonableness of the customer attrition rate, royalty rate, and discount rate assumptions.

/S/ PRICEWATERHOUSECOOPERS SA
PricewaterhouseCoopers SA

Lausanne, Switzerland
February 8, 2024

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2023. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2023, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2023, as stated in their report herein.
February 8, 2024

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

Item 9B.Other Information.

On February 6, 2024, Jun Makihara informed PMI's board of directors (the “Board”) that he will not stand for re-election to the Board at our 2024 annual meeting of shareholders. Mr. Makihara’s decision not to stand for re-election to the Board was not a result of any disagreement with the Company.

During the three months ended December 31, 2023, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 8, 2024, that will be filed with the SEC on or about March 28, 2024 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.Directors, Executive Officers and Corporate Governance.

Information About Our Executive Officers as of February 8, 2024:

Name	Office	Age
Jacek Olczak	Chief Executive Officer	59
Massimo Andolina	President, Europe Region	55
Emmanuel Babeau	Chief Financial Officer	56
Werner Barth	President, Combustibles Category & Global Combustibles Marketing	59
Lars Dahlgren	President, Smoke-Free Oral Products & Chief Executive Officer Swedish Match	53
Frederic de Wilde	President, South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region	56
Reginaldo Dobrowolski	Vice President and Controller	49
Yann Guérin	Senior Vice President and General Counsel	47
Stacey Kennedy	President, Americas Region & CEO of PMI's U.S. Business	51
Paul Riley	President, East Asia, Australia, and PMI Duty Free Region	58
Stefano Volpetti	President, Smoke-Free Inhalable Products & Chief Consumer Officer	52

Jacek Olczak – Age 59

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

Massimo Andolina – Age 55

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

Emmanuel Babeau – Age 56

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

Werner Barth – Age 59

Mr. Barth was appointed as our President, Combustibles Category & Global Combustibles Marketing in November 2021. Mr. Barth joined PMI in 1990 as Marketing Trainee at Philip Morris Germany and throughout his career he progressed through various roles at PMI in marketing, product management, brand supervision and general management. Prior to his current position, from 2015, Mr. Barth held the role of Senior Vice President, Marketing & Sales, and from 2018, he held the role of Senior Vice President, Commercial.

Lars Dahlgren – Age 53

Mr. Dahlgren was appointed as our President Smoke-Free Oral Products and CEO Swedish Match in January 2023. Prior to PMI’s acquisition of Swedish Match, he served as President and Chief Executive Officer of Swedish Match since June 2008, and as its Chief Financial Officer and Senior Vice President from July 2004 until June 2008. Prior to that, from April 2004 to July 2004, he was Acting Chief Financial Officer and Vice President of Finance at Swedish Match. Mr. Dahlgren joined Swedish Match in 1996 and has been a member of its Group Management Team since 2004.

Frederic de Wilde – Age 56

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

Reginaldo Dobrowolski – Age 49

Mr. Dobrowolski was appointed as our Vice President and Controller in August 2021. From May 2019 until August 2021, Mr. Dobrowolski was our Vice President, Corporate Financial Planning, Data & Reporting. Prior to that, Mr. Dobrowolski held various roles in our Finance department, including Director Corporate Financial Planning & Reporting from October 2014 until May 2019.

Yann Guérin - Age 47

Mr. Guérin was appointed as Senior Vice President and General Counsel in July 2023, having served as Senior Vice President and Global Head of Law and Compliance for June 2023. Previously, he served as Vice President and Associate General Counsel, Corporate from July 2021 to May 2023; as Vice President and Associate General Counsel, South & Southern Asia from November 2019 to June 2021; and as Vice President and Associate General Counsel, Middle-East, Africa & Global Duty Free from January 2018 to October 2019. Prior to that, since joining PMI in 2006, Mr. Guérin held a variety of legal roles across the company’s businesses, regions and functions. Before joining PMI, he was an attorney at Skadden Arps.

Stacey Kennedy – Age 51

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

Paul Riley – Age 58

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

Stefano Volpetti – Age 52
Mr. Volpetti was appointed as our President Smoke-Free Inhalable Products & Chief Consumer Officer in January 2023, having served as President Smoke-Free Products Category & Chief Consumer Officer from November 2021. Mr. Volpetti joined PMI in June 2019 as Chief Consumer Officer. From February 2016 until May 2019, Mr. Volpetti served as the Vice President & Brand Franchise Leader of a multi-functional, global business unit at Procter & Gamble, a multinational consumer goods company. Mr. Volpetti spent 22 years at Procter & Gamble, progressing through various roles with increasing responsibility locally in Italy and Mexico, and on a regional level for the European market. Mr. Volpetti also served as Chief Marketing Officer at Luxottica Group S.p.A, an Italian eyewear conglomerate, in 2015.

Codes of Ethics and Corporate Governance

We have adopted a code of ethics, which we call the Code of Conduct. The Code of Conduct complies with requirements set forth in Item 406 of Regulation S-K, applies to all of our employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. We have also adopted a code of business conduct and ethics that applies to the members of our Board of Directors. These documents are available free of charge on our website at www.pmi.com.

In addition, we have adopted corporate governance guidelines and charters for our Audit and Risk, Compensation and Leadership Development, Science and Technology and Nominating and Corporate Governance committees of the Board of Directors. All of these documents are available free of charge on our website at www.pmi.com. Any waiver granted by Philip Morris International Inc. to its principal executive officer, principal financial officer or controller, or any person performing similar functions under our code of ethics, or certain amendments to the code of ethics, will be disclosed on our website at www.pmi.com.

The information on our website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filings made with the SEC.

Also refer to Board Operations and Governance—Committees of the Board, Election of Directors—Process for Nominating Directors, Election of Directors—Director Nominees and Stock Ownership Information and Availability of Reports, Other Matters and 2024 Annual Meetings—2024 Annual Meeting sections of the proxy statement.

Item 11.Executive Compensation.

Refer to Compensation Discussion and Analysis, Compensation Tables, Compensation of Directors, and Pay Ratio sections of the proxy statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2023, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,457,881	[1]	$—	23,047,756

1 Represents 4,603,321 shares of common stock that may be issued upon vesting of the restricted share units and 2,854,560 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

Also refer to Stock Ownership Information—Ownership of Equity Securities section of the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Election of Directors—Independence of Nominees sections of the proxy statement.

Item 14.Principal Accounting Fees and Services.

Refer to Audit and Risk Committee Matters section of the proxy statement.

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
Amendment and Extension Agreement, dated as of January 25, 2023, among PMI, the lenders named therein, and Citibank Europe PLC, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 30, 2023).

10.27	—
Amendment and Extension Agreement, dated as of September 20, 2023 among PMI, the lenders named therein, Citibank Europe PLC, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 20, 2023).

10.28	—	Amendment to the Term Loan Credit Agreement, dated as of November 10, 2023.[x]
10.29	—	Purchase Agreement with Altria Client Services LLC, effective October 19, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 20, 2022). **

10.30	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*
10.31	—	Pension Fund of Philip Morris in Switzerland (IC), effective January 1, 2022. (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.32	—
Summary of Supplemental Pension Plan of Philip Morris in Switzerland, effective December 15, 2022 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2022).*

10.33	—	Philip Morris International Inc. Amended and Restated Automobile Policy, dated as of September 1, 2023.*[x]
10.34	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.35	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*

10.36	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2017).*

10.37	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 the Annual Report on Form 10-K for the year ended December 31, 2020).*
10.38	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.38.*

10.39	—
Supplemental Letter to the Offer Letter with Drago Azinovic, dated December 4, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.40	—	Employment Agreement with Drago Azinovic, effective August 1, 2012. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.41	—
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

10.43	—
Separation Agreement and Release between Drago Azinovic and Philip Morris Products S.A., effective March 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023).*

10.44	—	Employment Agreement with Jorge Insuasty, effective January 1, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.45	—
Supplemental letter to the Employment Agreement with Jorge Insuasty, effective April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022)*

10.46	—
Supplemental Letter to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.46.*

10.47	—	Employment Agreement with Martin G. King, effective June 1, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*
10.48	—	Restricted Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed February 9, 2021).*
10.49	—	Performance Stock Unit Agreement (2021 Grant) (Martin G. King) (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed February 9, 2021).*
10.50	—	Separation Agreement and Release with Martin G. King, dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 20, 2021).*
10.51	—
Early Retirement Agreement and Release with Marc S. Firestone, effective November 3, 2020 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.52	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.52.*

10.53	—
Supplemental letter to the Employment Agreement with Jacek Olczak, effective April 1, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

10.54	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.54.*

10.55	—	Early Retirement and Release Agreement with Miroslaw Zielinski, effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2020).*

10.56	—	Employment Agreement with Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2020).*
10.57	—	Restricted Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed February 9, 2021).*
10.58	—	Performance Stock Unit Agreement (2021 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed February 9, 2021).*
10.59	—	Restricted Stock Unit Agreement (2022 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.60	—	Performance Stock Unit Agreement (2022 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.61	—	Employment Agreement with Frederic de Wilde, effective July 1, 2011 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.62	—
Supplemental Letter to the Employment Agreement with Frederic de Wilde, effective July 1, 2015 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.63	—	Employment Agreement with Stefano Volpetti, effective June 1, 2019 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*
10.64	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective June 1, 2019 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.65	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective November 1, 2021 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2021).*

10.66	—
Supplemental letter to the Employment Agreement with Stefano Volpetti, effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on form 10-Q for the quarter ended March 31, 2023).*

10.67	—
Supplemental letter to the Employment Agreement with Stefano Volpetti, effective April 1, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on form 10-Q for the quarter ended June 30, 2023).*

10.68	—
Supplemental Letter to the Employment Agreement with André Calantzopoulos, effective May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021). *

10.69	—
Supplemental Letter to the Employment Agreement with Jacek Olczak, effective May 5, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.70	—
Supplemental Letter to the Employment Agreement with Jacek Olczak, effective March 1, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*

10.71	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.72	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.73	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.74	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.75	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.76	—	Form of Restricted Stock Unit Agreement (2021 Grants) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed February 9, 2021).*
10.77	—	Form of Performance Share Unit Agreement (2021 Grants) (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed February 9, 2021).*

10.78	—	Form of Restricted Stock Unit Agreement (2023 Grant) (Emmanuel Babeau). (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.79	—	Form of Performance Share Unit Agreement (2023 Grant) (Emmanuel Babeau). (incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.80	—
Extension of Non-Competition Obligations for the Early Retirement Agreement with Miroslaw Zielinski, dated November 27, 2022. (incorporated by reference to Exhibit 10.80 to the Annual Report on Form 10-K for the year ended December 31, 2022).*

10.81	—
Supplemental Letter to the Employment Agreement with Frederic de Wilde, effective January 31, 2023 (incorporated by reference to Exhibit 10.81 to the Annual Report on Form 10-K for the year ended December 31, 2022).*

10.82	—	Employment Agreement with Frederic de Wilde, effective March 1, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.)*
10.83	—
Supplemental letter to the Employment Agreement with Frederic de Wilde, effective March 1, 2023 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.)*

10.84	—
Philip Morris International Inc.'s Executive Officer Severance Policy for Voluntary Termination (Resignation, Voluntary Early Retirement, Voluntary Normal Retirement), effective December 6, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 8, 2023).*

10.85	—	Philip Morris International Inc. 2022 Performance Incentive Plan, effective May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report filed on May 6, 2022).*
10.86	—	Form of Restricted Stock Unit Agreement (2022 Grants) (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.87	—	Form of Performance Share Unit Agreement (2022 Grants) (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*
10.88	—	Form of Restricted Stock Unit Agreement (2023 Grants) (incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.89	—	Form of Performance Share Unit Agreement (2023 Grants) (incorporated by reference to Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.90	—	Form of Restricted Stock Unit Agreement (by tranches) (2023 Grants) (incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K For the year ended December 31, 2022).*
10.91	—	Form of Restricted Stock Unit Agreement (2024 Grants).*[x]
10.92	—	Form of Performance Share Unit Agreement (2024 Grants).*[x]
10.93	—	Form of Restricted Stock Unit Agreement (by tranches) (2024 Grants).*[x]
10.94	—	Form of Restricted Stock Unit Agreement (2024 Grant) (Emmanuel Babeau).*[x]
10.95	—	Form of Performance Share Unit Agreement (2024 Grant) (Emmanuel Babeau).*[x]
10.96	—	Form of Restricted Stock Unit Agreement (2024 Grant) (Swedish Match).*[x]
10.97	—	Form of Performance Share Unit Agreement (2024 Grant) (Swedish Match).*[x]

10.98	Settlement Agreement between Philip Morris Products S.A. and Nicoventures Trading Limited, dated February 1, 2024.**[x]

21	—	Subsidiaries of Philip Morris International Inc.[x]
23	—	Consent of independent registered public accounting firm.[x]
31.1	—
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

32.1	—	Certification of the Registrant’s Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[x]
32.2	—	Certification of the Registrant’s Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.[x]
97	—	Philip Morris International Inc. Policy For Recovery of Erroneously Awarded Incentive Compensation, effective October 2, 2023, and Form of Acknowledgment and Agreement.[x]
101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	—	XBRL Taxonomy Extension Schema.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	—	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	—	XBRL Taxonomy Extension Label Linkbase.
101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase.
104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
(Jacek Olczak Chief Executive Officer)

Date: February 8, 2024

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacek Olczak, Emmanuel Babeau, and Darlene Quashie Henry and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2023, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACEK OLCZAK	Chief Executive Officer and Director	February 8, 2024
(Jacek Olczak)
/s/ EMMANUEL BABEAU	Chief Financial Officer	February 8, 2024
(Emmanuel Babeau)
/s/ REGINALDO DOBROWOLSKI	Vice President and Controller	February 8, 2024
(Reginaldo Dobrowolski)
/s/ ANDRÉ CALANTZOPOULOS	Executive Chairman	February 8, 2024
(André Calantzopoulos)
/s/ BONIN BOUGH	Director	February 8, 2024
(Bonin Bough)
/s/ MICHEL COMBES	Director	February 8, 2024
(Michel Combes)
/s/ DR. JUAN JOSÉ DABOUB	Director	February 8, 2024
(Juan José Daboub)

/s/ WERNER GEISSLER	Director	February 8, 2024
(Werner Geissler)
/s/ VICTORIA HARKER	Director	February 8, 2024
(Victoria Harker)
/s/ LISA A. HOOK	Director	February 8, 2024
(Lisa A. Hook)
/s/ JUN MAKIHARA	Director	February 8, 2024
(Jun Makihara)
/s/ KALPANA MORPARIA	Director	February 8, 2024
(Kalpana Morparia)
/s/ ROBERT B. POLET	Director	February 8, 2024
(Robert B. Polet)
/s/ DESSISLAVA TEMPERLEY	Director	February 8, 2024
(Dessislava Temperley)
/s/ SHLOMO YANAI	Director	February 8, 2024
(Shlomo Yanai)