Form 10-Q
period 2024-03-31
Philip Morris International Inc.
filed 2024-04-26
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 19, 2024, there were 1,554,556,966 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net revenues 1 & 2 (Notes 7 & 12)	$8,793	$8,019
Cost of sales	3,195	3,038
Gross profit	5,598	4,981
Marketing, administration and research costs (Note 15)	2,553	2,250
Operating income	3,045	2,731
Interest expense, net	299	230
Pension and other employee benefit costs (Note 3)	15	22
Earnings before income taxes	2,731	2,479
Provision for income taxes	676	428
Equity investments and securities (income)/loss, net	(191)	(51)
Net earnings	2,246	2,102
Net earnings attributable to noncontrolling interests	98	107
Net earnings attributable to PMI	$2,148	$1,995
Per share data (Note 6):
Basic earnings per share	$1.38	$1.28
Diluted earnings per share	$1.38	$1.28
(1) Includes net revenues from related parties of $860 million and $873 million for the three months ended March 31, 2024 and 2023, respectively
(2) Net of excise taxes of $11,839 million and $11,299 million for the three months ended March 31, 2024 and 2023, respectively

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net earnings	$2,246	$2,102
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(102) in 2024 and $52 in 2023	488	(255)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2024 and 2023 (Notes 11 &15)	42	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2024 and $(1) in 2023	—	2
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(9) in 2024 and $(7) in 2023	34	25
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(39) in 2024 and $(16) in 2023	178	59
(Gains) losses transferred to earnings, net of income taxes of $16 in 2024 and $6 in 2023	(46)	(29)
Total other comprehensive earnings (losses)	696	(198)
Total comprehensive earnings	2,942	1,904
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	44	(36)
Comprehensive earnings attributable to PMI	$2,898	$1,940

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$3,968	$3,060
Trade receivables (less allowances of $72 in 2024 and $79 in 2023) (1)	4,188	3,461
Other receivables (less allowances of $32 in 2024 and $35 in 2023)	864	930
Inventories:
Leaf tobacco	1,959	1,942
Other raw materials	2,162	2,293
Finished product	5,849	6,539
	9,970	10,774
Other current assets	1,884	1,530
Total current assets	20,874	19,755
Property, plant and equipment, at cost	16,545	17,080
Less: accumulated depreciation	9,344	9,564
	7,201	7,516
Goodwill (Note 4)	16,458	16,779
Other intangible assets, net (Note 4)	9,448	9,864
Equity investments (Note 12)	4,918	4,929
Deferred income taxes	950	814
Other assets (less allowances of $24 in 2024 and $25 in 2023) (Note 18)	5,466	5,647
TOTAL ASSETS	$65,315	$65,304

(1) Includes trade receivables from related parties of $702 million and $710 million as of March 31, 2024, and December 31, 2023, respectively. For further details, see Note 12. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023
LIABILITIES
Short-term borrowings (Note 10)	$279	$1,968
Current portion of long-term debt (Note 10)	5,425	4,698
Accounts payable	3,648	4,143
Accrued liabilities:
Marketing and selling	823	862
Taxes, except income taxes	5,799	7,514
Employment costs	925	1,262
Dividends payable	2,038	2,041
Other	2,409	2,737
Income taxes	822	1,158
Total current liabilities	22,168	26,383
Long-term debt (Note 10)	44,683	41,243
Deferred income taxes	2,664	2,335
Employment costs	2,824	3,046
Income taxes and other liabilities	1,539	1,743
Total liabilities	73,878	74,750
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2024 and 2023)	—	—
Additional paid-in capital	2,205	2,285
Earnings reinvested in the business	34,208	34,090
Accumulated other comprehensive losses (Note 11)	(11,065)	(11,815)
	25,348	24,560
Less: cost of repurchased stock (554,763,523 and 556,891,800 shares in 2024 and 2023, respectively)	35,657	35,785
Total PMI stockholders’ deficit	(10,309)	(11,225)
Noncontrolling interests	1,746	1,779
Total stockholders’ deficit	(8,563)	(9,446)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$65,315	$65,304

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,246	$2,102

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	367	299
Impairment of other intangibles (Note 4)	27	—
Deferred income tax (benefit) provision	76	(96)
Asset impairment and exit costs, net of cash paid (Note 15)	148	102
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	(890)	245
Inventories	527	(783)
Accounts payable	(181)	(145)
Accrued liabilities and other current assets	(1,797)	(2,705)
Income taxes	(79)	(88)
Pension plan contributions (Note 3)	(34)	(45)
Other	(169)	159
Net cash provided by (used in) operating activities	241	(955)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(417)	(279)
Equity investments	(20)	(8)
Collateral posted/settlements for derivatives, (paid)/returned (Note 5)	310	(164)
Other	(66)	(140)
Net cash provided by (used in) investing activities	(193)	(591)

(1) Includes amounts from related parties of $(45) million and $(76) million for March 31, 2024 and 2023, respectively

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(1,475)	$3,361
Issuances - maturities longer than 90 days	100	358
Repayments - maturities longer than 90 days	(284)	(138)
Repayments under credit facilities related to Swedish Match AB acquisition	—	(4,430)
Long-term debt proceeds	4,659	5,203
Long-term debt repaid	—	(682)
Dividends paid	(2,037)	(1,987)
Collateral received/settlements for derivatives, received/(returned)	260	(2)
Payments to acquire Swedish Match AB noncontrolling interests	—	(883)
Noncontrolling interests activity and Other (Note 18)	(88)	64
Net cash provided by (used in) financing activities	1,135	864
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(230)	(89)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	953	(771)
Balance at beginning of period	3,146	3,217
Balance at end of period	$4,099	$2,446

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $131 million and $18 million as of March 31, 2024 and 2023, respectively, and $86 million and $10 million as of December 31, 2023 and 2022, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2024 and 2023
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2023	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)
Net earnings			1,995			107	2,102
Other comprehensive earnings (losses), net of income taxes				(234)		36	(198)
Issuance of stock awards		(63)			116		53
Dividends declared ($1.27 per share)			(1,981)				(1,981)
Dividends paid to noncontrolling interests						(93)	(93)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 18)		21		179		(825)	(625)
Balances, March 31, 2023	$—	$2,188	$34,303	$(9,614)	$(35,801)	$1,871	$(7,053)
Balances, January 1, 2024	$—	$2,285	$34,090	$(11,815)	$(35,785)	$1,779	$(9,446)
Net earnings			2,148			98	2,246
Other comprehensive earnings (losses), net of income taxes				750		(54)	696
Issuance of stock awards		(80)			128		48
Dividends declared ($1.30 per share)			(2,030)				(2,030)
Dividends paid to noncontrolling interests						(76)	(76)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests		—		—		(1)	(1)
Balances, March 31, 2024	$—	$2,205	$34,208	$(11,065)	$(35,657)	$1,746	$(8,563)

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

Smoke-Free Business ("SFB”) is the term PMI uses to refer to all of its smoke-free products. SFB also includes wellness and healthcare products, as well as consumer accessories, such as lighters and matches.

Smoke-free products (also referred to herein as "SFPs") is the term PMI uses to refer to all of its products that provide nicotine without combusting tobacco, such as heat-not-burn, e-vapor, and oral smokeless, and that therefore generate far lower levels of harmful chemicals. As such, these products have the potential to present less risk of harm versus continued smoking.

"Platform 1" is the term PMI uses to refer to PMI’s smoke-free products that use a precisely controlled heating device into which a specially designed and proprietary tobacco unit is inserted and heated to generate an aerosol.

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

Following the combination and the progress in 2023 toward the integration of the Swedish Match business into PMI's existing regional structure, PMI updated in January 2024 its segment reporting by including the former Swedish Match segment results into the four existing geographical segments. The four existing geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region. The Wellness and Healthcare ("W&H") segment remained unchanged.

Certain prior years' amounts have been reclassified to conform with the current year's presentation as a result of the new segment structure discussed above. See Note 4. Goodwill and Other Intangible Assets, net, Note 7. Segment Reporting and Note 15. Asset Impairment and Exit Costs for further details. These reclassifications did not impact PMI’s consolidated financial position, results of operations or cash flows in any of the periods presented.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2023.

Note 2. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At March 31, 2024, shares available for grant under the 2022 Plan were 19,114,716.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2024, shares available for grant under the plan were 876,226.

Restricted share unit (RSU) awards

During the three months ended March 31, 2024 and 2023, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2024	1,975,480	$ 89.04	$47
2023	1,732,910	$ 102.01	$50

As of March 31, 2024, PMI had $274 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2024, 1,546,406 RSU awards vested. The grant date fair value of all the vested awards was approximately $128 million. The total fair value of RSU awards that vested during the three months ended March 31, 2024 was approximately $139 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2024 and 2023, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle.

The performance metrics for such PSU's granted during the three months ended March 31, 2023 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

The performance metrics, targets and relative weights for the PSU’s granted during the three months ended March 31, 2024 were the same as the PSU’s granted during the three months ended March 31, 2023, with the exception of adjustments made to certain components of the Sustainability Index intended to address PMI's developing sustainability strategy and reporting.

The PSU performance metrics may be adjusted if appropriate to reflect the impact of unusual or infrequently occurring events, including, to the extent significant, corporate transactions, accounting or tax law changes, asset write-downs, litigation or claim adjustments, foreign exchange gains and losses, unbudgeted capital expenditures and other such events.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2024 and 2023, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors	Compensation Expense Related to PSU Awards (in millions)
		(Per Share)	(Per Share)
2024	543,560	$ 89.01	$ 85.72	$31
2023	482,360	$ 102.02	$ 133.54	$27

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

	2024	2023
Average risk-free interest rate (a)	4.2%	4.1%
Average expected volatility (b)	19.9%	24.3%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

As of March 31, 2024, PMI had $62 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2024, 909,262 PSU awards vested. The grant date fair value of all the vested awards was approximately $86 million. The total fair value of PSU awards that vested during the three months ended March 31, 2024 was approximately $82 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Net pension costs (income)	$(19)	$(12)
Net postemployment costs	31	30
Net postretirement costs	3	4
Total pension and other employee benefit costs	$15	$22

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2024	2023
Service cost	$55	$43
Interest cost	59	66
Expected return on plan assets	(101)	(90)
Amortization:
Net loss	23	12
Net periodic pension cost	$36	$31
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $34 million were made to the pension plans during the three months ended March 31, 2024. Currently, PMI anticipates making additional contributions during the remainder of 2024 of approximately $88 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 4. Goodwill and Other Intangible Assets, net:

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI DF	Americas	Wellness & Healthcare	Total
Balances at December 31, 2023	$4,173	$2,877	$492	$8,847	$390	$16,779
Changes due to:
Currency	(247)	(61)	(12)	6	(7)	(321)
Balances, March 31, 2024	$3,926	$2,816	$480	$8,853	$383	$16,458

As discussed in Note 1. Background and Basis of Presentation, PMI updated in January 2024 its segment reporting by including the former Swedish Match segment results into its geographical segments. As a result, the December 31, 2023 goodwill balance in the table above included the reclassification of the former Swedish Match segment to the Europe and Americas segments.

At March 31, 2024, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB, Fertin Pharma A/S and Vectura Group plc., as well as acquisitions in Greece, Indonesia, Mexico, the Philippines and Serbia.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Intangible Assets

Details of other intangible assets were as follows:

		March 31, 2024			December 31, 2023
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,392		$4,392	$4,543		$4,543
Amortizable intangible assets:
Trademarks	16 years	2,185	$794	1,391	2,267	$784	1,483
Developed technology, including patents	7 years	747	330	417	774	329	445
Customer relationships and other	11 years	3,753	505	3,248	3,843	450	3,393
Total other intangible assets		$11,077	$1,629	$9,448	$11,427	$1,563	$9,864

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico. The decrease since December 31, 2023 was mainly due to currency movements of $119 million and a pre-tax impairment charge of $27 million primarily for an in-process research and development project in the Wellness and Healthcare segment. The pre-tax impairment charge during the three months ended March 31, 2024 was recorded in marketing, administration and research costs on PMI's condensed consolidated statements of earnings.

The decrease in the gross carrying amount of amortizable intangible assets from December 31, 2023, was primarily due to currency movements of $204 million.

The change in the accumulated amortization from December 31, 2023, was mainly due to the 2024 amortization of $120 million, partially offset by currency movements of $54 million. The amortization of intangibles for the three months ended March 31, 2024 was recorded in cost of sales ($16 million) and in marketing, administration and research costs ($104 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be approximately $479 million or less, assuming no additional transactions occur that require the amortization of intangible assets. Additionally, the estimated future amortization expense could significantly increase following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc., (see Note 18, Acquisitions) the accounting for which will depend on the facts and circumstances effective May 1, 2024, when PMI will hold the full rights.

Note 5. Financial Instruments:

Overview

PMI operates globally with manufacturing and sales facilities in various locations around the world and is exposed to risks such as changes in foreign currency exchange rates and interest rates. As a result, PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, (collectively referred to as "foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in foreign currency exchange and interest rates related to net investments in foreign operations, third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Egyptian pound, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Russian ruble and Swiss franc.

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

These foreign exchange contracts, interest rate contracts and commodity contracts are collectively referred to as "derivative contracts". PMI is not a party to leveraged derivatives and, by policy, does not use derivative financial instruments for speculative purposes. Substantially all of PMI's derivative financial instruments are subject to master netting arrangements, whereby the right to offset occurs in the event of default by a participating party. While these contracts contain the enforceable right to offset through close-out netting rights, PMI elects to present them on a gross basis in the condensed consolidated balance sheets. Collateral associated with these arrangements is in the form of cash and is unrestricted. Changes in collateral posted are included in cash flows from investing activities and changes in collateral received are included in cash flows from financing activities. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged, both at inception and throughout the hedged period. PMI formally documents the nature and relationships between the hedging instruments and hedged items, as well as its risk-management objectives, strategies for undertaking the various hedge transactions and method of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, the significant characteristics and expected terms of the forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it were deemed probable that the forecasted transaction would not occur, the gain or loss would be recognized in earnings.

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At March 31, 2024	At December 31, 2023
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$22,910	$21,987
Interest rate contracts	1,000	3,600
Commodity contracts	17	20

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	16,185	17,658
Total	$40,112	$43,265

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	March 31, 2024	December 31, 2023	Balance Sheet Classification	March 31, 2024	December 31, 2023
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$488	$345	Other accrued liabilities	$79	$249
	Other assets	264	153	Income taxes and other liabilities	236	449
Interest rate contracts	Other current assets	—	1	Other accrued liabilities	42	78
	Other assets	—	—	Income taxes and other liabilities	29	18
Commodity contracts	Other current assets	—	—	Other accrued liabilities	8	5
	Other assets	—	—	Income taxes and other liabilities	2	1
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	236	85	Other accrued liabilities	72	425
	Other assets	1	—	Income taxes and other liabilities	61	143
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$989	$584		$529	$1,368
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(377)	(374)		(377)	(374)
Cash collateral received/pledged		(380)	(109)		(102)	(551)
Net amount		$232	$101		$50	$443

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at March 31, 2024 and December 31, 2023.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2024 and 2023, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2024	2023		2024	2023	2024	2023
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$166	$10	Net revenues	$29	$12
			Cost of sales	—	—
			Marketing, administration and research costs	24	16
			Interest expense, net	(3)	(3)
Interest rate contracts	54	65	Interest expense, net	12	10
Commodity contracts	(3)	—	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(11)	$3
Net investment hedges (b):
Foreign exchange contracts	453	(258)	Interest expense, net (c)			72	63
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			44	90
			Marketing, administration and research costs (d)			512	(16)
Total	$670	$(183)		$62	$35	$617	$140
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are partially offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2024, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of March 31, 2024 was $926 million, and is recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $71 million as of March 31, 2024.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2024 and 2023, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $5 million and $1 million, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

Other Derivatives

PMI has entered into derivative contracts to hedge the foreign currency exchange and interest rate risks related to intercompany loans between certain subsidiaries and third-party loans. While effective as economic hedges, no hedge accounting is applied for these contracts; therefore, the gains (losses) relating to these contracts are reported in PMI’s condensed consolidated statements of earnings. Settlements of other derivative contracts are included primarily in cash flows from investing activities on PMI's condensed consolidated statements of cash flows.

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2024	2023
Gain/(loss) as of January 1,	$241	$266
Derivative (gains)/losses transferred to earnings	(46)	(29)
Change in fair value	178	59
Gain/(loss) as of March 31,	$373	$296

At March 31, 2024, PMI expects $157 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Investments

A certain PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $117 million at March 31, 2024. For the three months ended March 31, 2024, the unrealized pre-tax gains (losses) on these investments were immaterial.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2024	2023
Net earnings attributable to PMI	$2,148	$1,995
Less distributed and undistributed earnings attributable to share-based payment awards	6	6
Net earnings for basic and diluted EPS	$2,142	$1,989
Weighted-average shares for basic EPS	1,553	1,552
Plus contingently issuable performance stock units (PSUs)(1)	2	1
Weighted-average shares for diluted EPS	1,555	1,553
(1) Including rounding adjustment

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2024 and 2023 computations, there were no antidilutive stock awards.

Note 7. Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. Excluding the Wellness and Healthcare segment, PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible tobacco and smoke-free product categories sold in the region. As discussed in Note 1. Background and Basis of Presentation, PMI updated in January 2024 its segment reporting by including the former Swedish Match segment results into the four existing geographical segments. The four existing geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region. The Wellness and Healthcare segment remained unchanged.

PMI’s chief operating decision maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region, excluding Wellness and Healthcare products. Business operations in the Wellness and Healthcare segment are evaluated separately.

PMI disaggregates its net revenues from contracts with customers by product category for each of PMI's four geographical segments. For the Wellness and Healthcare business, Vectura Fertin Pharma, net revenues from contracts with customers are included in the Wellness and Healthcare segment. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2024	2023
Net revenues:
Europe	$3,365	$3,068
SSEA, CIS & MEA	2,658	2,477
EA, AU & PMI DF	1,684	1,520
Americas	996	868
Wellness and Healthcare	90	86
Net revenues	$8,793	$8,019
Operating income (loss):
Europe	$1,456	$1,215
SSEA, CIS & MEA	772	734
EA, AU & PMI DF	763	637
Americas	99	183
Wellness and Healthcare	(45)	(38)
Operating income	$3,045	$2,731

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2024	2023
Net revenues:
Combustible tobacco:
Europe	$1,931	$1,815
SSEA, CIS & MEA	2,346	2,154
EA, AU & PMI DF	597	689
Americas	534	566
Total combustible tobacco	5,407	5,223
Smoke-free:
Smoke-free excluding Wellness and Healthcare:
Europe	1,434	1,253
SSEA, CIS & MEA	312	323
EA, AU & PMI DF	1,087	831
Americas	462	302
Total Smoke-free excluding Wellness and Healthcare	3,296	2,710
Wellness and Healthcare	90	86
Total Smoke-free	3,386	2,796

Total PMI net revenues	$8,793	$8,019
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs – See Note 15. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the three months ended March 31, 2024 and 2023.
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
•Swedish Match AB acquisition accounting related items – In the first quarter of 2023, PMI recorded $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Americas segment.

Net revenues related to combustible tobacco refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of PMI's cigarettes and other tobacco products that are combusted. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos, and do not include smoke-free products.

Net revenues related to smoke-free, excluding wellness and healthcare, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of PMI's products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories.

Net revenues related to wellness and healthcare consist of operating revenues generated from the sale of products primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of PMI's Wellness and Healthcare business, Vectura Fertin Pharma.

Note 8. Contingencies:
Tobacco and/or Nicotine-Related Litigation
Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, and others that have been named as parties in certain cases and that we have agreed to defend, as well as to pay costs and some or all of judgments, if any, that may be entered against them. Pursuant to the terms of the Distribution Agreement between Altria Group, Inc. (“Altria”) and PMI, PMI will indemnify Altria and Philip Morris USA Inc. (“PM USA”), a U.S. tobacco subsidiary of Altria, for tobacco product claims based in substantial part on products manufactured by PMI or contract manufactured for PMI by PM USA, and PM USA will indemnify PMI for tobacco product claims based in substantial part on products manufactured by PM USA, excluding tobacco products contract manufactured for PMI.
It is possible that there could be adverse developments in pending cases against us and our subsidiaries. An unfavorable outcome or settlement of pending tobacco or nicotine-related litigation could encourage the commencement of additional litigation.
Damages claimed in some of the tobacco-related litigation are significant and, in certain cases in Canada and Nigeria, range into the billions of U.S. dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. While, as discussed below, we have to date been largely successful in defending tobacco-related litigation, litigation is subject to uncertainty. Additionally, as reported further below, beginning in March 2024, litigation related to oral nicotine products was filed against us and our subsidiary before certain courts in the United States.
We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, except as

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
stated otherwise in this Note 8. Contingencies, it is reasonably possible that an unfavorable outcome in a case may occur. Legal defense costs are expensed as incurred.
It is possible that our consolidated financial statements, including our results of operations, cash flows or financial position could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, we and each of our subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.
After assessing the information available to it, except as stated otherwise in this Note 8. Contingencies, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending combustible tobacco product-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending combustible tobacco product-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.
CCAA Proceedings and Stay of Combustible Tobacco Product-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp., and Imperial Tobacco Canada Limited, sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019. As part of the CCAA proceedings, there is currently a comprehensive stay up to and including September 30, 2024 of all combustible tobacco product-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, as the parties work towards a plan of arrangement or compromise in a confidential mediation, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all combustible tobacco product-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period. While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings will provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all combustible tobacco product-related litigation pending in Canada. It is not possible to predict the resolution of the underlying legal proceedings or the length of the CCAA process.

Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Blais Class Action"). The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.3 billion) including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $66,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $165 million) to cover both the Létourneau and Blais cases, which RBH has

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $552 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $9.8 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2.0 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $801 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Létourneau Class Action").  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $95 million) in punitive damages, allocating CAD 46 million (approximately $34 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million (approximately $42 million), including interest to RBH. See the Blais description above for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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

Combustible tobacco products litigation

Since 1995, 622 combustible tobacco product-related cases, including Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions, have been filed against a PMI entity, 547 of those cases have been terminated in our favor,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and the balance of 75 remains pending. Of those pending cases, four were initially decided in favor of plaintiffs and remain on appeal, or are subject to an appeal. These four cases include the Blais Class Action and the Létourneau Class Action, described above under the caption "Smoking and Health Litigation — Canada," and two individual cases where final resolution in the amount of the verdict would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

Pending claims related to combustible tobacco products generally fall within the following categories:
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
As of March 31, 2024, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•44 cases brought by individual plaintiffs in Argentina (29), Canada (2), Chile (12), and Turkey (1), compared with 46 such cases on March 31, 2023; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on March 31, 2023.

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
As of March 31, 2024, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on March 31, 2023.

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

In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges, among other things, that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. The Appellate court granted the Plaintiff a de novo appeal in 2021 and determined that the appellate proceedings will take place in stages: wrongful conduct/product defect allegations first, then causation and finally issues such as standing/direct action.

Label-Related Cases: These cases, brought only by individual plaintiffs, allege that the use of the descriptor “Lights” or other alleged misrepresentations or omissions of labeling information constitute fraudulent and misleading conduct. Plaintiffs' allegations of liability in these cases are based on various theories of recovery including misrepresentation, deception, and breach of consumer protection laws. Plaintiffs seek various forms of relief including restitution, injunctive relief, and compensatory and other damages. Defenses raised include lack of causation, lack of reliance, assumption of the risk, and statute of limitations.

As of March 31, 2024, there were 4 label-related cases brought by individual plaintiffs in Italy (1) and Chile (3) pending against our subsidiaries, compared with 6 such cases on March 31, 2023.

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

As of March 31, 2024, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on March 31, 2023.

In a public civil action in Venezuela, Federation of Consumers and Users Associations (“FEVACU”), et al. v. National Assembly of Venezuela and the Venezuelan Ministry of Health, Constitutional Chamber of the Venezuelan Supreme Court, filed

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
April 29, 2008, we were not named as a defendant, but the plaintiffs published a notice pursuant to court order, notifying all interested parties to appear in the case. In January 2009, our subsidiary appeared in the case in response to this notice. The plaintiffs purport to represent the right to health of the citizens of Venezuela and claim that the government failed to protect adequately its citizens' right to health. The claim asks the court to order the government to enact stricter regulations on the manufacture and sale of tobacco products. In addition, the plaintiffs ask the court to order companies involved in the tobacco industry to allocate a percentage of their “sales or benefits” to establish a fund to pay for the health care costs of treating smoking-related diseases. In October 2008, the court ruled that plaintiffs have standing to file the claim and that the claim meets the threshold admissibility requirements. In December 2012, the court admitted our subsidiary and a subsidiary of British American Tobacco plc as interested third parties. In February 2013, our subsidiary answered the complaint. On February 27, 2024, the Attorney General of Venezuela filed, on behalf of defendants, a motion to dismiss the case for lack of prosecution.

U.S. Government Matter: The U.S. government contacted Altria and PM USA in connection with an agreement between PMI and Altria to end their commercial relationship with respect to Platform 1 in the U.S. as of April 30, 2024 (“Altria Agreement"). Altria and PM USA are parties to a 2006 order in the United States District Court for the District of Columbia holding that they violated the Racketeer Influenced and Corrupt Organizations Act (“2006 Order”). PMI was not a defendant in that proceeding. The 2006 Order imposed injunctive relief on defendants including, but not limited to, enjoining false, misleading, or deceptive statements concerning cigarettes; prohibiting express or implied health statements for any cigarette brand; and requiring defendants to make certain corrective statements at point-of sale and on websites. The 2006 Order also imposed restrictions on defendants from selling or transferring their cigarette brands, brand names, cigarette product formulas or cigarette businesses without the transferee submitting to the jurisdiction of the court and subjecting itself to the 2006 Order as of the date of sale or transfer. The U.S. government informed Altria that it believed the transaction contemplated by the Altria Agreement falls within the scope of this provision and that, before it can be effectuated, PMI must submit to the 2006 Order. To date, the U.S. government has not pursued the matter with or sought any relief from the court, and we believe that there are strong arguments as to why the provision cited by the U.S. government is inapplicable to the Altria Agreement.

Smoke-Free Products-Related Litigation

Claims have been filed against PMI and a subsidiary related to ZYN nicotine pouches. These cases were filed either on behalf of an individual plaintiff, or on behalf of a purported class of individuals. Plaintiffs assert a variety of common law and statutory claims, and seek various forms of relief, including monetary and equitable relief.

In the first case, a putative class action, Wolters v. Swedish Match North America LLC, et al., filed March 1, 2024, before United States District Court for the Southern District of California, plaintiff alleged, among other things, addiction to nicotine and dental harm resulting from the use of ZYN nicotine pouches. The named defendants were PMI and Swedish Match North America LLC. Plaintiff purported to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of California who purchased ZYN products, and (iii) all residents of California who, at the time of their use of ZYN products, were under the age of 18, and who procured and used ZYN products. He alleged, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserted strict liability design defect and failure to warn claims, as well as negligence and fraud claims and sought compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On April 9, 2024, plaintiff voluntarily dismissed this lawsuit without prejudice.

In the second case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. He alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the third case, a putative class action, Doe v. Philip Morris International Inc., et al., filed March 29, 2024, before United States District Court for the Eastern District of California, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of California who used ZYN products, and (iv) all residents of California who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts fraud, unjust enrichment, breach of implied warranty, and breach of consumer protection, unfair competition and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the fourth case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. He alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.2 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $32.4 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Both our subsidiary and the Public Prosecutor filed an appeal of the trial court's decision. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.3 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has also filed an appeal challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. Thailand is required to refund any payment made by our subsidiary in excess of any fine asserted by the courts.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $535 million). In May 2017, Thailand enacted a new customs

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.5 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

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

In April 2020, affiliates of BAT commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Altria Client Services LLC, et al.,  in the federal court in the Eastern District of Virginia, where PMI's subsidiary, PMPSA, as well as Altria Group, Inc.'s subsidiaries, were defendants. Plaintiffs sought damages and injunctive relief against the commercialization of the Platform 1 blade products in the United States.  In April 2020, BAT affiliates filed a complaint against PMI, PMPSA, Altria Group, Inc., and its subsidiaries before the ITC. Plaintiffs sought an order to prevent the importation of Platform 1 products into the United States. The ITC evidentiary hearing closed on February 1, 2021. On May 14, 2021, the administrative law judge issued an Initial and Recommended Determination ("ID/RD") finding that the Platform 1 blade products infringe two of the three patents asserted by Plaintiffs, recommending that the ITC issue a Limited Exclusion order against infringing products, and recommending against a cease-and-desist, as well as recommending against a bond pending Presidential review of the ITC's Final Determination ("FD"). Defendants and Plaintiffs filed separate Petitions for Review with the ITC of the ID/RD on May 28, 2021; on July 27, 2021, the ITC granted each of the petitions in part, deciding to review certain issues in the ID/RD. Plaintiffs and Defendants also submitted brief statements of the public interest factors in issue to the ITC on June 15, 2021. On September 29, 2021, the ITC issued its FD finding a violation of section 337 of the U.S. Tariff Act and issued (a) a limited exclusion order against PMPSA, prohibiting, inter alia, the importation of Platform 1 product and infringing components; and (b) a cease-and-desist order against Altria Client Services, LLC and its affiliate prohibiting, inter alia, sales of imported Platform 1 products. The ITC predicated the orders on its finding that Platform 1 blade products infringe two patents owned by a BAT affiliate. The ITC also found that Platform 1 blade products do not infringe a third patent owned by a BAT affiliate. The ITC further held that there were insufficient concerns over public interest to prevent the issuance of remedial orders. Following the Presidential Review period, the orders became effective and Defendants filed a petition for review of the FD with the U.S. Court of Appeals for the Federal Circuit. Defendants also filed motions in the ITC and Federal Circuit for a stay of the orders pending disposition of the appeal; the ITC denied the motion on January 20, 2022 and the Federal Circuit denied the motion on January 25, 2022. The Federal Circuit heard oral argument on defendants' appeal of the FD on October 3, 2022 and, on March 31, 2023, the Federal Circuit affirmed the FD. The Eastern District of Virginia proceeding and related Federal Circuit appeals were dismissed pursuant to the Settlement Agreement. Also pursuant to the Settlement Agreement, the parties filed a joint motion to rescind the limited exclusion order and the cease-and-desist order issued by the ITC on September 29, 2021, which was granted on March 11, 2024.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the Eastern District of Virginia case, the defendants also counterclaimed that BAT infringed their patents relating to certain e-vapor products, seeking damages for, and injunctive relief against, the commercialization of these products by BAT. The trial of Defendant PMPSA’s counterclaims took place from June 8-14, 2022 and, on June 15, 2022, the jury returned a verdict for PMPSA awarding approximately $10.8 million in damages for infringement up to December 31, 2021 of two PMPSA patents by BAT’s affiliate and two of BAT’s e-vapor products; the jury also found BAT’s affiliate did not infringe one of the two PMPSA patents and that the BAT affiliates had failed to prove one of the two PMPSA patents was invalid. PMPSA filed a motion for an injunction or, in the alternative, an ongoing royalty on August 12, 2022. On March 30, 2023, the court denied PMPSA's motion for an injunction and granted PMPSA an ongoing royalty against two of BAT's U.S. e-vapor products. On May 1, 2023, the court entered partial final judgment under Rule 54(b) on PMPSA's claim against BAT's affiliate. That same day, BAT's affiliate filed a notice of appeal to the U.S. Court of Appeals for the Federal Circuit. On May 10, 2023, PMPSA filed a notice of cross-appeal. As noted above, these appeals were dismissed pursuant to the Settlement Agreement. Upon petition of PMPSA, the Patent Trial and Appeal Board ("PTAB") of the United States Patent and Trademark Office has instituted review of certain claims pertaining to four of the six patents asserted by BAT affiliates in both proceedings. On January 11, 2022, PTAB issued its final decision on one of the two patents underlying the ITC's FD, invalidating all challenged claims of BAT's patent. On March 30, 2022, PTAB issued its final decision on the second of the two patents underlying the ITC's FD, finding the challenged claims patentable. The parties filed appeals of these PTAB results to the U.S. Court of Appeals for the Federal Circuit. Oral argument was held on July 13, 2023. On July 17, 2023, the Federal Circuit issued a decision summarily affirming PTAB’s decision to invalidate all challenged claims in one of the two patents underlying the ITC’s FD. The Federal Circuit issued the mandate notifying the USPTO to record the invalidity of the challenged claims on August 23, 2023. On September 14, 2023, the Federal Circuit issued a decision affirming the PTAB's decision finding certain claims in the second of the two patents underlying the ITC’s FD patentable.  PMPSA’s counterclaim in the Eastern District of Virginia challenging the validity of the remaining claims in the second of the two patents underlying the ITC’s FD was stayed pending resolution of a related PTAB appeal. As noted above, the Eastern District of Virginia proceeding was dismissed pursuant to the Settlement Agreement. On July 21, 2022, PMPSA filed a Request for Rehearing of PTAB's November 2020 decision not to institute review of certain claims in the second of the two patents underlying the ITC's FD; PTAB denied the Request on October 13, 2022.

In April 2020, BAT’s affiliate commenced patent infringement proceedings, Nicoventures Trading Limited v. PM GmbH, et al., against PMI’s German subsidiary, Philip Morris GmbH, and PMPSA, in the Regional Court in Munich, Germany. Plaintiffs sought damages and injunctive relief against the commercialization of the Platform 1 blade products in Germany. In June 2021, the court stayed the proceeding in respect of one of the two patents asserted by BAT’s Affiliate. Following the December 2022 confirmation of the revocation of the other BAT patent by the European Patent Office Board of Appeal, BAT withdrew its initial claim based on that patent; the stayed action based on the second patent was stayed pending final resolution of the revocation action. The remaining case was dismissed pursuant to the Settlement Agreement.

In September 2020, BAT’s affiliates commenced patent infringement and unfair competition proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Products S.A., et al., against PMPSA and PMI’s Italian subsidiaries, Philip Morris Manufacturing & Technology Bologna S.p.A. and Philip Morris Italia S.r.l., in the Court of Milan, Italy. Plaintiffs sought damages, as well as injunctive relief against the manufacture in Italy of the Platform 1 blade heated tobacco units allegedly infringing the asserted patents and the commercialization of the Platform 1 blade products in Italy. As part of this proceeding, in October 2020, BAT’s affiliates filed a request based on one of the two asserted patents seeking preliminary injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Italy. In July 2022, the court dismissed plaintiffs’ request for preliminary injunction in its entirety and plaintiffs did not appeal this ruling. The case was dismissed pursuant to the Settlement Agreement.

In October 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Japan, Limited, et al., against PMI’s Japanese subsidiary, Philip Morris Japan Limited, and a third-party distributor in the Tokyo District Court. Plaintiffs sought damages and injunctive relief against the commercialization of the Platform 1 blade products in Japan. On December 23, 2022, the Court dismissed BAT’s claims with respect to one of the two patents that it asserted, finding no infringement; BAT filed an appeal of this dismissal. On September 21, 2023, the IP High Court issued its judgment dismissing BAT's appeal regarding the first patent. BAT appealed this decision to the Supreme Court on November 2, 2023. On November 29, 2023, the Tokyo District Court issued a first instance decision favorable to PMI, finding no infringement of the second patent BAT asserted and dismissing BAT's claim. BAT appealed this decision to the IP High Court on January 12, 2024. These cases were dismissed pursuant to the Settlement Agreement.

In November 2020, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Romania SRL, et al., against PMI’s Romanian subsidiaries, Philip Morris Romania S.R.L. and Philip Morris Trading

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
S.R.L., and a third-party distributor in the Court of Law of Bucharest, Civil Registry. Plaintiffs sought damages and preliminary and permanent injunctive relief against the manufacture and commercialization of the Platform 1 blade products in Romania. In February 2021, the court dismissed plaintiffs’ request for a preliminary injunction. In April 2021, the appellate court denied plaintiffs' appeal, confirming the dismissal of plaintiffs' request for preliminary injunction. Plaintiffs' proceeding requesting damages and a permanent injunction remained pending before the Court of Law of Bucharest, Civil Registry. In an October 14, 2021 hearing, the court stayed the proceeding. This case was dismissed pursuant to the Settlement Agreement. On February 2, 2024, the parties filed a request that the Court revoke the stayed status of the file. Simultaneously, BAT filed a request to renounce claims in full. As per applicable procedural rules, the Court took notice of the requests and closed the file in a hearing held on April 18, 2024.

In March 2021, BAT’s affiliates commenced patent infringement proceedings, RAI Strategic Holdings, Inc., et al. v. Philip Morris Korea, Co., Ltd., against PM Korea in the Seoul Central District Court. Plaintiffs sought damages and injunctive relief against the commercialization of the Platform 1 blade heated tobacco units in South Korea. On May 30, 2022, the Korean Patent Office issued a decision that all of the challenged claims in the patent asserted by Plaintiffs are invalid; Plaintiffs filed an appeal of this decision. Following BAT’s unsuccessful correction action at the Korean Patent Office, the court held the first hearing in the appeal of the infringement proceeding on September 12, 2023. A hearing was held by the IP High Court on December 21, 2023, for BAT's appeal of the decisions in the invalidation proceeding and claim correction proceeding. On February 7, 2024, the IP High Court issued a decision dismissing BAT's appeal for both the invalidation action and the claim correction action. BAT elected not to appeal either the invalidation or claim correction decisions, so the IP High Court's decision is now final. The infringement proceeding was dismissed pursuant to the Settlement Agreement.

On December 21, 2023, we were informed that Future Technology K.K. (“FTKK”) filed an application with Tokyo Customs against Sojitz Corporation (“Sojitz”), Philip Morris Japan Limited’s (“PMJL”) importer and distributor, due to alleged infringement of JP7299432. FTKK is seeking an order stopping the importation of TEREA consumables. At this time, FTKK is not seeking any monetary damages or costs. PMJL has entered an appearance in the proceeding as an interested party and filed its response to FTKK's application on January 31, 2024. The Customs hearing is currently scheduled for May 28, 2024. We believe that this lawsuit is without merit and will defend it vigorously. On January 26, 2024, PMJL filed a declaratory judgment action in Tokyo District Court seeking a declaration that JP7299432 is invalid and/or infringed. The declaratory judgment action is ongoing.

Other patent challenges are pending in various jurisdictions.

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

PMI’s effective tax rates for the three months ended March 31, 2024 and 2023 were 24.8% and 17.3%, respectively. The effective tax rate for the three months ended March 31, 2024, was unfavorably impacted by a deferred tax charge for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($111 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity and an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($43 million), partially offset by a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI's investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela ($47 million). For further details on PMI's ceased operations in Venezuela, see Note 15. Asset Impairment and Exit Costs.

Changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which recommended changes to numerous long-

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
standing tax principles. As of March 31, 2024, many countries have enacted the OECD’s framework on a global minimum tax (referred to as “Pillar Two”), effective for taxable years beginning after December 31, 2023. PMI has determined that Pillar Two should not have a material impact on its 2024 consolidated financial statements.

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

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 3.9 trillion Indonesian rupiah (approximately $245 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2015 to 2020. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at March 31, 2024 and December 31, 2023.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 10. Indebtedness:
Short-term Borrowings:

At March 31, 2024 and December 31, 2023, PMI’s short-term borrowings and related average interest rates consisted of the following:

	March 31, 2024		December 31, 2023
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$149	5.7%	$1,685	5.6%
Bank loans	130	10.7	283	8.9
	$279		$1,968

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Long-term Debt:

At March 31, 2024 and December 31, 2023, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2024	December 31, 2023
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.529%), due through 2044	$34,932	$30,272
Foreign currency obligations:
Euro notes, 0.125% to 3.125% (average interest rate 1.877%), due through 2039	8,277	8,526
Swiss franc note, 1.625%, due 2024	276	299
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 4.454%), due through 2027	5,934	6,121
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	221	236
Other (average interest rate 6.146%), due through 2031 (a)	468	487
Carrying value of long-term debt	50,108	45,941
Less current portion of long-term debt	5,425	4,698
	$44,683	$41,243
(a) Includes long-term bank loans at subsidiaries, as well as $45 million and $53 million in finance leases at March 31, 2024 and December 31, 2023, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At March 31, 2024, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	March 31, 2024
Level 1	$42,335
Level 2	6,477

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2023.

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

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of March 31, 2024 and December 31, 2023, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses.

Debt Issuances
PMI's debt issuances in the first three months of 2024 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$750	4.750%	February 2024	February 2027
U.S. dollar notes	(a)	$1,000	4.875%	February 2024	February 2029
U.S. dollar notes	(a)	$1,250	5.125%	February 2024	February 2031
U.S. dollar notes	(a)	$1,750	5.250%	February 2024	February 2034
(a) Interest is payable semi-annually, commencing in August 2024

The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper and to refinance certain of our outstanding notes due in 2024.

Revolving Credit Facilities:
At March 31, 2024, PMI's total committed revolving credit facilities were as follows:

(in billions)
Type	Committed Revolving Credit Facilities
364-day revolving credit, expiring January 28, 2025	$1.7
Multi-year revolving credit, expiring February 10, 2026 (1)	2.0
Multi-year revolving credit, expiring September 29, 2026 (2) (3)	2.5
Total facilities	$6.2
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

At March 31, 2024, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.1 billion at March 31, 2024, and approximately $2.7 billion at December 31, 2023. Borrowings under these arrangements and other bank loans amounted to $130 million at March 31, 2024, and $283 million at December 31, 2023.

Note 11. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	March 31, 2024	December 31, 2023	March 31, 2023
Currency translation adjustments	$(8,883)	$(9,467)	$(8,120)
Pension and other benefits	(2,555)	(2,589)	(1,790)
Derivatives accounted for as hedges	373	241	296
Total accumulated other comprehensive losses	$(11,065)	$(11,815)	$(9,614)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2024 and 2023. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments, Note 15. Asset Impairment and Exit Costs for disclosures related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses and Note 18. Acquisitions (Transactions With Noncontrolling Interests) for disclosures related to currency translation adjustments

Note 12. Related Parties - Equity Investments and Other:

Equity Method Investments:

At March 31, 2024 and December 31, 2023, PMI had total equity method investments of $1,227 million and $1,309 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2024 and December 31, 2023, exceeded our share of the investees' book value by $853 million and $907 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at March 31, 2024 and December 31, 2023 of $22 million and $31 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At March 31, 2024, PMI received no year-to-date dividends from equity method investees. At December 31, 2023, PMI received year-to-date dividends from equity method investees of $57 million.

PMI holds a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of March 31, 2024 had a carrying value of $389 million. While as of March 31, 2024, there have been no impairment indicators based on the business’ performance, there are still risks related to this investment as the fair value of these assets is difficult to predict due to the volatility in foreign currency and commodity markets, supply chain, and current economic, political and social conditions. Additionally, there was approximately $570 million of cumulative foreign currency translation losses associated with Megapolis Distribution BV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of March 31, 2024.

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

Equity securities:

On March 22, 2019, PMI’s wholly owned subsidiary in Canada, Rothmans, Benson & Hedges Inc. (“RBH”) obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act ("CCAA"), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees. The administration of the CCAA process, principally relating to the powers provided to the court under the CCAA and the oversight provided by the court appointed monitor, removes certain elements of control of the business from both PMI and RBH. As a result, PMI determined that it no longer had a controlling financial interest over RBH as defined in ASC 810 (Consolidation), and deconsolidated RBH as of the date of the CCAA filing. For further details, see Note 8. Contingencies.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $544 million at March 31, 2024. Unrealized pre-tax gain (loss) of $169 million ($126 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the three months ended March 31, 2024.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2024	2023

Net revenues:
Megapolis Group	$520	$588
Other	340	285
Net revenues (a)	$860	$873

Expenses:
Other	$40	$50
Expenses	$40	$50
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At March 31, 2024	At December 31, 2023

Receivables:
Megapolis Group	$467	$474
Other	235	236
Receivables	$702	$710

Payables:
Other	$26	$18
Payables	$26	$18
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 13. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2024 and March 31, 2023. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2024 and 2023, were $2.7 billion and $2.9 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2024 and March 31, 2023, were $701 million, and $970 million, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2024 and 2023, the loss on sale of trade receivables was $12 million and $10 million, respectively.

Note 14. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2024 and December 31, 2023, these amounts were as follows:

(in millions)	As of and For the Three Months Ended March 31, 2024	As of and For the Year Ended December 31, 2023
Balance at beginning of period	$80	$104
Changes due to:
Warranties issued	22	60
Settlements	(18)	(83)
Currency/Other	—	(1)
Balance at end of period	$84	$80

Note 15. Asset Impairment and Exit Costs:

For the three months ended March 31, 2024 and 2023, PMI recorded total pre-tax asset impairment and exit costs of $168 million and $109 million, respectively, related to restructuring activities. These 2024 and 2023 pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings.

Platform 1 (IQOS) products sourcing for the U.S. market

On February 1, 2024 a subsidiary of PMI entered into a settlement agreement (the “Settlement Agreement”) with Nicoventures Trading Limited (“NTV”), an affiliate of British American Tobacco p.l.c. (“BAT”). In accordance with its terms, the parties to the Settlement Agreement filed a joint motion to rescind the limited exclusion order and the cease-and-desist order issued by the International Trade Commission (“ITC”) on September 29, 2021, which was granted on March 11, 2024. Prior to their rescission, the orders prohibited the importation and sales of imported Platform 1 products to the United States of America (for further details of the Settlement Agreement, ITC order and its rescission, see Note 8. Contingencies). As a result, PMI has initiated a project in the first quarter of 2024 to restructure the sourcing of Platform 1 products to commercialize IQOS in the United States. For further details on IQOS commercialization in the U.S. and the related agreement with Altria Group, Inc (“Altria”), see Note 8. Contingencies and Note 18. Acquisitions.

During the first quarter of 2024, PMI recorded pre-tax asset impairment and exit costs of $121 million related to this restructuring activity. This amount included contract termination costs with suppliers of $61 million, including prepaid commitments of $20 million. The amount also included asset impairment costs of $60 million, primarily related to machinery and equipment and other assets, which were non-cash charges.

Venezuela

In the first quarter of 2024, PMI ceased its operations in Venezuela and as a result, recorded pre-tax asset impairment and exit costs of $47 million. The amount primarily included non-cash charges related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses of $38 million and asset impairment charge of $5 million related to

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
land and buildings. This amount also included contract termination, severance and other related costs of $4 million, which were paid in cash.

For details on the income tax impact of the transaction, see Note 9. Income Taxes.

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

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Three Months Ended March 31,
	2024	2023
Reclassification of accumulated foreign currency translation losses from other comprehensive losses:
Americas	$38	$—
Total reclassification of accumulated foreign currency translation losses from other comprehensive losses	38	—
Contract termination charges:
Europe	—	34
SSEA, CIS & MEA	—	23
EA, AU & PMI DF	—	14
Americas	65	7
Total contract termination charges	65	78
Asset impairment charges:
Europe	—	13
SSEA, CIS & MEA	—	9
EA, AU & PMI DF	—	5
Americas	65	4
Total asset impairment charges	65	31
Asset impairment and exit costs	$168	$109

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the three months ended March 31, 2024 was as follows:

(in millions)
Liability balance, January 1, 2024	$29
Charges, net	65
Cash spent	(20)
Prepaid commitments	(20)
Currency/other	(1)
Liability balance, March 31, 2024	$53

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2025, with approximately $45 million expected to be paid in the remainder of 2024.

Note 16. Leases:

The components of PMI’s lease cost were as follows for the three months ended March 31, 2024 and 2023:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Operating lease cost	$66	$67
Finance lease cost:
Amortization of right-of-use assets	25	14
Short-term lease cost	16	14
Variable lease cost	7	7
Total lease cost	$114	$102

Note 17. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of March 31, 2024 and December 31, 2023, the total amount due to suppliers participating in the SCF program was approximately $0.8 billion and $0.9 billion, respectively.

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

Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. ("Altria") to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024, PMI will hold the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of $2.7 billion, of which $1.0 billion was paid at the inception of the agreement and the remaining $1.7 billion (plus interest, at a per annum rate equal to six percent (6%)), was paid on July 14, 2023. The cash consideration paid has been accounted for within other assets in PMI's condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. PMI will finalize the accounting for this transaction by assigning the consideration to the respective assets in May 2024, when PMI can exercise its ability to commercialize IQOS in the U.S. For further details on PMI's agreement with Altria, see Note 8. Contingencies.

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

Improvements to Income Tax Disclosures
On December 14, 2023, the FASB issued Accounting Standards Update ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. The ASU also requires disaggregated disclosures of federal, state and foreign income taxes paid.

ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. PMI is currently evaluating the impact of ASU 2023-09 on its disclosures.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international tobacco company, actively delivering a smoke-free future. We are evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products. Since 2008, we have invested over $12.5 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. The U.S. Food and Drug Administration (the "FDA") has authorized versions of our IQOS devices and consumables, and Swedish Match's General snus, as Modified Risk Tobacco Products ("MRTPs"). We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Following the combination and the progress in 2023 toward the integration of the Swedish Match business into PMI's existing regional structure, PMI updated in January 2024 its segment reporting by including the former Swedish Match segment results into the four existing geographical segments. Our four geographical segments are as follows:
•Europe Region;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA");
•East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and
•Americas Region.

The Wellness and Healthcare segment ("W&H"), which includes the operating results of our Vectura Fertin Pharma business, remains unchanged.

Our cigarettes are sold in approximately 175 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands.

Smoke-Free Business ("SFB”) is the term PMI uses to refer to all of its smoke-free products. SFB also includes wellness and healthcare products, as well as consumer accessories, such as lighters and matches.

Smoke-free products (also referred to herein as "SFPs") is the term PMI uses to refer to all of its products that provide nicotine without combusting tobacco, such as heat-not-burn, e-vapor, and oral smokeless, and that therefore generate far lower levels of harmful chemicals. As such, these products have the potential to present less risk of harm versus continued smoking.

IQOS is the leading brand in our SFPs portfolio. As of December 31, 2023, our smoke-free products were available for sale in 84 markets.

In 2021, we laid the foundation for our long-term growth ambitions beyond nicotine in wellness and healthcare, including through acquisitions of Vectura Group plc ("Vectura") and Fertin Pharma A/S ("Fertin Pharma"), which provide essential capabilities for future product development. Now, with a strong foundation and significant expertise in life sciences, we aim to expand into wellness and healthcare in areas such as inhalable drugs, nicotine-replacement therapy, consumer wellness products, medical and pharmaceutical cannabinoids, and non-recreational cannabinoid products (including CBD), in line with applicable regulatory requirements.

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

In 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. Thereafter, PMI will hold the full rights to commercialize IQOS in the U.S. On July, 14, 2023, we made the final payment to Altria under the terms of the agreement. For further details, see Note 18. Acquisitions.

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

Impairment and Exit Costs

On February 2, 2024, PMI announced that it reached a global settlement with British American Tobacco p.l.c. The settlement led to the rescission of International Trade Commission orders prohibiting the importation of IQOS products to the U.S. As a result, PMI has restructured the sourcing of IQOS products to be commercialized in the U.S., and recorded pre-tax asset impairment and exit costs of $121 million related to this restructuring during the first quarter of 2024.

In the first quarter of 2024, PMI ceased its operations in Venezuela and as a result, recorded pre-tax asset impairment and exit costs of $47 million.

Consolidated Operating Results for the Three Months Ended March 31, 2024

•Net Revenues - Net revenues of $8.8 billion for the three months ended March 31, 2024 increased by $0.8 billion, or 9.7%, from the comparable 2023 amount. The change in our net revenues from the comparable 2023 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 9.7%. Net revenues, excluding currency, increased by 12.1%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher HTU and ZYN volume, partially offset by lower cigarette volume, as well as a favorable comparison to 2023 reflecting a charge in the first quarter of 2023 of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Other." The termination of a distribution arrangement in the Middle East is further described in the following "Diluted Earnings Per Share" discussion.

Net revenues by product category for the three months ended March 31, 2024 and 2023, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the three months ended March 31, 2024, from the comparable 2023 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended March 31, 2023	$1.28
2023 Asset impairment and exit costs	0.06
2023 Amortization of intangibles	0.04
2023 Termination of distribution arrangement in the Middle East	0.04
2023 Swedish Match AB acquisition accounting related items	0.01
2023 Income tax impact associated with Swedish Match AB financing	(0.05)
Subtotal of 2023 items	0.10
2024 Asset impairment and exit costs	(0.09)
2024 Amortization of intangibles	(0.06)
2024 Impairment of other intangibles	(0.01)
2024 Fair value adjustment for equity security investments	0.08
2024 Income tax impact associated with Swedish Match AB financing	(0.07)
2024 Tax items	0.03
Subtotal of 2024 items	(0.12)
Currency	(0.20)
Interest	(0.03)
Change in tax rate	(0.02)
Operations	0.37
For the three months ended March 31, 2024	$1.38	7.8%

Asset impairment and exit costs – During the three months ended March 31, 2023, we recorded pre-tax asset impairment and exit costs of $109 million, representing $96 million net of income tax and a diluted EPS charge of $0.06 per share, related to a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. During the three months ended March 31, 2024, we recorded pre-tax asset impairment and exit costs of $168 million, representing $141 million net of income tax and a diluted EPS charge of $0.09 per share, related to the restructuring of the sourcing of IQOS products to be commercialized in the U.S., and the cessation of our operations in Venezuela. For further details, see Note 15. Asset Impairment and Exit Costs.

Amortization of intangibles – During the first quarter of 2023 and 2024, we recorded amortization of intangible expense of $81 million (representing $64 million net of income tax or $0.04 per share decrease in diluted EPS) and $120 million (representing $95 million net of income tax or $0.06 per share decrease in diluted EPS), respectively. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

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

Swedish Match AB acquisition accounting related items – During the first quarter of 2023, we recorded pre-tax purchase accounting adjustments of $18 million related to the sale of acquired inventories stepped up to fair value (representing $13 million net of income tax and a diluted EPS charge of $0.01 per share). These pre-tax adjustments were recorded in cost of sales in the condensed consolidated statements of earnings for the three months ended March 31, 2023.

Impairment of other intangibles – During the first quarter of 2024, we recorded an impairment charge of $27 million (representing $20 million net of income tax or $0.01 per share decrease in diluted EPS), primarily reflecting the impairment of non-amortizable intangible assets related to an in-process research and development project in the Wellness and Healthcare segment. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

Fair value adjustment for equity security investments – During the first quarter of 2024, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka ($0.08 per share increase in diluted EPS). For further details, see Note 12. Related Parties - Equity Investments and Other.

Income taxes – The Income tax impact associated with Swedish Match financing that increased our 2023 diluted EPS by $0.05 per share and decreased our 2024 diluted EPS by $0.07 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity. The 2024 tax items that increased our 2024 diluted EPS by $0.03 per share in the table above were due to a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI’s investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela. The change in the tax rate that decreased our diluted EPS by $0.02 per share in the table above was primarily due to increases in U.S. state tax expense and repatriation cost differences, partially offset by changes in earnings mix by taxing jurisdiction.

As of March 31, 2024, many countries have enacted the OECD’s framework on a global minimum tax (referred to as “Pillar Two”). PMI has determined that Pillar Two should not have a material impact on its 2024 consolidated financial statements. For further details, see Note 9. Income Taxes.

Currency – The unfavorable impact of $0.20 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen and Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

The unfavorable currency impact in the first quarter of 2024 included a $0.09 impact from the devaluation of the Egyptian pound, including a transactional impact of approximately $0.06 primarily related to the balance sheet remeasurement of foreign currency payables.

Interest – The unfavorable impact of $0.03 per share from interest in the table above was due primarily to higher average debt levels and higher average interest rates on debt.

Operations – The increase in diluted EPS of $0.37 from our operations in the table above was due primarily to the following segments:

•EA, AU & PMI DF: Favorable pricing, favorable volume/mix and lower shipping costs;
•Europe: Favorable pricing and favorable volume/mix, partly offset by higher manufacturing costs;
•SSEA, CIS & MEA: Favorable pricing and favorable volume/mix, partly offset by higher manufacturing costs; and
•Americas: Favorable volume/mix, partly offset by higher marketing and administration costs.
For further details, see the “Consolidated Operating Results” and “Operating Results by Business Segment” sections of the following “Discussion and Analysis.”

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Consolidated Operating Results
See pages 82-94 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2024	2023
Net revenues:
Europe	$3,365	$3,068
SSEA, CIS & MEA	2,658	2,477
EA, AU & PMI DF	1,684	1,520
Americas	996	868
Wellness and Healthcare	90	86
Net revenues	$8,793	$8,019
Operating income (loss):
Europe	$1,456	$1,215
SSEA, CIS & MEA	772	734
EA, AU & PMI DF	763	637
Americas	99	183
Wellness and Healthcare	(45)	(38)
Operating income	$3,045	$2,731

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2024	2023	Change
Combustible tobacco:
Europe	$1,931	$1,815	6.4%
SSEA, CIS & MEA	2,346	2,154	8.9%
EA, AU & PMI DF	597	689	(13.4)%
Americas	534	566	(5.6)%
Total combustible tobacco	5,407	5,223	3.5%
Smoke-free:
Smoke-free excluding Wellness and Healthcare:
Europe	1,434	1,253	14.4%
SSEA, CIS & MEA	312	323	(3.5)%
EA, AU & PMI DF	1,087	831	30.8%
Americas	462	302	52.9%
Total Smoke-free excluding Wellness and Healthcare	3,296	2,710	21.6%
Wellness and Healthcare	90	86	4.7%
Total Smoke-free	3,386	2,796	21.1%

Total PMI net revenues	$8,793	$8,019	9.7%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:
•Asset impairment and exit costs – See Note 15. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the three months ended March 31, 2024 and 2023.
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
•Swedish Match AB acquisition accounting related items – In the first quarter of 2023, PMI recorded $18 million pre-tax purchase accounting adjustments related to the sale of acquired inventories stepped up to fair value included in the Americas segment.
Net revenues related to combustible tobacco refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. These net revenue amounts consist of the sale of our cigarettes and other tobacco products that are combusted. Other tobacco products primarily include roll-your-own and make-your-own cigarettes, pipe tobacco, cigars and cigarillos and do not include smoke-free products.

Net revenues related to smoke-free, excluding wellness and healthcare, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories.

Net revenues related to wellness and healthcare consist of operating revenues generated from the sale of products primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems that are included in the operating results of our

Wellness and Healthcare business, Vectura Fertin Pharma.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the five segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization and impairment of intangibles. “Cost/Other” also includes the currency-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the SSEA, CIS & MEA Region and the revenue adjustment for the termination of a distribution arrangement in the Middle East.

Our consolidated shipment volume is shown in the table below:

Consolidated Shipment Volume
	For the Three Months Ended March 31,
Cigarettes and Heated Tobacco Units (million units)	2024	2023	Change
Cigarettes	143,191	143,708	(0.4)%
Heated Tobacco Units	33,134	27,396	20.9%
Total Cigarettes and Heated Tobacco Units	176,325	171,104	3.1%

Oral SFP Volume (million cans) (1)
Nicotine Pouches	145.7	81.3	79.3%
Snus	61.4	55.6	10.5%
Moist Snuff	34.4	35.2	(2.3)%
Other Oral SFP	1.0	1.3	(16.6)%
Total Oral Products	242.6	173.3	40.0%
(1) Excluding snuff, snuff leaf and U.S. chew
Note: Sum may not foot due to roundings

Following the deconsolidation of our Canadian subsidiary, we continue to report the volume and corresponding royalty revenues of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include HEETS, Next, Philip Morris and Rooftop. The volume and corresponding royalty revenues of these brands sold by RBH were not material to PMI for all periods presented.

Heated tobacco units ("HTUs") is the term we use to refer to heated tobacco consumables, which include our BLENDS, DELIA, HEETS, HEETS Creations, HEETS Dimensions (defined collectively as HEETS), SENTIA, TEREA, TEREA CRAFTED and TEREA Dimensions, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). HTUs also include zero tobacco heat-not-burn consumables (LEVIA).

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

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry (or total market) and market shares throughout this "Discussion and Analysis" are our estimates for tax-

paid products based on the latest available data from a number of internal and external sources and may, in defined instances, exclude China and/or our duty free business.

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

Key market data regarding total market size, our shipments and market share of cigarettes and heated tobacco units are shown in the table below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (%)(2)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Total (1) (2)	616.1	614.2	176.3	171.1	143.2	143.7	33.1	27.4	28.0	27.2	5.2	4.5
Europe
France	6.3	7.5	2.6	3.8	2.5	3.7	—	0.1	40.2	42.3	0.6	0.8
Germany (3)	16.1	15.9	6.3	6.0	5.3	5.5	1.0	0.5	39.9	39.4	6.3	5.4
Italy (3)	17.5	17.2	8.0	8.9	5.7	6.9	2.2	2.0	52.5	53.8	17.7	16.8
Poland (3)	14.1	13.4	6.1	5.5	4.8	4.3	1.3	1.2	42.9	40.9	9.0	9.4
Spain	9.7	9.9	2.8	2.9	2.6	2.7	0.2	0.2	28.9	29.1	2.7	2.1
SSEA, CIS & MEA
Egypt	19.3	22.5	5.3	5.8	5.0	5.6	0.3	0.2	27.1	25.6	1.9	1.2
Indonesia	73.6	69.2	20.2	19.8	20.0	19.7	0.2	0.1	27.5	28.6	0.3	0.1
Philippines	10.2	11.5	5.5	6.7	5.4	6.6	0.1	0.1	53.2	57.7	0.7	0.5
Russia	46.7	44.9	15.5	14.7	11.5	10.9	4.0	3.8	32.4	31.2	9.5	8.3
Turkey	30.1	26.2	16.0	12.8	16.0	12.8	—	—	53.3	48.9	—	—
EA, AU & PMI DF
Australia	1.4	1.9	0.5	0.7	0.5	0.7	—	—	37.6	35.8	—	—
Japan (2)	35.7	35.3	17.9	14.8	4.3	4.7	13.6	10.1	41.1	39.5	29.4	26.3
South Korea	16.5	16.9	3.4	3.3	2.0	2.1	1.4	1.2	20.4	19.6	8.2	6.8
Americas
Argentina	7.1	7.7	4.4	4.9	4.4	4.9	—	—	61.5	62.9	—	—
Mexico	6.2	6.1	3.7	3.7	3.7	3.7	—	—	59.8	60.5	0.8	0.5

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share, with historical total/HTU results: Italy Q2 53.6%/17.1%, Q3 53.4%/16.0%, Q4 53.7%/17.2%; Poland Q2 41.1%/8.6%, Q3 42.0%/8.4%, Q4 43.8%/9.9%

Consolidated Operating Results for the Three Months Ended March 31, 2024
The following discussion compares our consolidated operating results for the three months ended March 31, 2024, with the three months ended March 31, 2023.

Total Market

During the quarter, estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs increased by 0.3%, reflecting increases in the SSEA, CIS & MEA Region and the EA, AU & PMI DF Region, partly offset by a decrease in the Americas Region and the Europe Region, as described in the Regional sections of this MD&A.

For the full year 2024, we currently expect an estimated total international industry volume decline for cigarettes and HTUs, excluding China and the U.S., of -2% to flat.

Shipment Volume

Our total cigarette and HTU shipment volume increased by 3.1%, reflecting a 20.9% increase in HTU shipments across all regions, partly offset by a 0.4% decline in cigarette shipments, with declines across all regions except the SSEA, CIS & MEA Region. Cigarette shipment volume for Marlboro increased by 1.7% to 56.9 billion units.

Our total oral product shipment volume in cans increased by 40.0%, primarily reflecting growth in nicotine pouches (primarily in the U.S.) and snus (mainly in Scandinavia).

For the full year 2024, we currently expect the total cigarette, HTU and oral smoke-free product shipment volume growth for PMI of flat to +1% driven by smoke-free products.

For the full year 2024, we also expect nicotine pouch shipment volume in the U.S. of approximately 560 million cans.
Nicotine pouch products reflect 15 pouches per can in the U.S. and 21 pouches per can outside the U.S. Oral smoke-free product volume excludes snuff, snuff leaf and U.S. chew and is measured in cans or, for the purposes of total shipment volumes, in pouches or pouch equivalents.

Adjusted in-market sales for HTUs increased by 12.5%, including growth in Japan of 13.3% and Europe of 9.4%. A net favorable impact of estimated distributor inventory movements for HTUs shipments was driven most significantly by additional shipments to Japan in light of disruption to Red Sea shipping routes.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	First-Quarter
	2024	2023	Change (pp)
Total International Market Share (1)	28.0%	27.2%	0.8
Cigarettes	22.9%	22.7%	0.2
HTU	5.2%	4.5%	0.7

Cigarette over Cigarette Market Share (2)	24.5%	24.2%	0.3

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to roundings.

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Cur-rency	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$8,793	$8,019	9.7%	12.1%	$774	$(194)	$—	$449	$464	$55
Cost of Sales (2)	(3,195)	(3,038)	(5.2)%	(5.4)%	(157)	8	—	—	(169)	4
Marketing, Administration and Research Costs (3)	(2,553)	(2,250)	(13.5)%	(7.2)%	(303)	(142)	—	—	—	(161)
Operating Income	$3,045	$2,731	11.5%	23.5%	$314	$(328)	$—	$449	$295	$(102)
(1) Cost/Other variance includes charges in 2023 of $80 million following the termination of a distribution arrangement in the Middle East.
(2) Cost/Other variance includes charges in 2023 of $18 million related to a Swedish Match AB acquisition accounting related items.
(3) Cost/Other variance includes charges in 2024 and 2023 of $168 million and $109 million related to asset impairment and exit costs, respectively, as well as the 2024 impairment of other intangibles of $27 million. For more details, see Note 4. Goodwill and Other Intangible Assets, net and Note 15. Asset Impairment and Exit Costs.

During the quarter, net revenues increased by 9.7%. Net revenues, excluding currency, increased by 12.1%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher HTU and ZYN volume, partially offset by lower cigarette volume, as well as a favorable comparison to 2023 reflecting a charge in the first quarter of 2023 of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Other."

The unfavorable currency in net revenues was due primarily to the Egyptian pound, Japanese yen and Russian ruble, partially offset by the Euro.

Net revenues include $3.4 billion in 2024 and $2.8 billion in 2023 related to smoke-free.

Operating income increased by 11.5%. Operating income, excluding currency, increased by 23.5%, primarily reflecting: a favorable pricing variance and favorable volume/mix, mainly driven by higher HTU and ZYN volume, partly offset by lower cigarette volume and unfavorable cigarette mix, as well as a favorable comparison to 2023 reflecting a charge in 2023 of $80 million following the termination of a distribution arrangement in the Middle East and charges in 2023 of $18 million related to a Swedish Match AB acquisition accounting related item. The increase was partly offset by higher amortization of intangibles in 2024, higher asset impairment and exit costs in 2024, higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages) and higher manufacturing costs.

Amortization expense on a pre-tax basis for each of the next five years is estimated to be approximately $479 million or less, assuming no additional transactions occur that require the amortization of intangible assets. Additionally, the estimated future amortization expense could significantly increase following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. (see Note 18. Acquisitions and the "Business Environment" section of this MD&A), the accounting for which will depend on the facts and circumstances effective May 1, 2024, when PMI will hold the full rights. We currently estimate that the incremental increase in amortization expense in 2024, as a result of the reacquisition of IQOS commercialization rights in the U.S., will be approximately $370 million on a pre-tax basis for the remaining 8 months of the year. For full year 2025 through 2028, we currently estimate that this incremental increase will be approximately $555 million on a pre-tax basis.

Interest expense, net, of $299 million increased by $69 million or 30.0%, primarily due to higher average debt levels and higher average interest rates on debt.

Our effective tax rate increased by 7.5 percentage points to 24.8%. For further details, see Note 9. Income Taxes. PMI estimates that its full-year 2024 effective tax rate will be approximately 21% to 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future legislative or regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Income from equity investments and securities increased by $140 million or over 100%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka.

Net earnings attributable to PMI of $2.1 billion increased by $153 million or 7.7%. This increase was due primarily to a higher operating income and higher income from equity investments and securities, partly offset by a higher effective tax rate and higher interest expense, net, as discussed above. Basic and diluted EPS of $1.38 increased by 7.8%. Excluding an unfavorable currency impact of $0.20, diluted EPS increased by 23.4%.

Overall, our results of operations in the first quarter of 2024 were favorably impacted by three main factors. The first is the net revenue and profit impact of better volumes following the industry-leading performance of ZYN, the strong shipment growth of IQOS HTUs, and a resilient combustible delivery. Second is the benefit of our pricing actions to mitigate currency headwinds and third is on cost including a stepped-up focus on manufacturing and back-office efficiencies to prioritize growth investments. These factors are expected to continue to impact performance for the remainder of the year.

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

The Tenth Session of the CoP to the FCTC took place in February 2024. According to reports and decisions published, neither new decisions nor new policy recommendations on novel and emerging tobacco products were adopted. Specific Guidelines were adopted to address cross-border Tobacco Advertising, Promotion, and Sponsorship (“TAPS”) and the depiction of tobacco in entertainment media. The Eleventh session of the CoP is currently scheduled to take place in 2025. The WHO’s reports and other FCTC guidelines or recommendations are not binding on the WHO Member States or on parties to the FCTC.

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

Certain measures are discussed in more detail below and in the Smoke-Free Products (SFPs) section.

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

World Customs Organization Developments: In 2020, the World Customs Organization (the “WCO”) amended the Harmonized System ("HS") nomenclature to introduce dedicated custom codes for novel tobacco and nicotine products, including heated tobacco products, e-cigarettes and other nicotine-containing products. The amendments became effective as of January 1, 2022. The vast majority of countries where our SFPs are commercialized have adopted the amended HS, creating new dedicated customs codes for novel tobacco and nicotine products.

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

In February 2024, the European Commission published an updated implementation roadmap to Europe's Beating Cancer Plan (the "Plan"). According to the updated Plan, the evaluation of the current TPD is expected to be finalized in 2024.

EU Tobacco Excise Directive ("TED"): The EU Commission is preparing a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive that may include definitions and tax treatment for novel tobacco and nicotine-containing products, including heated tobacco products, e-cigarettes and nicotine pouches. The proposal, after several delays, could be adopted by the new College of Commissioners after the 2024 EU elections. The timeline for the revision has not been announced. Any final amendments to TED require unanimous agreement by all EU Member States, followed by transposition of TED into national legislation. A potential enforcement date for any changes to TED, after the transposition in Member States' national legislation, could be 2027.

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets in all of our operating segments, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Canada, Denmark and Israel, adopted plain packaging regulations that apply to all tobacco products, including SFPs. Other countries are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, including heated tobacco products, are currently exempted from this characterizing flavor ban. However, on November 23, 2022, the EU Commission published a delegated directive that will eliminate this exemption. All EU Member States are required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our SFP products currently sold in the EU. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipate that, while short-term volatility is possible, including in year-end trade inventories, the ban’s impact on our shipment volumes in the EU will be relatively limited in the near term. Our fundamental view remains that we do not expect a meaningful change in the structural growth of the category with consumers switching to non-flavored products partially mitigating the effect of the ban. A majority of EU Member States have transposed this directive, or are in the final stages of transposing it, withdrawing the heated tobacco product exemption from the characterizing flavor ban into national law. The remaining markets are expected to adopt this directive in 2024, and we will continue to actively monitor relevant developments in the EU market. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

Restrictions on Product Design: Some members of the public health community are calling for the further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which would result in a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. In addition, at its meeting in November 2016, the CoP adopted non-binding guidelines recommending that countries regulate product design features that increase the attractiveness of tobacco products, such as the diameter of cigarettes and the use of flavor capsules. In March 2024, the EU Commission approved a draft national decree submitted by Belgium banning disposable e-cigarettes in Belgium as required by TPD. This ban will be limited to the jurisdiction of Belgium.

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

On December 13, 2022 the New Zealand parliament passed a bill introducing regulatory measures restricting the sale and supply of smoked tobacco products, including reducing the number of retail outlets licensed to sell smoked tobacco products, imposing a maximum limit of nicotine content for smoked tobacco products and prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures are limited to smoked tobacco products and do not apply to heated tobacco products and e-cigarettes. On February 28, 2024, the New Zealand parliament passed a law repealing the three above-mentioned measures.

In Mexico, a new law came into force on December 12, 2022, prohibiting imports and exports of certain nicotine and non-nicotine delivery and consumption systems, as well as the consumables used in those systems, including much of our SFP portfolio.

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

The EU Single-Use Plastics Directive, which will require tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, came into force on July 2, 2019. To date, some member states transposed the Directive into national legislation. By the end of 2024, most EU Member States are expected to bring into force national legislation for mandatory EPR schemes and related EPR costs for tobacco manufacturers and importers. We currently expect further adoption of similar laws in other jurisdictions, and we are monitoring developments in this area. We do not estimate a material impact to our business in the EU as a result of compliance with these mandatory EPR schemes.

On March 14th, 2024 the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. The decision on the matter lies with the FCD and we expect a judgement in the coming months.

In some countries, including in the EU, cigarettes are subject to testing, disclosure and mandatory emissions limits for tar, nicotine, carbon monoxide and other smoke constituents. In the Netherlands, several public health organizations have requested that the Dutch enforcement body enforce the requirements for maximum tar, nicotine, and carbon monoxide ("TNCO") emissions levels for cigarettes using a test method other than the method currently set forth in the EU TPD and transposed into national legislation. This request followed publication of a report by the Dutch State Institute for Public Health & Environment, which found that all cigarette brands sold in the Netherlands exceeded the maximum TNCO levels when measured under an alternative method. The Dutch enforcement body declined the request, and the applicants have challenged such decision in pending legal proceedings. The case is currently pending before the Trade and Industry Appeals Tribunal in the Netherlands. In February 2024, the Dutch court submitted preliminary questions to the Court of Justice of the European Union. While we cannot predict the outcome, a decision to enforce the existing TNCO ceilings using the alternative test method could impact a significant portion of the manufactured cigarettes available on the market in the Netherlands and could lead to similar actions in other EU countries.
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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 68 Parties, including the EU, have ratified it. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. In February 2024, the third Meeting of the Parties to the Protocol took place. No additional restrictive measures were adopted, and a mandate to conduct further work will be considered at the next session, currently scheduled to take place in 2025.

We devote substantial resources to help prevent illicit trade in combustible tobacco products and SFPs. For example, we engage with governments, our business partners and other stakeholders to implement effective measures to combat illicit trade and, in some instances, pursue legal remedies to protect our intellectual property rights.

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU became effective on May 20, 2019. The effective date for other tobacco-containing products, including some of our SFPs such as heated tobacco units, is May 20, 2024. While we expect that this regulation will increase our operating expenses, we do not expect this increase to be significant.

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

Smoke-Free Products (SFPs)

Our Approach to SFPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harm of smoking is to never start or to quit. Nevertheless, it is predicted that by 2025, the number of smokers will remain largely unchanged from the current estimate of 1.1 billion, despite considerable efforts to discourage smoking.

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales various toxic substances. In contrast, SFPs do not burn tobacco and therefore contain significantly lower levels of harmful and potentially harmful constituents ("HPHCs") than found in cigarette smoke.

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products. We put significant effort to restrict access to our products from non-smokers and youth.

For adult smokers who would otherwise continue to smoke cigarettes, we believe that SFPs, while not risk-free, offer a much better choice. Accordingly, our key strategic priorities are to: (i) continue developing and commercializing products that have the potential to present less risk of harm to adult smokers who switch to such products versus continued cigarette smoking; and (ii) educate and encourage current adult smokers who would otherwise continue to smoke cigarettes to switch to those products.

We recognize that this transformation from cigarettes to SFPs will take time and that the speed of transformation will depend in part upon factors beyond our control, such as the willingness of governments, regulators and other policy groups to embrace SFPs as a desired alternative to continued cigarette smoking. As a leading international cigarette manufacturer, we will continue to accelerate this transformation by using our extensive commercial and distribution infrastructure as an effective platform for the commercialization of our SFPs and communication with adult smokers and trade partners about the substantiated benefits of switching to our SFPs. As long as a significant number of adult smokers continue to smoke cigarettes, responsible leadership of the category is critical. We aim to maintain our competitive position in the cigarette market through selective investment. We are judiciously reallocating resources from cigarettes to SFPs and are streamlining our cigarette portfolio.

We have a range of SFPs in various stages of development, scientific assessment, and commercialization. We are committed to conducting rigorous scientific assessments of our SFP platforms to substantiate that they reduce exposure to HPHCs and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to them versus continued cigarette smoking. We draw upon a team of expert scientists and engineers from a broad spectrum of scientific disciplines and our extensive learnings of adult consumer preferences to further develop and assess our SFPs. Our efforts are guided by the following key objectives:

•to develop SFPs that adult smokers who would otherwise continue to smoke cigarettes find to be satisfying alternatives to smoking;
•for those adult smokers, our goal is to offer SFPs with a scientifically substantiated risk-reduction profile that approaches as closely as possible the risk-reduction profile associated with smoking cessation;
•to substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on scientific evidence of the highest standard that is made available for scrutiny and review by external independent scientists and relevant regulatory bodies; and
•to advocate for the development of science-based regulatory frameworks for the development and commercialization of SFPs, including the communication of scientifically substantiated information to enable adult smokers to make better choices.

Our SFP Platforms: Our product development is based on the elimination of combustion via tobacco heating and other innovative systems, as well as through oral tobacco and nicotine products, which we believe are the most promising path to providing a better consumer choice for those who would otherwise continue to smoke cigarettes. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences and achieve population harm reduction.

Five PMI-developed or improved SFP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted in a holder and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the U.S. Food and Drug Administration (“FDA”). In addition to the original version of Platform 1 which relies on a heating technology using a blade, a newer version of Platform 1 is now available using induction. Most of the studies referenced above were conducted with the blade version of Platform 1 and additional research was conducted with the induction technology. We believe that there is full comparability between the subsequent Platform 1 versions, and that the data from the studies conducted with the blade version of Platform 1 remain valid and applicable to the newer and adjacent versions of Platform 1. In 2022, we also began the initial launch of a heated tobacco product, which utilizes external resistive heating technology and that is commercialized under the BONDS brand.

    Platform 2 used a pressed carbon heat source which, when ignited, generated a nicotine-containing aerosol by heating tobacco. As a result of consumer testing feedback, the design of our current Platform 2 technology has been discontinued. We are assessing alternative designs for this consumer segment.

    Platform 3 uses a nicotine salt and is composed of two parts: (1) a consumable that contains a highly soluble encapsulated nicotine salt powder and (2) a non-electric device that activates it. Once a consumable is inserted into the mechanical device, the nicotine salt powder is aerosolized upon inhalation. The results of our pharmacokinetic and pharmacodynamic studies related to this version indicate that, subject to a period of adaptation to the product, the product has potential as an acceptable alternative to continued cigarette smoking in terms of product satisfaction. We are working on product modifications to enable adult smokers, who are looking for better alternatives to cigarettes, to switch to a Platform 3 product.

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

Platform 5 covers snus and modern oral nicotine pouches. Snus refers to dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose, moist loose tobacco which is put in the mouth between the lower or upper lip and gum, and snus pouches which contain ground tobacco, water, salt and flavors. Modern oral nicotine pouches consist of white pre-conditioned pouches containing nicotine derived from tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. At the end of the use, the user can dispose of the pouch. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. They contain primarily nicotine, flavors, and cellulose substrate. The nicotine used in the pouches is of pharmaceutical-grade like the nicotine used in medicinal products, such as gums and inhalers, while the flavors are approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards and the British Standards Institute. In 2021, PMI acquired AG Snus Aktieselskab ("AG Snus"), as well as Fertin Pharma A/S, two companies manufacturing and/or marketing nicotine pouches. In 2022, we significantly expanded our Platform 5 products portfolio with the acquisition of Swedish Match. The acquisition also represents an expansion of our SFP presence in the U.S. market, where Swedish Match's ZYN brand is the leading nicotine pouch franchise.

We aim to expand our brand portfolio and market positions with additional SFPs. In addition, we continue to use our expertise, technology and capabilities to explore new growth opportunities beyond our current business, including products that do not contain nicotine or tobacco.

Commercialization of SFPs: We are continuing to develop a multiplatform approach and tailoring our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our Platform 1 products, our initial market introductions typically entail one-on-one consumer engagement (in person or by digital means) and device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. PMI has, and continues to, accelerate its investments in digital consumer engagement.

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

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other SFP platforms, and continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our SFP portfolio in “Cautionary Factors That May Affect Future Results”.

We discuss product warranties in more detail in Note 14. Product Warranty. The significance of warranty claims depends on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., ("Altria") to end the companies' commercial relationship with respect to Platform 1 in the U.S. as of April 30, 2024 (the “2022 Agreement”). Thereafter, under the 2022 Agreement, PMI will hold the full rights to commercialize Platform 1 in the United States - the world’s largest smoke-free market. The 2022 Agreement provides a clear path to expanding Platform 1's international success in a market where approximately 30 million adults continue to smoke cigarettes.

The U.S. government contacted Altria and its affiliate, Philip Morris USA, Inc. (“PM USA”) in connection with the 2022 Agreement. Altria and its subsidiary PM USA are parties to a 2006 order (“2006 Order”) in the United States District Court for the District of Columbia holding that they violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The 2006 Order imposes restrictions on defendants from selling or transferring their cigarette brands, brand names, cigarette product formulas or cigarette businesses without the transferee submitting to the jurisdiction of the court and subjecting itself to the 2006 Order as of the date of sale or transfer. The U.S. government informed Altria that it believed the transaction contemplated by the 2022 Agreement (the “Transaction”) falls within the scope of this provision and that before the Transaction could be effectuated, PMI must submit to the 2006 Order. To date, the U.S. government has not pursued the matter with or sought any relief from the court. We believe that there are strong arguments as to why the provision cited by the U.S. government is inapplicable to the Transaction and we also believe that there would be paths available to minimize or eliminate potential impact on the timing or effectuation of the Transaction were the U.S. government to pursue the matter in court.

Our commercialization efforts for the other PMI-developed SFP platforms are as follows:

•In late 2022, we began commercializing our BONDS product in the Philippines and Colombia.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 28 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. Nicotine pouches are currently available in 27 markets.

SFP Regulation and Taxation: SFPs contain nicotine and are not risk-free. As we describe in more detail above, we support science-based regulation and taxation of SFPs, and believe that regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and should recognize a continuum of risk for tobacco and other nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

Some governments have banned or are seeking to ban or severely restrict emerging tobacco and nicotine-containing products such as our SFPs and communication of truthful and non-misleading information about such products. These regulations might foreclose or unreasonably restrict adult consumer access even to products that might be shown to be a better consumer choice than continuing to smoke cigarettes.

We oppose blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued cigarette smoking. By contrast, we support regulation that sets clear standards for all SFP categories and propels innovation to benefit adult smokers who would otherwise continue to smoke cigarettes.

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

On July 5, 2023, we submitted a renewal application to the FDA requesting re-authorization to continue to market those IQOS products that previously received a modified exposure order with a modified exposure claim in the U.S. This renewal request was received by the FDA 360 days prior to the stated July 2024 expiration date of the original modified exposure claim orders. As our application proceeds through the review process, the FDA may request additional information or conduct subsequent inspections to verify the information we submitted. We do not believe the FDA will issue a decision on our MRTP renewal application prior to the stated July 2024 expiration date of the original modified exposure claim orders. In the event that the FDA does not act on our MRTP renewal application before July 2024, we believe that we should be permitted to continue to use the modified exposure claim with respect to those products that received modified exposure orders until the FDA decides on our MRTP renewal application.

On October 20, 2023, we submitted bundled PMTAs for our IQOS ILUMA THS products together with MRTPAs requesting authorization of the exposure reduction marketing order previously granted for IQOS blade versions. We submitted these applications at the same time in order to allow the FDA to evaluate the PMTAs and MRTPAs concurrently. In March 2024, the FDA formally accepted our bundled PMTAs and MRTPAs. As our applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the information we submitted.

On January 19, 2024, the FDA completed its review of our Requests for Exemption from Substantial Equivalence (the “EX REQs”) for the five submitted IQOS consumables and determined that these tobacco products were exempt from the requirements outlined for substantial equivalence (a regulatory pathway that can be used to introduce new tobacco products which have the same characteristics as a product previously authorized by the FDA). These submissions were made in November 2022 (for the three initial IQOS consumables) and February 2023 (for the two new IQOS consumables) to enable domestic manufacturing of IQOS consumables utilizing materials purchased from vendors operating in the United States.

Some states and municipalities in the U.S. have introduced stringent restrictions on the sale of certain e-cigarettes and other smoke-free products, including those authorized by the FDA. We believe that such restrictions on FDA-authorized products will not advance public health and will unreasonably limit adult consumer access to products that are shown to be a better alternative to continued cigarette smoking.

In March 2020, the FDA issued a final rule to require new text and graphic health warnings on cigarette packs and advertisements. HTPs are technically covered by this rule, however the FDA stated that it would make product-specific decisions about health warnings when issuing or revising individual product or marketing orders. This approach would be consistent with the original marketing order granted for Heatsticks where the FDA required Philip Morris Products S.A. to remove the Surgeon General’s health warning for carbon monoxide from its packaging and advertising, and to use a nicotine addiction health warning instead. Philip Morris Products S.A. is committed to providing adult consumers with complete, accurate, and non-misleading information about possible health risks associated with its products. We shared our views with the FDA on the application of the new warnings to our HTPs. The final rule is the subject of litigation in the U.S. and was previously vacated nationwide by a federal court in December 2022. In March 2024, the decision to vacate was reversed and a lower court was directed to consider additional issues. Proceedings remain ongoing. Philip Morris Products S.A. is not a party to this litigation.

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

In April 2022, the FDA issued a proposed product standard that would prohibit menthol as a characterizing flavor in cigarettes.  In doing so, the FDA specifically requested comments as to whether the rule should contain an exemption process for certain tobacco products, including heated tobacco products, that meet the definition of cigarette and thus fall within the scope of the proposed rule.  We submitted comments to the FDA in August 2022, explained why we believe any prohibition should not extend to FDA-authorized smoke-free products, and otherwise advocated for an automatic exemption for smoke-free products authorized through the PMTA or MRTP review pathways. The FDA has not completed rulemaking with respect to this proposed product standard.  In October 2023, the FDA submitted the proposed product standard to the White House Office of Management and Budget for review.  It is possible that the FDA will not accept our comments to the proposed product standard and that the menthol product standard, if finalized, will encompass menthol heated tobacco consumables.

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

Currently, industry standards setting minimum quality and safety requirements for tobacco-free oral nicotine products (nicotine pouches) have been adopted in Pakistan, Sweden, the U.K., and Ukraine. These standards are voluntary.

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

To date, several governmental agencies have published their scientific findings that analyze the harm-reduction potential of certain SFPs versus continuing to smoke cigarettes, including:

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

We make our scientific findings publicly available for scrutiny and peer review through several channels, including our websites. From time to time, adult consumers, competitors, members of the scientific community, and others inquire into our scientific methodologies, challenge our scientific conclusions or request further study of certain aspects of our SFPs and their health effects. We are committed to a robust and open scientific debate and believe that such debate should be based on accurate and reliable scientific information. We seek to provide accurate and reliable scientific information about our SFPs; nonetheless, we may not be able to prevent third-party dissemination of false, misleading or unsubstantiated information about these products. The dissemination of scientifically unsubstantiated information or studies with a strong confirmation bias by third parties may cause confusion among adult smokers and affect their decision to switch to better alternatives to continued smoking, such as our SFPs.

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

There can be no assurance that we will succeed in our efforts to replace cigarettes with SFPs or that regulation will allow us to commercialize SFPs in all markets, to communicate about our SFPs, including making scientifically substantiated risk-reduction claims, or to treat SFPs differently from cigarettes.

Legal Challenges to SFPs: We face various administrative and legal challenges related to certain SFP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize SFPs and to communicate with the public. The outcomes of these matters may affect our SFP commercialization and public communication activities and performance in one or more markets.

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

On February 1, 2024 we entered into a global settlement with BAT that resolves all ongoing patent infringement litigation between the parties related to heated tobacco and vapor products. Among other matters, under the settlement PMI and BAT requested rescission of the LEO and CDO, which was granted on March 11, 2024. For further details, see Note 8. Contingencies to our condensed consolidated financial statements.

Our SFP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our SFPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones in order to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria to terminate the companies' commercial relationship covering IQOS in the U.S., as of April 30, 2024. Thereafter, PMI will hold the full rights to commercialize IQOS in the U.S. For more details, see Note 8. Contingencies and Note 18. Acquisitions to our condensed consolidated financial statements.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain matters pending in Thailand in Note 8. Contingencies.

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

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023. The new production facility was completed at the end of the first quarter of 2024 and local production commenced in April 2024. As of March 31, 2024, our Ukrainian operations had approximately $0.5 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of March 31, 2024, our Russian operations had approximately $2.6 billion in total assets, excluding intercompany balances, of which approximately $0.6 billion consisted of cash and equivalents held mostly in local currency (Russian rubles).

Additionally, we hold a 23% equity interest in Megapolis Distribution BV, the holding company of CJSC TK Megapolis, PMI's distributor in Russia. For further details, see Note 12. Related Parties – Equity Investments and Other.

These developments above have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Impact of Inflation on Our Business and Mitigation Efforts

Like many other global companies, we have experienced inflationary pressures in 2022, 2023 and the first quarter of 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. For the year ended December 31, 2023, the impact on cost of sales was approximately $580 million and while tobacco leaf costs remain a headwind we expect certain inflationary elements to ease, with a more moderate overall increase in 2024. This impact has been, and we expect it to continue to be, significantly offset by the positive elements of pricing, productivities and the mitigating factors as we progress through the year. The net result of the inflationary impacts and our efforts to mitigate these impacts were not material to PMI during these periods.

Inflationary impacts driven by higher wages have resulted from merit increases that reflect local inflation as we continuously evaluate our compensation and benefit offerings to be competitive with the current market. Increased transportation costs resulted from increased shipping rates for all modes of transportation (air, ocean and inland) due to ocean and air capacity constraints. Increases in cost of sales resulted from higher cost of direct materials due to the pass on of energy, transportation, labor and commodity price increases from suppliers as well as increases in utility costs, including gas and electricity prices, primarily in Europe resulting from the war in Ukraine. Raw materials such as tobacco leaf have longer inventory durations which resulted in insignificant inflationary impacts to our cost of sales in 2022; however tobacco leaf purchases in both 2022 and 2023 have been at higher prices due to inflationary impacts on fertilizer prices and labor costs, thus resulting in increases in the cost of inventory with corresponding impacts on our financial results in 2023 and continuation in 2024. In addition, our cash flow from operating activities in 2023 was impacted by the net working capital investment related to the procurement of tobacco leaf inventory and higher cost of direct materials. We expect certain of these inflationary elements to ease in 2024 as noted above.

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

Asset Impairment and Exit Costs

We discuss asset impairment and exit costs related to restructuring activities in Note 15. Asset Impairment and Exit Costs to our condensed consolidated financial statements.

U.S. GAAP Treatment of Highly Inflationary Economies

We apply highly inflationary accounting to the results of operations of our subsidiaries in Argentina, Turkey and Lebanon as the cumulative inflation rate in these economies for a three-year period meets or exceeds 100%, in accordance with U.S. GAAP. As a result, monetary assets and liabilities denominated in local currencies are remeasured to the U.S. Dollar at each balance sheet date, with remeasurement gains and losses recognized in consolidated statement of earnings.

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the three months ended March 31, 2024 and 2023, we recognized exchange gains (losses) of $15 million and $(14) million, respectively, resulting from remeasurement adjustments related to highly inflationary accounting.

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial condition, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, the work of the International Financial Reporting Standards Foundation, including the International Sustainability Standards Board proposed climate standard and the recommendations of the Task Force on Climate-related Financial Disclosures, the SEC’s rules regarding climate-related disclosures, the California Climate Corporate Accountability Act, the California Greenhouse Gases: Climate-Related Financial Risk Act, the Task Force on Nature-related Financial Disclosures, the EU Corporate Sustainability Reporting Directive, the EU Taxonomy Regulation, the EU Deforestation Regulation, the EU Proposal for a Corporate Sustainability Due Diligence Directive, CDP, the GHG Protocol, and carbon tax programs in Europe and Canada.

Acquisitions and Other Business Arrangements

We discuss our acquisitions in Note 18. Acquisitions to our condensed consolidated financial statements.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the U.K., Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls in relation to Russia. While the introduced sanctions slightly vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions target, among others, the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located, and authorized the imposition of blocking sanctions on anyone operating in the Russian manufacturing sector. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The U.S., the EU, Switzerland and Japan introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. The EU, Switzerland and the U.K. also prohibited technical assistance and other services related to restricted goods. The EU, Switzerland and the U.K. prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. The EU and Switzerland prohibited transfer and licensing of intellectual property rights in relation to restricted goods. Additionally, the EU, the U.S., the U.K., Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

The U.S., the U.K., Switzerland and the EU banned the export of electric accumulators and static converters to Russia. In addition, the U.S. and the U.K. banned the export of electronic cigarettes and similar personal electric vaporizing devices to Russia. Certain countries also banned the delivery of services to Russia, such as information technology consultancy services, accounting and business and management consulting services, or required licenses to continue delivering these services to Russian persons or entities after June 20, 2024. We are working to mitigate any potential impacts from these restrictions.

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

Segment Operating Results – Three Months Ended March 31, 2024

The following discussion compares operating results within each of our segments for the three months ended March 31, 2024, with the three months ended March 31, 2023.

Europe:

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Cur-rency	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,365	$3,068	9.7%	7.1%	$297	$78	$—	$163	$56	$—
Operating Income	$1,456	$1,215	19.8%	18.7%	$241	$14	$—	$163	$64	$—

During the quarter, net revenues increased by 9.7%. Net revenues, excluding currency, increased by 7.1%, reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarettes volume.

The pricing variance for the full year 2023 and the first three months of 2024 was negatively impacted by the supplemental tax surcharge on heated tobacco units in Germany, which went into effect in 2022. The negative impact will continue until a ruling on the legality of the surcharge is issued. On March 14, 2024 the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. The decision on the matter lies with the FCD and we expect a judgement in the coming months. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results. The accrued liability balance will continue to increase with the continuation of the HTU selling activities and in the case of an unfavorable ruling would negatively impact PMI’s future cash provided by operating activities. A favorable ruling would positively impact future PMI’s operating results.

Operating income increased by 19.8%. Operating income, excluding currency, increased by 18.7%, primarily reflecting: a favorable comparison to 2023 of $47 million related to asset impairment and exit costs, a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by higher HTU volume and favorable HTU mix, partly offset by lower cigarette volume, as well as unfavorable cigarette mix; partly offset by higher manufacturing costs, including the impact of the EU single-use plastics directive.
Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the first quarter, the estimated total market for cigarettes and HTUs in the Region decreased by 0.4% to 124.5 billion units, reflecting a 2.1% decline for cigarettes, largely offset by an increase for HTUs. The decrease in the estimated total market was predominantly due to France (down by 16.1%) and the UK (down by 11.1%), largely offset by Poland (up by 4.7%) and Bulgaria (up by 9.7%).

Europe Key Data	First-Quarter
			Change
	2024	2023	% / pp
PMI Market Share
Cigarettes	29.9%	30.3%	(0.4)
Heated Tobacco Units	10.1%	9.0%	1.1
Total Europe	40.0%	39.3%	0.7
Note: Sum may not foot due to roundings.

In the first quarter, our total cigarette and HTU shipment volume in the Region decreased by 1.7% to 48.4 billion units. Total cigarette and HTU shipment volume decreased notably in France (down by 31.7%) and Italy (down by 10.4%) driven by cigarettes, and increased notably in Poland (up by 10.0%) and Germany (up by 4.8%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 9.4% in the quarter, reflecting continued growth momentum for IQOS, partly offset by the impact from the EU characterizing flavor ban.

Our HTU share of the total cigarette and HTU market in the Region increased by 1.1 points, or by 0.9 points on an adjusted basis.

Other Oral SFP includes chew bags and tobacco bits
Note: Sum may not foot due to roundings.

Oral SFP shipments increased by 16.5% with growth of snus (up by 11.6%) and nicotine pouches (up by 55.9%), benefiting from timing of shipments and underlying category growth in the Nordics.

SSEA, CIS & MEA:

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Cur-rency	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,658	$2,477	7.3%	15.1%	$181	$(194)	$—	$155	$144	$76
Operating Income	$772	$734	5.2%	38.0%	$38	$(241)	$—	$155	$46	$78
During the quarter, net revenues increased by 7.3%. Net revenues, excluding currency, increased by 15.1%, primarily reflecting: a favorable comparison to 2023 reflecting a 2023 charge of $80 million following the termination of a distribution arrangement in the Middle East, a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher HTU and cigarettes volume and favorable HTU and cigarettes mix.

Operating income increased by 5.2%. Operating income, excluding currency, increased by 38.0%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher HTU volume, favorable HTU mix and favorable cigarette volume, partly offset by unfavorable cigarette mix; partly offset by higher manufacturing costs (primarily due to inflationary impacts).

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries
In the first quarter, the estimated total market for cigarettes and HTUs in the Region increased by approximately 1% to 371.0 billion units. The increase in the estimated total market was mainly due to Indonesia (up by 6.4%) and Turkey (up by 14.8%), partly offset by Egypt (down by 14.2%) and Pakistan (down by 20.7%).
In the first quarter, our total cigarette and HTU shipment volume in the Region increased by 5.2% to 86.3 billion units, mainly driven by Turkey (up by 25.0%), partly offset by the Philippines (down by 18.1%). PMI's estimated HTU adjusted in-market sales volume increased by 14.6%, with 11.6% HTU shipment volume growth.

EA, AU & PMI DF:

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Cur-rency	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,684	$ 1,520	10.8%	18.0%	$164	$(109)	$—	$130	$143	$—
Operating Income	$ 763	$ 637	19.8%	39.4%	$126	$(125)	$—	$130	$72	$49

During the quarter, net revenues increased by 10.8%. Net revenues, excluding currency, increased by 18.0%, reflecting: a favorable pricing variance and favorable volume/mix, mainly driven by higher HTU volume.

Operating income increased by 19.8%. Operating income, excluding currency, increased by 39.4%, mainly reflecting: the same factors as for net revenues, as well as lower shipping costs and a favorable comparison to 2023 of $19 million related to asset impairment and exit costs.

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries
In the first quarter, the estimated total market for cigarettes and HTUs in the Region, excluding China, increased by around 1% to 75.9 billion units, with growth for HTUs partly offset by a decline for cigarettes. The increase in the estimated total market was mainly driven by International Duty Free (up by 17.6%) and Taiwan (up by 15.0%).

In the first quarter, our total cigarette and HTU shipment volume in the Region increased by 9.3% to 27.2 billion units, driven by Japan (up by 21.1%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 14.6% in the quarter, including growth in Japan of 13.3%.

Americas:

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Cur-rency	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$996	$868	14.7%	11.4%	$128	$29	$—	$(1)	$121	$(21)
Operating Income	$99	$183	(45.9)%	(57.9)%	$(84)	$22	$—	$(1)	$113	$(218)

During the quarter, net revenues increased by 14.7%. Net revenues, excluding currency, increased by 11.4%, primarily reflecting: favorable volume/mix, mainly due to growth of ZYN nicotine pouches in the U.S., partly offset by lower cigarette volume and unfavorable cigarette mix outside of the U.S.

Operating income decreased by 45.9%. Operating income, excluding currency, decreased by 57.9%, mainly reflecting: higher asset impairment and exit costs, higher amortization of intangibles and higher marketing and administration costs, including incremental investment in the U.S. The decrease was partly offset by a favorable volume/mix, mainly due to the same factors as for net revenues, and a favorable comparison to 2023 of $18 million related to Swedish Match AB acquisition accounting related items.
Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the first quarter, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by around 3% to 44.7 billion units, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Argentina (down by 7.8%) and Canada (down by 13.1%), partly offset by Brazil (up by 3.5%) and Mexico (up by 1.8%).

In the first quarter, our total cigarette and HTU shipment volume in the Region decreased by 3.7% to 14.5 billion units, mainly due to Argentina (down by 9.8%).

Cigar shipment volume declined by 23%, versus a difficult comparison due to prior year trade inventory movements.
(1) Excluding U.S. chew
Note: Sum may not foot due to roundings.

Oral products shipments increased by 52.1%, driven by ZYN nicotine pouches (up by 79.7%) in the U.S., partly offset by moist snuff (down by 2.3%) driven by a declining category and pricing.

Wellness and Healthcare:

The operating results of PMI’s Vectura Fertin Pharma business are reported in the Wellness and Healthcare segment. The business operations of our Wellness and Healthcare segment are evaluated separately from the geographical segments.

Financial Summary
Financial Summary - Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Cur-rency	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$90	$86	4.7%	2.3%	$4	$2	$—	$2	$—	$—
Operating Income / (Loss)	$(45)	$(38)	(18.4)%	(23.7)%	$(7)	$2	$—	$2	$—	$(11)

During the quarter, net revenues increased by 4.7%. Net revenues, excluding currency, increased by 2.3%.

The operating loss of $45 million in 2024 was primarily due to investments in research and development, and administration costs, as well as a charge for impairment of other intangible assets of $26 million and the amortization of acquired intangibles.

Financial Review

Cash Flow Highlights

	For the Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$241	$(955)
Net cash provided by (used in) investing activities	(193)	(591)
Net cash provided by (used in) financing activities	1,135	864

Net Cash Provided by (Used in) Operating Activities
During the first three months of 2024, net cash provided by operating activities was $241 million as compared to $955 million of net cash used in the first three months of 2023. Excluding unfavorable currency movements of $364 million, the favorable variance of $1.6 billion was due primarily to lower working capital requirements of $1.0 billion and higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense and other intangible impairment charges.

The unfavorable currency movements primarily related to the currency impact on net earnings and represented the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen and Russian ruble.

The lower working capital requirements in 2024 as compared with 2023 were primarily due to less cash used in accrued liabilities and other current assets, net of more cash provided by inventories, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments, as well as tactical stock increases for certain direct materials in 2023. These changes in the working capital requirements were partly offset by more cash used in accounts receivable mainly reflecting lower usage of our factoring arrangements to sell trade receivables, as well as the timing of sales and cash collections. For further detail on our factoring arrangements, see Note 13. Sale of Accounts Receivable.

For the full year 2024, we currently expect net cash provided by operating activities of $10 billion to $11 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Provided by (Used in) Investing Activities

During the first three months of 2024, net cash used in investing activities was $193 million as compared to $591 million in the first three months of 2023. This decrease in net cash used was primarily due to changes in the cash collateral posted for derivative instruments, partially offset by higher capital expenditures.

Capital expenditures of $417 million during the first three months of 2024 increased by $138 million as compared with the first three months of 2023. The 2024 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2024 to be approximately $1.2 billion, partly reflecting investments in ZYN capacity in the U.S.

Net Cash Provided by (Used in) Financing Activities

During the first three months of 2024, net cash provided by financing activities was $1.1 billion as compared to $0.9 billion in the first three months of 2023. The increase in net cash provided was primarily due to favorable comparisons to 2023 reflecting: repayment on the bridge facility in 2023 related to the Swedish Match acquisition; payments in 2023 to acquire the remaining issued and outstanding shares in Swedish Match; and the 2023 repayments of long-term debt. These increases in net cash provided was partly offset by lower net borrowings in 2024 reflecting lower long-term debt proceeds and lower net short-term borrowings (primarily commercial paper).

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2024, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Negative

Revolving Credit Facilities

At March 31, 2024, our committed revolving credit facilities were as follows:

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

At March 31, 2024, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.1 billion at March 31, 2024, and approximately $2.7 billion at December 31, 2023. Borrowings under these arrangements and other bank loans amounted to $130 million at March 31, 2024, and $283 million at December 31, 2023.

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

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of March 31, 2024 and December 31, 2023, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2024, we had $149 million of commercial paper outstanding. At December 31, 2023, we had $1.7 billion commercial paper outstanding. The average commercial paper balance outstanding during the first three months of 2024 was $2.9 billion. The average commercial paper balance outstanding during 2023 was $3.6 billion.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management, we sell trade receivables to unaffiliated financial institutions. For further details, see Note 13. Sale of Accounts Receivable to our condensed consolidated financial statements.

Supply Chain Financing – We engage with unaffiliated global financial institutions that offer a voluntary supply chain financing program to some of our suppliers. For further details, see Note 17. Supply Chain Financing to our condensed consolidated financial statements.

Debt – Our total debt was $50.4 billion at March 31, 2024 and $47.9 billion at December 31, 2023.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first three months of 2024 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$750	4.750%	February 2024	February 2027
U.S. dollar notes	(a)	$1,000	4.875%	February 2024	February 2029
U.S. dollar notes	(a)	$1,250	5.125%	February 2024	February 2031
U.S. dollar notes	(a)	$1,750	5.250%	February 2024	February 2034
(a) Interest is payable semi-annually, commencing in August 2024

The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper and to refinance certain of our outstanding notes due in 2024.

Guarantees – At March 31, 2024, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

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

Equity and Dividends

We discuss our stock awards as of March 31, 2024 in Note 2. Stock Plans to our condensed consolidated financial statements.

On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. We did not make any share repurchases in 2023 and we do not currently anticipate restarting our share repurchase program during 2024.

Dividends paid in the first three months of 2024 were $2.0 billion. During the third quarter of 2023, our Board of Directors approved a 2.4% increase in the quarterly dividend to $1.30 per common share. As a result, the present annualized dividend rate is $5.20 per common share.

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
Derivative Financial Instruments - We operate in markets globally with manufacturing and sales facilities in various locations around the world. Consequently, we use certain financial instruments to manage our foreign currency and interest rate exposure. We use derivative financial instruments principally to reduce our exposure to market risks resulting from fluctuations in foreign exchange and interest rates by creating offsetting exposures. We are not a party to leveraged derivatives and, by policy, do not use derivative financial instruments for speculative purposes.
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

We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our SFPs constitute a relatively new product category that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the "Business Environment" section. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Overall Business Risks
We may be unsuccessful in our attempts to introduce, commercialize, and grow smoke-free products in existing and new markets, and regulators may prohibit or significantly restrict the commercialization of these products or the communication of scientifically substantiated information and claims.
Our key strategic priorities are to: (i) continue developing and commercializing products that present less risk of harm to adult smokers who switch to smoke-free products versus continued cigarette smoking; and (ii) encourage and educate current adult smokers who would otherwise continue to smoke cigarettes to switch to those products. For our efforts to be successful, we must:
•develop SFPs that adult smokers who would otherwise continue to smoke cigarettes find to be satisfying alternatives to smoking;
•for those adult smokers, our goal is to offer SFPs with a scientifically substantiated risk-reduction profile that approaches as closely as possible the risk-reduction profile associated with smoking cessation;
•substantiate the reduction of risk for the individual adult smoker and the reduction of harm to the population as a whole, based on scientific evidence of the highest standard that is made available for scrutiny and review by external independent scientists and relevant regulatory bodies; and
•advocate for the development of science-based regulatory frameworks for the development and commercialization of SFPs, including the communication of scientifically substantiated information to enable adult smokers to make better choices.

We might not succeed in our effort to introduce, commercialize, and grow our SFPs in existing and new markets. If we do not succeed, but others do, or if heat-not-burn products are inequitably regulated compared to other SFP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market participants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain e-vapor products, may unfavorably impact public opinion and/or mischaracterize the health consequences of all e-vapor products or other SFPs to consumers, regulators and policy makers without regard to the totality of scientific evidence available for specific products. This may impede our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of SFPs. We cannot predict the extent to which regulators will permit the sale and/or marketing of SFPs. Regulatory restrictions could limit the success of our SFPs.

The World Health Organization (the "WHO") study group on tobacco product regulation published their eighth report on the scientific basis of tobacco product regulation in May 2021. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the FCTC Secretariat published two reports on novel and emerging tobacco products to the Ninth Session of the CoP of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to the Tenth Session of the CoP ("CoP 10"). CoP 10 to the FCTC took place in February 2024. According to reports and decisions published, neither new decisions nor new policy recommendations on novel and emerging tobacco products were adopted. Specific Guidelines were adopted to address cross-border Tobacco Advertising,

Promotion, and Sponsorship ("TAPS") and the depiction of tobacco in entertainment media. The Eleventh session of the CoP is currently scheduled to take place in 2025.

The WHO’s reports and other FCTC guidelines or recommendations are not binding on the WHO Member States or on parties to the FCTC, and so it is not possible to predict the extent to which any proposals it adopts will be implemented. However, the WHO proposals could lead to restrictions on the availability of certain of our SFPs and access to accurate information about them in one or more of our markets, which could have a material adverse effect on our results of operations.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development of science-based regulatory frameworks for the commercialization of the SFP category and the commercialization of the SFP category in general.

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and users of nicotine-containing products. We put significant effort to restrict access of our products from non-smokers and youth. Despite our efforts, technological, operational, regulatory and/or commercial developments might impact the implementation or effectiveness of youth access prevention mechanisms and surrounding infrastructure. If there is significant usage, whether actual or perceived, of our products or competitive products among youth or non-smokers, even in situations over which we have no control, our reputation and credibility may suffer, the regulatory approach to our products may become more restrictive, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of SFPs may be significantly impacted.

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

Premarket tobacco applications for certain ZYN products, which are currently marketed in the U.S., were submitted in March 2020. The FDA has not completed its review of such applications but, consistent with its practice concerning products with respect to which applications were filed prior to a September 9, 2020 deadline, the FDA has not taken enforcement action to prevent these ZYN products from being marketed or indicated that it intends to do so. We also submitted additional premarket tobacco applications for other ZYN products after the deadline, and we are unable to market these products until the FDA authorizes such applications. There is no guarantee that the ZYN products will receive the necessary authorizations from the FDA or that the FDA will allow us to continue to sell the ZYN products currently in the market, pending its review of the applications.

The commercialization of our products in the United States is dependent on successfully managing compliance with federal, state, and local laws, regulations, legal agreements, and related interpretations. Failure to successfully manage compliance and to resolve any disputes that may arise regarding the application of legal and administrative requirements to our products could negatively impact the timing, manner, or success of our SFP commercialization in the United States.

The financial and business performance of our smoke-free products is less predictable than our cigarette business.

Our SFPs are novel products in a relatively new category, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, due to geopolitical or macroeconomic events that negatively impact SFP availability or adoption, which in turn may have a material adverse effect on our results of operations.

We may be unsuccessful in our efforts to differentiate smoke-free products and cigarettes with respect to taxation.

To date, we have been largely successful in demonstrating to regulators that our SFPs are not cigarettes due to the absence of combustion, and accordingly they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, we are unable to predict whether regulators will be issuing new regulations under which SFPs will be equally taxed in line with other tobacco products such as conventional cigarettes. If we cease to be successful in these efforts, SFP unit margins may be materially adversely affected, which in turn may have a material adverse effect on our results of operations, revenues, cash flows, and profitability.

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
Our financial results could be materially affected by regulatory initiatives resulting in a significant decrease in demand for our brands. More specifically, requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to convert to our SFPs, as well as any significant increase in the cost of complying with new regulatory requirements could have a material adverse effect on our financial results.

Changes in the earnings mix and changes in tax laws may result in significant variability in our effective tax rates. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls and other regulations.

We are subject to income tax laws in the United States and numerous foreign jurisdictions. Changes in the U.S. tax system, including significant increases in the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries could be enacted. Such changes could have a material adverse impact on our effective tax rate thereby reducing our net earnings. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which recommended changes to numerous long-standing tax principles, and could have a material adverse impact on our effective tax rate thereby reducing our net earnings. As of March 31, 2024, many countries have enacted the OECD’s framework on a global minimum tax (referred to as “Pillar Two”), effective for taxable years beginning after December 31, 2023. While we have determined that Pillar Two should not have a material impact on our 2024 consolidated financial statements, we will continue to evaluate and monitor as additional guidance and clarification becomes available. If implemented, such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, or positions, could also have a material adverse impact on our effective tax rate thereby reducing our net earnings. In future periods, our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates.

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

We continuously monitor the values of our long-lived assets, reporting units, intangible assets, as well as investments in equity securities, including our continuing investment in Rothmans, Benson & Hedges ("RBH"), to determine whether events or changes in circumstances indicate that an impairment exists. Additionally, we test goodwill and non-amortizable intangible assets for impairment annually. The values of these assets may be affected by several factors, including general macroeconomic and geopolitical conditions; regulatory and legal developments; changes in product volume growth rates; changes in pricing strategies and costs bases; discount rates; success of planned new product expansions; competitive activity; and income and excise taxes. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information concerning impairment determination and calculation.

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

The conflict may also heighten many other risks disclosed in this Form 10-Q, any of which could adversely affect our business, results of operations, cash flows or financial position. Such risks could affect, without limitation, the achievement of our strategic priorities, including achievement of our smoke-free business growth targets; the availability of third-party manufacturing resources; the availability of attractive acquisition and strategic business opportunities and our ability to fully realize the benefits of these transactions; our ability to attract, motivate, and retain the best global talent; and our loss of revenue from counterfeiting and similar illicit activities.

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

Risks Related to Legal Challenges and Investigations

Litigation related to tobacco products and nicotine products could substantially reduce our profitability and could severely impair our liquidity.

There is litigation related to tobacco products and/or nicotine products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Canada and Nigeria, range into the billions of U.S. dollars. As of March 2024, we also face litigation related to our oral nicotine products before certain courts in the United States. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain SFP activities, including allegations concerning product classification, advertising restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize SFPs and to communicate with the public. The outcomes of these matters may affect our SFP commercialization and public communication activities and performance in one or more markets. Also, see Note 8. Contingencies to our consolidated financial statements for a discussion of pending litigation.
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
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold.  If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new or existing SFPs and improve our products, and thus have a material adverse effect on our revenue and our profitability. In addition, if, as a result, we are unable to manufacture or sell our SFPs or improve their quality in one or more markets, our ability to convert adult smokers to our SFPs in such markets would be adversely affected. See Note 8. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

Risks Related to our Competitive Environment

We face intense competition, and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our SFPs. The competitive environment and our competitive position can be significantly influenced by weak economic conditions; erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; novel products which given their taste characteristics may be more commercially successful; higher product taxes; higher absolute prices and larger gaps between retail price categories; and product regulation that diminishes the ability to differentiate tobacco products, restricts adult consumer access to truthful and non-misleading information about our SFPs, or disproportionately impacts the commercialization of our products in relation to our competitors.

Competitors in our industry include British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, some international competitors may be less susceptible than PMI to changes in currency exchange rates, and some competitors may sell products in circumvention of applicable regulations that compete directly with our products. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, and without scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our SFPs, all of which could have a material adverse effect on our profitability and results of operations. See Item 1, Business—Competition of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a description of the competitive environment in which we operate.

We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences, which may be influenced by local economic conditions, accessibility to our products and availability of accurate information related to our products.
To be successful, we must:

•	promote brand equity successfully;
•	anticipate and respond to new adult consumer trends;
•	ensure that our products meet our quality standards;
•	develop new products and markets and broaden brand portfolios;
•	improve productivity;
•	educate and encourage adult smokers to convert to our SFPs;
•	ensure effective adult consumer engagement, including communication about product characteristics and usage of SFPs;
•	mitigate the impact of developments that cause damage to our reputation and that of our brands;
•	provide excellent customer care;
•	ensure adequate production capacity to meet demand for our products; and
•	be able to protect or enhance margins through price increases.
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

Our safeguards may not, however, be effective in mitigating the impact of service disruptions or other failures of these information technology networks and systems. Failure to timely respond and mitigate security incidents, could result in wide-ranging business interruptions. Such security incidents could place us at a competitive disadvantage; result in financial impacts, a loss of revenue, assets, including our intellectual property, personal or other sensitive data; result in litigation and regulatory action including significant fines or penalties; impact our operations; cause damage to our reputation and that of our brands; and result in significant remediation and other costs. See Item 1C. Cybersecurity of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a description of our cybersecurity risk management and strategy and governance.

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

Item 1A. Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended March 31, 2024, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2024 – January 31, 2024 (1)	—	$—	10,481,359	$6,016,847,275
February 1, 2024 – February 29, 2024 (1)	—	$—	10,481,359	$6,016,847,275
March 1, 2024 – March 31, 2024 (1)	—	$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2024 – January 31, 2024 (2)	10,122	$94.05
February 1, 2024 – February 29, 2024 (2)	314,962	$90.07
March 1, 2024 – March 31, 2024 (2)	2,307	$90.99
For the Quarter Ended March 31, 2024	327,391	$90.20

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

Item 5.    Other Information.

During the three months ended March 31, 2024, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1	Form of Restricted Stock Unit Agreement (2024 Grants) (incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K For the year ended December 31, 2023).

10.2	Form of Performance Share Unit Agreement (2024 Grants) (incorporated by reference to Exhibit 10.92 to the Annual Report on Form 10-K For the year ended December 31, 2023).

10.3	Form of Restricted Stock Unit Agreement (by tranches) (2024 Grants) (incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K For the year ended December 31, 2023).

10.4	Form of Restricted Stock Unit Agreement (2024 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.94 to the Annual Report on Form 10-K For the year ended December 31, 2023).

10.5	Form of Performance Share Unit Agreement (2024 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.95 to the Annual Report on Form 10-K For the year ended December 31, 2023).

10.6	Form of Restricted Stock Unit Agreement (2024 Grant) (Swedish Match) (incorporated by reference to Exhibit 10.96 to the Annual Report on Form 10-K For the year ended December 31, 2023).

10.7	Form of Performance Share Unit Agreement (2024 Grant) (Swedish Match) (incorporated by reference to Exhibit 10.97 to the Annual Report on Form 10-K For the year ended December 31, 2023).

10.8
Extension Agreement, dated as of January 24, 2024 among PMI, the lenders named therein, and Citibank Europe plc, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 24, 2024).

10.9
Settlement Agreement between Philip Morris Products S.A. and Nicoventures Trading Limited, dated February 1, 2024 (incorporated by reference to Exhibit 10.98 to the Annual Report on Form 10-K For the year ended December 31, 2023).*

10.10	Supplemental Letter to the Employment Agreement with Emmanuel Babeau, effective February 1, 2024.

10.11	Employment Agreement with Stacey Kennedy, effective July 1, 2023.

10.12	Supplemental Letter to the Employment Agreement with Stacey Kennedy, effective July 1, 2023.

10.13	Supplemental Letter to the Employment Agreement with Stacey Kennedy, dated March 21, 2024.

10.14	Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers.

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
* Schedules and certain portions of this exhibit have been omitted pursuant to Item 601(a)(5) and Item 601(b)(10)(iv) of Regulation S-K.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILIP MORRIS INTERNATIONAL INC.
/s/ EMMANUEL BABEAU
Emmanuel Babeau
Chief Financial Officer
April 26, 2024