Form 10-Q
period 2024-06-30
Philip Morris International Inc.
filed 2024-07-25
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33708

Philip Morris International Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

677 Washington Blvd, Suite 1100	Stamford	Connecticut	06901
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(203)	905-2410

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PM	New York Stock Exchange
0.625% Notes due 2024	PM24B	New York Stock Exchange
3.250% Notes due 2024	PM24A	New York Stock Exchange
2.750% Notes due 2025	PM25	New York Stock Exchange
3.375% Notes due 2025	PM25A	New York Stock Exchange
2.750% Notes due 2026	PM26A	New York Stock Exchange
2.875% Notes due 2026	PM26	New York Stock Exchange
0.125% Notes due 2026	PM26B	New York Stock Exchange
3.125% Notes due 2027	PM27	New York Stock Exchange
3.125% Notes due 2028	PM28	New York Stock Exchange
2.875% Notes due 2029	PM29	New York Stock Exchange
3.375% Notes due 2029	PM29A	New York Stock Exchange
3.750% Notes due 2031	PM31B	New York Stock Exchange
0.800% Notes due 2031	PM31	New York Stock Exchange
3.125% Notes due 2033	PM33	New York Stock Exchange
2.000% Notes due 2036	PM36	New York Stock Exchange

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
1.875% Notes due 2037	PM37A	New York Stock Exchange
6.375% Notes due 2038	PM38	New York Stock Exchange
1.450% Notes due 2039	PM39	New York Stock Exchange
4.375% Notes due 2041	PM41	New York Stock Exchange
4.500% Notes due 2042	PM42	New York Stock Exchange
3.875% Notes due 2042	PM42A	New York Stock Exchange
4.125% Notes due 2043	PM43	New York Stock Exchange
4.875% Notes due 2043	PM43A	New York Stock Exchange
4.250% Notes due 2044	PM44	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 19, 2024, there were 1,554,801,534 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Net revenues 1 & 2 (Notes 7 & 12)	$18,261	$16,986
Cost of sales	6,540	6,266
Gross profit	11,721	10,720
Marketing, administration and research costs [3] (Notes 4, 7 & 15)	5,232	4,758
Impairment of goodwill (Note 4)	—	665
Operating income	6,489	5,297
Interest expense, net	628	527
Pension and other employee benefit costs (Note 3)	29	28
Earnings before income taxes	5,832	4,742
Provision for income taxes	1,410	988
Equity investments and securities (income)/loss, net	(352)	(30)
Net earnings	$4,774	$3,784
Net earnings attributable to noncontrolling interests	220	221
Net earnings attributable to PMI	$4,554	$3,563
Per share data (Note 6):
Basic earnings per share	$2.92	$2.29
Diluted earnings per share	$2.92	$2.29
(1) Includes net revenues from related parties of $1,821 million and $1,774 million for the six months ended June 30, 2024 and 2023, respectively.
(2) Net of excise tax on products of $24,762 million and $24,048 million for the six months ended June 30, 2024 and 2023, respectively.
(3) Includes the South Korea indirect tax charge of $204 million for the six months ended June 30, 2023. For further details, see Note 7. Segment Reporting.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
Net revenues 1 & 2 (Note 12)	$9,468	$8,967
Cost of sales	3,345	3,228
Gross profit	6,123	5,739
Marketing, administration and research costs [3] (Notes 4 & 7)	2,679	2,508
Impairment of goodwill (Note 4)	—	665
Operating income	3,444	2,566
Interest expense, net	329	297
Pension and other employee benefit costs (Note 3)	14	6
Earnings before income taxes	3,101	2,263
Provision for income taxes	734	560
Equity investments and securities (income)/loss, net	(161)	21
Net earnings	2,528	1,682
Net earnings attributable to noncontrolling interests	122	114
Net earnings attributable to PMI	$2,406	$1,568
Per share data (Note 6):
Basic earnings per share	$1.54	$1.01
Diluted earnings per share	$1.54	$1.01
(1) Includes net revenues from related parties of $961 million and $901 million for the three months ended June 30, 2024 and 2023, respectively.
(2) Net of excise taxes of $12,923 million and $12,749 million for the three months ended June 30, 2024 and 2023, respectively.
(3) Includes the South Korea indirect tax charge of $204 million for the three months ended June 30, 2023. For further details, see Note 7. Segment Reporting.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Net earnings	$4,774	$3,784
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(130) in 2024 and $83 in 2023	365	(827)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2024 and 2023 (Notes 11, 15 & 18)	155	2
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2024 and $0 in 2023	—	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(18) in 2024 and $(14) in 2023	67	41
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(55) in 2024 and $(48) in 2023	286	246
(Gains) losses transferred to earnings, net of income taxes of $23 in 2024 and $22 in 2023	(94)	(104)
Total other comprehensive earnings (losses)	779	(642)
Total comprehensive earnings	5,553	3,142
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	114	65
Comprehensive earnings attributable to PMI	$5,439	$3,077

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2024	2023
Net earnings	$2,528	$1,682
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(28) in 2024 and $31 in 2023	(123)	(572)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2024 and 2023 (Note 18)	113	2
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2024 and $1 in 2023	—	(2)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(9) in 2024 and $(7) in 2023	33	16
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(16) in 2024 and $(32) in 2023	108	187
(Gains) losses transferred to earnings, net of income taxes of $7 in 2024 and $16 in 2023	(48)	(75)
Total other comprehensive earnings (losses)	83	(444)
Total comprehensive earnings	2,611	1,238
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	70	101
Comprehensive earnings attributable to PMI	$2,541	$1,137

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$4,807	$3,060
Trade receivables (less allowances of $54 in 2024 and $79 in 2023) (1)	4,240	3,461
Other receivables (less allowances of $21 in 2024 and $35 in 2023)	877	930
Inventories:
Leaf tobacco	1,920	1,942
Other raw materials	2,359	2,293
Finished product	5,103	6,539
	9,382	10,774
Other current assets	1,722	1,530
Total current assets	21,028	19,755
Property, plant and equipment, at cost	16,736	17,080
Less: accumulated depreciation	9,472	9,564
	7,264	7,516
Goodwill (Note 4)	16,819	16,779
Other intangible assets, net (Note 4)	12,171	9,864
Equity investments (Note 12)	4,961	4,929
Deferred income taxes	918	814
Other assets (less allowances of $24 in 2024 and $25 in 2023) (Note 18)	2,621	5,647
TOTAL ASSETS	$65,782	$65,304

(1) Includes trade receivables from related parties of $834 million and $710 million as of June 30, 2024, and December 31, 2023, respectively. For further details, see Note 12. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023
LIABILITIES
Short-term borrowings (Note 10)	$139	$1,968
Current portion of long-term debt (Note 10)	4,353	4,698
Accounts payable	3,591	4,143
Accrued liabilities:
Marketing and selling	961	862
Taxes, except income taxes	6,826	7,514
Employment costs	1,052	1,262
Dividends payable	2,040	2,041
Other	2,453	2,737
Income taxes	1,001	1,158
Total current liabilities	22,416	26,383
Long-term debt (Note 10)	44,647	41,243
Deferred income taxes	2,651	2,335
Employment costs	2,823	3,046
Income taxes and other liabilities	1,187	1,743
Total liabilities	73,724	74,750
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2024 and 2023)	—	—
Additional paid-in capital	2,249	2,285
Earnings reinvested in the business	34,582	34,090
Accumulated other comprehensive losses (Note 11)	(10,930)	(11,815)
	25,901	24,560
Less: cost of repurchased stock (554,559,782 and 556,891,800 shares in 2024 and 2023, respectively)	35,645	35,785
Total PMI stockholders’ deficit	(9,744)	(11,225)
Noncontrolling interests	1,802	1,779
Total stockholders’ deficit	(7,942)	(9,446)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$65,782	$65,304

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$4,774	$3,784

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	812	600
Impairment of goodwill and other intangibles (Note 4)	27	680
Deferred income tax (benefit) provision	59	(211)
Asset impairment and exit costs, net of cash paid (Note 15)	136	85
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	(978)	(292)
Inventories	1,047	(74)
Accounts payable	(145)	(414)
Accrued liabilities and other current assets	(341)	(1,603)
Income taxes	(329)	(509)
Pension plan contributions (Note 3)	(55)	(72)
Other	(134)	513
Net cash provided by (used in) operating activities	4,873	2,487

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(787)	(639)
Acquisitions, net of acquired cash (Note 18)	44	—
Equity investments	(113)	(91)
Collateral posted/settlements for derivatives, (paid)/returned (Note 5)	439	(342)
Other	(113)	(2)
Net cash provided by (used in) investing activities	(530)	(1,074)

(1) Includes amounts from related parties of $(142) million and $(134) million for June 30, 2024 and 2023, respectively

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(1,463)	$2,356
Issuances - maturities longer than 90 days	100	712
Repayments - maturities longer than 90 days	(433)	(180)
Repayments under credit facilities related to Swedish Match AB acquisition	—	(4,430)
Long-term debt proceeds	5,194	7,652
Long-term debt repaid	(1,812)	(2,034)
Dividends paid	(4,064)	(3,964)
Collateral received/settlements for derivatives, received/(returned)	350	(5)
Payments to acquire Swedish Match AB noncontrolling interests	—	(883)
Noncontrolling interests activity and Other (Note 18)	(269)	(144)
Net cash provided by (used in) financing activities	(2,397)	(920)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(216)	(198)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	1,730	295
Balance at beginning of period	3,146	3,217
Balance at end of period	$4,876	$3,512

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $69 million and $20 million as of June 30, 2024 and 2023, respectively, and $86 million and $10 million as of December 31, 2023 and 2022, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2024 and 2023
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2023	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)
Net earnings			3,563			221	3,784
Other comprehensive earnings (losses), net of income taxes				(665)		23	(642)
Issuance of stock awards		(11)			126		115
Dividends declared ($2.54 per share)			(3,959)				(3,959)
Dividends paid to noncontrolling interests						(318)	(318)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 18)		21		179		(829)	(629)
Balances, June 30, 2023	$—	$2,240	$33,893	$(10,045)	$(35,791)	$1,743	$(7,960)
Balances, January 1, 2024	$—	$2,285	$34,090	$(11,815)	$(35,785)	$1,779	$(9,446)
Net earnings			4,554			220	4,774
Other comprehensive earnings (losses), net of income taxes				885		(106)	779
Issuance of stock awards		(36)			140		104
Dividends declared ($2.60 per share)			(4,062)				(4,062)
Dividends paid to noncontrolling interests						(262)	(262)
Acquisitions (Note 18)						159	159
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						12	12
Balances, June 30, 2024	$—	$2,249	$34,582	$(10,930)	$(35,645)	$1,802	$(7,942)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2024 and 2023
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2023	$—	$2,188	$34,303	$(9,614)	$(35,801)	$1,871	$(7,053)
Net earnings			1,568			114	1,682
Other comprehensive earnings (losses), net of income taxes				(431)		(13)	(444)
Issuance of stock awards		52			10		62
Dividends declared ($1.27 per share)			(1,978)				(1,978)
Dividends paid to noncontrolling interests						(225)	(225)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						(4)	(4)
Balances, June 30, 2023	$—	$2,240	$33,893	$(10,045)	$(35,791)	$1,743	$(7,960)
Balances, April 1, 2024	$—	$2,205	$34,208	$(11,065)	$(35,657)	$1,746	$(8,563)
Net earnings			2,406			122	2,528
Other comprehensive earnings (losses), net of income taxes				135		(52)	83
Issuance of stock awards		44			12		56
Dividends declared ($1.30 per share)			(2,032)				(2,032)
Dividends paid to noncontrolling interests						(186)	(186)
Acquisitions (Note 18)						159	159
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						13	13
Balances, June 30, 2024	$—	$2,249	$34,582	$(10,930)	$(35,645)	$1,802	$(7,942)

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

Note 2. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At June 30, 2024, shares available for grant under the 2022 Plan were 19,161,366.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2024, shares available for grant under the plan were 855,920.

Restricted share unit (RSU) awards

During the six months ended June 30, 2024 and 2023, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2024	1,976,920	$ 89.05
2023	1,752,050	$ 101.98

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2024	$ 84	$ 37
2023	$ 86	$ 36
As of June 30, 2024, PMI had $228 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2024, 1,741,966 RSU awards vested. The grant date fair value of all the vested awards was approximately $148 million. The total fair value of RSU awards that vested during the six months ended June 30, 2024 was approximately $159 million.

Performance share unit (PSU) awards

During the six months ended June 30, 2024 and 2023, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle.

The performance metrics for such PSU's granted during the six months ended June 30, 2023 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

The performance metrics, targets and relative weights for the PSU’s granted during the six months ended June 30, 2024 were the same as the PSU’s granted during the six months ended June 30, 2023, with the exception of adjustments made to certain components of the Sustainability Index intended to address PMI's developing sustainability strategy and reporting.

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

During the six months ended June 30, 2024 and 2023, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors
		(Per Share)	(Per Share)
2024	543,560	$ 89.01	$ 85.72
2023	482,360	$ 102.02	$ 133.54

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

	2024	2023
Average risk-free interest rate (a)	4.2%	4.1%
Average expected volatility (b)	19.9%	24.3%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2024	$ 49	$ 18
2023	$ 45	$ 18

As of June 30, 2024, PMI had $55 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2024, 916,452 PSU awards vested. The grant date fair value of all the vested awards was approximately $86 million. The total fair value of PSU awards that vested during the six months ended June 30, 2024 was approximately $83 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Net pension costs (income)	$(39)	$(37)	$(20)	$(25)
Net postemployment costs	62	59	31	29
Net postretirement costs	6	6	3	2
Total pension and other employee benefit costs	$29	$28	$14	$6

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Service cost	$109	$85	$54	$42
Interest cost	116	129	57	63
Expected return on plan assets	(200)	(181)	(99)	(91)
Amortization:
Net loss	46	16	23	4
Prior service cost (credit)	(1)	(1)	(1)	(1)
Net periodic pension cost	$70	$48	$34	$17
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $55 million were made to the pension plans during the six months ended June 30, 2024. Currently, PMI anticipates making additional contributions during the remainder of 2024 of approximately $66 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:

2024 Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2024, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment using a quantitative assessment for all of its reporting units and non-amortizable intangible assets. As a result of this review, no impairment charges were required. Each of PMI's reporting units had fair values substantially in excess of their carrying values with the exception of the Wellness & Healthcare reporting unit, which had less than 20% excess of fair value over its carrying value. PMI will continue to monitor this reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals or other market factors could result in additional future goodwill and other intangible asset impairments. In addition, there are still risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the current economic, political, regulatory and social conditions as well as the volatility in foreign currency and commodity markets. As of June 30, 2024, our Russian operations had approximately $2.8 billion in total assets, excluding intercompany balances, of which approximately $0.7 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles). Additionally, we hold a 23% equity interest in Megapolis Distribution B.V., the holding company of JSC TK Megapolis, PMI's distributor in Russia. For further details, see Note 8. Contingencies and Note 12. Related Parties – Equity Investments and Other.

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI DF	Americas	Wellness & Healthcare	Total
Balances at December 31, 2023	$4,173	$2,877	$492	$8,847	$390	$16,779
Changes due to:
Acquisitions	—	510	—	—	—	510
Currency	(228)	(159)	(27)	(49)	(7)	(470)
Balances, June 30, 2024	$3,945	$3,228	$465	$8,798	$383	$16,819

As discussed in Note 1. Background and Basis of Presentation, PMI updated in January 2024 its segment reporting by including the former Swedish Match segment results into its geographical segments. As a result, the December 31, 2023 goodwill balance in the table above included the reclassification of the former Swedish Match segment to the Europe and Americas segments.

The increase in goodwill was due to the preliminary purchase price allocation of PMI's acquisition in Egypt of United Tobacco Company in the second quarter of 2024, partially offset by currency movements. For further details on the acquisition in Egypt, see Note 18. Acquisitions.

At June 30, 2024, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB, Fertin Pharma A/S and Vectura Group plc., as well as acquisitions in Egypt, Greece, Indonesia, Mexico, the Philippines and Serbia.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Intangible Assets

Details of other intangible assets were as follows:

		June 30, 2024			December 31, 2023
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,541		$4,541	$4,543		$4,543
Amortizable intangible assets:
Trademarks	16 years	2,179	$812	1,367	2,267	$784	1,483
Reacquired commercialization rights for IQOS in the U.S.	5 years	2,777	93	2,684	—	—	—
Developed technology, including patents	6 years	750	349	401	774	329	445
Customer relationships and other	11 years	3,757	579	3,178	3,843	450	3,393
Total other intangible assets		$14,004	$1,833	$12,171	$11,427	$1,563	$9,864

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with the preliminary purchase price allocation of PMI's acquisition in Egypt in the second quarter of 2024 (see Note 18. Acquisitions for further details). The decrease since December 31, 2023 was mainly due to currency movements of $181 million and a pre-tax impairment charge in the first quarter of 2024 of $27 million primarily for an in-process research and development project in the Wellness and Healthcare segment, partially offset by the recognition of the Egyptian tobacco manufacturing license. The pre-tax impairment charge of $27 million was recorded in marketing, administration and research costs on PMI's condensed consolidated statements of earnings during the six months ended June 30, 2024.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2023, was primarily due to the classification of the IQOS commercialization rights in the U.S. on the acquisition date (May 1, 2024) as Other intangible assets, net (see Note 18. Acquisitions), partially offset by currency movements of $203 million.

The change in the accumulated amortization from December 31, 2023, was mainly due to the 2024 amortization of $332 million, partially offset by currency movements of $62 million. The amortization of intangibles for the six months ended June 30, 2024 was recorded in cost of sales ($32 million) and in marketing, administration and research costs ($300 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be approximately $1,031 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This amount includes amortization of IQOS commercialization rights in the U.S. (see Note 18, Acquisitions).

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2023 Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2023, as a result of the completion of PMI's annual review of goodwill and non-amortizable intangible assets for potential impairment, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $665 million in the consolidated statements of earnings for the six months and three months ended June 30, 2023, reflecting the impact of reduced estimated future cash flows, which were primarily attributable to unfavorable clinical trial results that became available in June 2023 for an inhalable aspirin product being developed by the Wellness and Healthcare business. Additionally, as a result of the impairment test of non-amortizable intangible assets, PMI recorded a pre-tax impairment charge of $15 million for an in-process research and development project related to one of PMI's 2021 acquisitions. This pre-tax impairment charge of $15 million was recorded within marketing, administration and research costs in the consolidated statements of earnings for the six months and three months ended June 30, 2023.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At June 30, 2024	At December 31, 2023
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$22,826	$21,987
Interest rate contracts	1,000	3,600
Commodity contracts	13	20

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	17,540	17,658
Total	$41,379	$43,265

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	June 30, 2024	December 31, 2023	Balance Sheet Classification	June 30, 2024	December 31, 2023
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$590	$345	Other accrued liabilities	$50	$249
	Other assets	292	153	Income taxes and other liabilities	167	449
Interest rate contracts	Other current assets	—	1	Other accrued liabilities	41	78
	Other assets	—	—	Income taxes and other liabilities	16	18
Commodity contracts	Other current assets	—	—	Other accrued liabilities	3	5
	Other assets	—	—	Income taxes and other liabilities	—	1
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	144	85	Other accrued liabilities	61	425
	Other assets	2	—	Income taxes and other liabilities	99	143
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$1,028	$584		$437	$1,368
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(352)	(374)		(352)	(374)
Cash collateral received/pledged		(483)	(109)		(48)	(551)
Net amount		$193	$101		$37	$443

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at June 30, 2024 and December 31, 2023.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the six months ended June 30, 2024 and 2023, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2024	2023		2024	2023	2024	2023
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$288	$223	Net revenues	$90	$39
			Cost of sales	—	—
			Marketing, administration and research costs	7	71
			Interest expense, net	(5)	(6)
Interest rate contracts	54	72	Interest expense, net	25	22
Commodity contracts	(1)	(1)	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(17)	$(14)
Net investment hedges (b):
Foreign exchange contracts	578	(439)	Interest expense, net (c)			147	127
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			99	152
			Marketing, administration and research costs (d)			432	(104)
Total	$919	$(145)		$117	$126	$661	$161
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are partially offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended June 30, 2024 and 2023, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2024	2023		2024	2023	2024	2023
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$122	$213	Net revenues	$61	$27
			Cost of sales	—	—
			Marketing, administration and research costs	(17)	55
			Interest expense, net	(2)	(3)
Interest rate contracts	—	7	Interest expense, net	13	12
Commodity contracts	2	(1)	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(6)	$(17)
Net investment hedges (b):
Foreign exchange contracts	125	(181)	Interest expense, net (c)			75	64
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			55	62
			Marketing, administration and research costs (d)			(80)	(88)
Total	$249	$38		$55	$91	$44	$21
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2024, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of June 30, 2024 was $941 million, of which $336 million was recorded in current portion of long-term debt and $605 million was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $57 million as of June 30, 2024.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2024 and 2023, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $5 million and $24 million, respectively. For the three months ended June 30, 2024 and 2023, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was nil and $23 million, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Gain/(loss) as of beginning of period,	$241	$266	$373	$296
Derivative (gains)/losses transferred to earnings	(94)	(104)	(48)	(75)
Change in fair value	286	246	108	187
Gain/(loss) as of June 30,	$433	$408	$433	$408

At June 30, 2024, PMI expects $197 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

A certain PMI investment, which is comprised primarily of money market funds, has been classified within Level 1 and had a fair value of $144 million at June 30, 2024. For the six months and three months ended June 30, 2024, the unrealized pre-tax gains (losses) on these investments were immaterial.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net earnings attributable to PMI	$4,554	$3,563	$2,406	$1,568
Less distributed and undistributed earnings attributable to share-based payment awards	14	11	7	5
Net earnings for basic and diluted EPS	$4,540	$3,552	$2,399	$1,563
Weighted-average shares for basic EPS	1,554	1,552	1,555	1,552
Plus contingently issuable performance stock units (PSUs)(1)	2	1	1	1
Weighted-average shares for diluted EPS	1,556	1,553	1,556	1,553
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Europe	$7,180	$6,642	$3,815	$3,574
SSEA, CIS & MEA	5,429	5,145	2,771	2,668
EA, AU & PMI DF	3,357	3,200	1,673	1,680
Americas	2,125	1,837	1,129	969
Wellness and Healthcare	170	162	80	76
Net revenues	$18,261	$16,986	$9,468	$8,967
Operating income (loss):
Europe	$3,116	$2,834	$1,660	$1,619
SSEA, CIS & MEA	1,663	1,614	891	880
EA, AU & PMI DF	1,516	1,194	753	557
Americas	282	426	183	243
Wellness and Healthcare	(88)	(771)	(43)	(733)
Operating income	$6,489	$5,297	$3,444	$2,566

PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Combustible tobacco:
Europe	$4,145	$3,924	$2,214	$2,108
SSEA, CIS & MEA	4,778	4,504	2,432	2,350
EA, AU & PMI DF	1,217	1,412	620	724
Americas	1,126	1,173	592	608
Total combustible tobacco	11,265	11,013	5,858	5,790
Smoke-free:
Smoke-free excluding Wellness and Healthcare:
Europe	3,035	2,718	1,601	1,466
SSEA, CIS & MEA	651	641	339	318
EA, AU & PMI DF	2,140	1,788	1,053	956
Americas	999	664	537	361
Total Smoke-free excluding Wellness and Healthcare	6,826	5,811	3,530	3,101
Wellness and Healthcare	170	162	80	76
Total Smoke-free	6,996	5,973	3,610	3,177

Total PMI net revenues	$18,261	$16,986	$9,468	$8,967
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Items affecting the comparability of results from operations were as follows:

•Asset impairment and exit costs – See Note 15. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the six months ended June 30, 2024 and 2023.
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
•Impairment of goodwill and other intangibles – For the six months and three months ended June 30, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Wellness and Healthcare segment. For further details, see Note 4. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – On July 13, 2023, PMI's South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs in the condensed consolidated statements of earning, reflecting the full amount previously paid by PM Korea, which was included in the EA, AU & PMI DF segment for the six months and three months ended June 30, 2023.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Blais Class Action"). The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.3 billion) including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $65,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $164 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $551 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $9.8 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2.0 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $799 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Létourneau Class Action").  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $95 million) in punitive damages, allocating CAD 46 million (approximately $33 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million (approximately $41 million), including interest to RBH. See the Blais description above for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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

Combustible tobacco products litigation

Since 1995, 622 combustible tobacco product-related cases, including Smoking and Health, Label-Related, Health Care Cost Recovery, and Public Civil Actions, have been filed against a PMI entity, 552 of those cases have been terminated in our favor, and the balance of 70 remains pending. Of those pending cases, four were initially decided in favor of plaintiffs and remain on appeal, or are subject to an appeal. These four cases include the Blais Class Action and the Létourneau Class Action, described above under the caption "Smoking and Health Litigation — Canada," and two individual cases where final resolution in the amount of the verdict would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

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
As of June 30, 2024, there were a number of smoking and health cases pending against us, our subsidiaries or indemnitees, as follows:

•39 cases brought by individual plaintiffs in Argentina (27), Canada (2), Chile (9), and Turkey (1), compared with 50 such cases on June 30, 2023; and
•9 cases brought on behalf of classes of individual plaintiffs, compared with 9 such cases on June 30, 2023.

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
As of June 30, 2024, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on June 30, 2023.

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

In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges, among other things, that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. The Appellate court granted the Plaintiff a de novo appeal in 2021 and determined that the appellate proceedings will take place in stages: wrongful conduct/product defect allegations first, then causation and finally issues such as standing/direct action. The plaintiff's appeal remains pending.

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

As of June 30, 2024, there were 4 label-related cases brought by individual plaintiffs in Italy (1) and Chile (3) pending against our subsidiaries, compared with 5 such cases on June 30, 2023.

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

As of June 30, 2024, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on June 30, 2023.

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

U.S. Government Matter: The U.S. government contacted Altria and PM USA in connection with an agreement between PMI and Altria to end their commercial relationship with respect to Platform 1 in the U.S. as of April 30, 2024 (“Altria Agreement"). Altria and PM USA are parties to a 2006 order in the United States District Court for the District of Columbia holding that they violated the Racketeer Influenced and Corrupt Organizations Act (“2006 Order”). PMI was not a defendant in that proceeding. The 2006 Order imposed injunctive relief on defendants including, but not limited to, enjoining false, misleading, or deceptive statements concerning cigarettes; prohibiting express or implied health statements for any cigarette brand; and requiring defendants to make certain corrective statements at point-of sale and on websites. The 2006 Order also imposed restrictions on defendants from selling or transferring their cigarette brands, brand names, cigarette product formulas or cigarette businesses without the transferee submitting to the jurisdiction of the court and subjecting itself to the 2006 Order as of the date of sale or transfer. The U.S. government informed Altria that it believed the transaction contemplated by the Altria Agreement falls within the scope of this provision and that, before it can be effectuated, PMI must submit to the 2006 Order. On April 30, 2024, the transaction contemplated by the Altria Agreement was effectuated without the U.S. government having pursued the matter or having sought relief from the court.

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

In the second case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The named defendants are PMI and Swedish Match North America LLC. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. He alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. The District Court has scheduled a hearing on the motions for August 19, 2024. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the third case, a putative class action, Bates-Ferreira v. Philip Morris International Inc., et al., filed March 29, 2024, before United States District Court for the Eastern District of California, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of California who used ZYN products, and (iv) all residents of California who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts fraud, unjust enrichment, breach of implied warranty, and breach of consumer protection, unfair competition and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On June 7, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and Swedish Match North America LLC also filed a motion to stay the proceedings pending resolution of the Kelly class action. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the fourth case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. He alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On June 3, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. The District Court has scheduled a hearing on the motions for August 19, 2024. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

District of Columbia Attorney General Investigation: On June 11, 2024, Swedish Match North America LLC ("SMNA") received a subpoena from the office of the Attorney General of the District of Columbia (“D.C.”). The subpoena requests, among other things, information concerning SMNA’s compliance with D.C.’s licensing regulations, age-verification requirements, and prohibition on the sale of flavored tobacco products, including with respect to ZYN nicotine pouches. SMNA is cooperating with the investigation. It is too early to assess the timeline on which such investigation will conclude or its outcome.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.2 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $33.0 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Both our subsidiary and the Public Prosecutor filed an appeal of the trial court's decision. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.4 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has also filed an appeal challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. Thailand is required to refund any payment made by our subsidiary in excess of any fine asserted by the courts.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government is seeking a fine of approximately THB 19.8 billion (approximately $545 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.6 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. In September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. BAT has filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $54.3 million) in damages. After various postponements, trial started on September 25, 2023, and will continue through a series of hearings until 2025 (the court set the calendar only through January 20, 2025, although other hearings will have to be scheduled thereafter for the examination of the remaining witnesses). PM Italia believes the charges are without merit and will defend them vigorously.

The Ministry of Industry and Trade of the Russian Federation filed a petition before the Arbitrazh Court of the Moscow Region seeking the suspension of corporate rights that Megapolis Distribution B.V. (“MDBV”), a legal entity incorporated in the Netherlands, holds in JSC TK Megapolis (formerly CJSC TK Megapolis), distributor of PMI’s products in Russia. Our affiliate holds a 23% equity interest in MDBV. On July 18, 2024, the court admitted the petition and scheduled a hearing for August 8, 2024. MDBV is named as respondent. For additional information, see Part I, Item 1. Financial Statements – Note 12. Related Parties – Equity Investments and Other.

On December 21, 2023, we were informed that Future Technology K.K. (“FTKK”) filed an application with Tokyo Customs against Sojitz Corporation (“Sojitz”), Philip Morris Japan Limited’s (“PMJL”) importer and distributor, due to alleged infringement of JP7299432. FTKK sought an order stopping the importation of TEREA consumables. FTKK did not in its application seek any monetary damages or costs. PMJL entered an appearance in the proceeding as an interested party and filed its response to FTKK's application on January 31, 2024. The Customs hearing was held on May 28, 2024. On June 27, 2024 expert advisors to Customs provided their opinion that the patent at issue was not infringed. On June 28, 2024, FTKK withdrew its Customs application. The proceeding is now concluded. On January 26, 2024, PMJL filed a declaratory judgment action in Tokyo District Court seeking a declaration that JP7299432 is invalid and/or not infringed. The declaratory judgment action has now concluded following FTKK's waiver of its right to seek relief from PMJL for infringement of JP7299432, which effectively resolved PMJL's request for a declaration of no liability for infringement of that patent.

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

PMI’s effective tax rates for the six months and three months ended June 30, 2024 were 24.2% and 23.7%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2023 were 20.8% and 24.7%, respectively.

The effective tax rate for the six months ended June 30, 2024, was unfavorably impacted by a deferred tax charge for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($142 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity, and an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($77 million), partially offset by a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI's investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela ($47 million). For further details on PMI's ceased operations in Venezuela, see Note 15. Asset Impairment and Exit Costs.

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

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 3.9 trillion Indonesian rupiah (approximately $238 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2015 to 2020. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at June 30, 2024 and December 31, 2023.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 10. Indebtedness:
Short-term Borrowings:

At June 30, 2024 and December 31, 2023, PMI’s short-term borrowings and related average interest rates consisted of the following:

	June 30, 2024		December 31, 2023
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$—	—%	$1,685	5.6%
Bank loans	139	11.6	283	8.9
	$139		$1,968

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Long-term Debt:

At June 30, 2024 and December 31, 2023, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2024	December 31, 2023
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.572%), due through 2044	$34,059	$30,272
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 1.921%), due through 2039	8,103	8,526
Swiss franc note, 1.625%, due 2024	—	299
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 4.194%), due through 2027	5,887	6,121
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	224	236
Other (average interest rate 6.131%), due through 2032 (a)	727	487
Carrying value of long-term debt	49,000	45,941
Less current portion of long-term debt	4,353	4,698
	$44,647	$41,243
(a) Includes long-term bank loans at subsidiaries, as well as $43 million and $53 million in finance leases at June 30, 2024 and December 31, 2023, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At June 30, 2024, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	June 30, 2024
Level 1	$40,607
Level 2	6,693

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of June 30, 2024 and December 31, 2023, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses.

Debt Issuances
PMI's debt issuances in the first six months of 2024 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$750	4.750%	February 2024	February 2027
U.S. dollar notes	(a)	$1,000	4.875%	February 2024	February 2029
U.S. dollar notes	(a)	$1,250	5.125%	February 2024	February 2031
U.S. dollar notes	(a)	$1,750	5.250%	February 2024	February 2034
Euro notes	(b) (c)	€500 (approximately $543)	3.750%	June 2024	January 2031
(a) Interest is payable semi-annually, commencing in August 2024
(b) Interest is payable annually, commencing in January 2025
(c) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper and to refinance certain of our outstanding notes due in 2024.

Revolving Credit Facilities:
At June 30, 2024, PMI's total committed revolving credit facilities were as follows:

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

At June 30, 2024, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.1 billion at June 30, 2024, and approximately $2.7 billion at December 31, 2023. Borrowings under these arrangements and other bank loans amounted to $139 million at June 30, 2024, and $283 million at December 31, 2023.

Note 11. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	June 30, 2024	December 31, 2023	June 30, 2023
Currency translation adjustments	$(8,841)	$(9,467)	$(8,678)
Pension and other benefits	(2,522)	(2,589)	(1,775)
Derivatives accounted for as hedges	433	241	408
Total accumulated other comprehensive losses	$(10,930)	$(11,815)	$(10,045)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2024 and 2023. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments, as well as Note 15. Asset Impairment and Exit Costs and Note 18. Acquisitions for disclosures related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses.

Note 12. Related Parties - Equity Investments and Other:

Equity Method Investments:

At June 30, 2024 and December 31, 2023, PMI had total equity method investments of $1,145 million and $1,309 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2024 and December 31, 2023, exceeded our share of the investees' book value by $1,075 million and $907 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at June 30, 2024 and December 31, 2023 of $153 million and $31 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At June 30, 2024, PMI received no year-to-date dividends from equity method investees. At December 31, 2023, PMI received year-to-date dividends from equity method investees of $57 million.

PMI holds a 23% equity interest in Megapolis Distribution B.V. ("MDBV"), the holding company of JSC TK Megapolis (formerly CJSC TK Megapolis), PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of June 30, 2024 had a carrying value of $431 million. Additionally, there was approximately $540 million of cumulative foreign currency translation losses associated with MDBV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of June 30, 2024. In June 2024, the Russian government included JSC TK Megapolis in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which refers to the mandatory removal of a foreign holding company from the shareholding structure. If a forced localization were to occur, MDBV’s shares in JSC TK Megapolis will be transferred to JSC TK Megapolis and may subsequently be transferred to its indirect shareholders. On July 18, 2024, the Ministry of Industry and Trade (given standing to initiate the claim under the law)

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
filed a petition before the Arbitrazh Court of Moscow seeking the forced localization of JSC TK Megapolis. The court scheduled a hearing on August 8, 2024. While as of June 30, 2024, there have been no impairment indicators based on the business’ performance or legal status, there are still risks related to this investment and our associated economic and control rights as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the volatility in foreign currency and commodity markets.

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

In April 2023, PMI acquired an approximate economic interest of 25% in United Tobacco Company ("UTC"). UTC is an entity incorporated in Egypt which manufactures products under license for PMI’s Egyptian subsidiary. On May 16, 2024, PMI acquired a controlling interest in UTC. For further details, see Note 18. Acquisitions.

In May 2024, PMI acquired an indirect economic interest of 14.7% in Eastern Company (“Eastern"), Egypt’s largest cigarette manufacturer which also includes cigars and pipe tobacco, among others, in its portfolio. PMI accounted for its investment in Eastern under the equity method of accounting as it has the indirect ability to participate in Eastern's policy making processes. As of June 30, 2024, PMI has not finalized the basis difference allocation resulting from the investment.

The initial investments in Megapolis Distribution BV, EITA, Eastern and UTC (up to the acquisition of controlling interest in UTC on May 16, 2024) have been recorded at cost and are included in equity investments on the consolidated balance sheets. Transactions between these equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $694 million at June 30, 2024. Unrealized pre-tax gain (loss) of $319 million ($242 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the six months ended June 30, 2024.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023

Net revenues:
Megapolis Group	$1,096	$1,184	$576	$596
Other	725	590	385	305
Net revenues (a)	$1,821	$1,774	$961	$901

Expenses:
Other	$73	$113	$33	$63
Expenses	$73	$113	$33	$63
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At June 30, 2024	At December 31, 2023

Receivables:
Megapolis Group	$535	$474
Other	299	236
Receivables	$834	$710

Payables:
Other	$28	$18
Payables	$28	$18
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 13. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2024 and June 30, 2023. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2024 and 2023, were $5.6 billion and $6.1 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2024 and 2023 were $0.7 billion. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2024	$22	$10
2023	$24	$14

Note 14. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2024 and December 31, 2023, these amounts were as follows:

(in millions)	As of and For the Six Months Ended June 30, 2024	As of and For the Year Ended December 31, 2023
Balance at beginning of period	$80	$104
Changes due to:
Warranties issued	45	60
Settlements	(38)	(83)
Currency/Other	—	(1)
Balance at end of period	$87	$80

Note 15. Asset Impairment and Exit Costs:
For the six months ended June 30, 2024 and 2023, PMI recorded total pre-tax asset impairment and exit costs of $168 million and $109 million, respectively, related to restructuring activities. These 2024 and 2023 pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended June 30, 2024 and 2023, PMI did not record any charges for asset impairment and exit costs related to restructuring activities.

During the six months ended June 30, 2024, PMI recorded a pre-tax impairment charge on other intangibles of $27 million within the Wellness and Healthcare segment. During the six months and three months ended June 30, 2023, PMI recorded a pre-tax impairment charge on goodwill and other intangibles of $680 million within the Wellness and Healthcare segment. For further details on these impairment charges, see Note 4. Goodwill and Other Intangible Assets, net.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Platform 1 (IQOS) products sourcing for the U.S. market

On February 1, 2024, a subsidiary of PMI entered into a settlement agreement (the “Settlement Agreement”) with Nicoventures Trading Limited (“NTV”), an affiliate of British American Tobacco p.l.c. (“BAT”). In accordance with its terms, the parties to the Settlement Agreement filed a joint motion to rescind the limited exclusion order and the cease-and-desist order issued by the International Trade Commission (“ITC”) on September 29, 2021, which was granted on March 11, 2024. Prior to their rescission, the orders prohibited the importation and sales of imported Platform 1 products to the United States of America (for further details of the Settlement Agreement, ITC order and its rescission, see Note 8. Contingencies). As a result, PMI has initiated a project in the first quarter of 2024 to restructure the sourcing of Platform 1 products to commercialize IQOS in the United States. For further details on IQOS commercialization in the U.S. and the related agreement with Altria Group, Inc (“Altria”), see Note 8. Contingencies and Note 18. Acquisitions.

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

Venezuela

In the first quarter of 2024, PMI ceased its operations in Venezuela and as a result, recorded pre-tax asset impairment and exit costs of $47 million. The amount primarily included non-cash charges related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses of $38 million and asset impairment charge of $5 million related to land and buildings. This amount also included contract termination, severance and other related costs of $4 million, which were paid in cash.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Six Months Ended June 30,
	2024	2023
Reclassification of accumulated foreign currency translation losses from other comprehensive losses:
Americas	$38	$—
Total reclassification of accumulated foreign currency translation losses from other comprehensive losses	38	—
Contract termination charges:
Europe	—	34
SSEA, CIS & MEA	—	23
EA, AU & PMI DF	—	14
Americas	65	7
Total contract termination charges	65	78
Asset impairment charges:
Europe	—	13
SSEA, CIS & MEA	—	9
EA, AU & PMI DF	—	5
Americas	65	4
Total asset impairment charges	65	31
Asset impairment and exit costs	$168	$109

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the six months ended June 30, 2024 was as follows:

(in millions)
Liability balance, January 1, 2024	$29
Charges, net	65
Cash spent	(32)
Prepaid commitments	(20)
Currency/other	1
Liability balance, June 30, 2024	$43

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2025, with approximately $32 million expected to be paid in the remainder of 2024.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Leases:

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2024 and 2023:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2024	2023	2024	2023
Operating lease cost	$138	$133	$72	$66
Finance lease cost:
Amortization of right-of-use assets	37	28	12	14
Interest on lease liabilities	1	—	1	—
Short-term lease cost	32	29	16	15
Variable lease cost	13	14	6	7
Total lease cost	$221	$204	$107	$102

Note 17. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of June 30, 2024 and December 31, 2023, the total amount due to suppliers participating in the SCF program was approximately $0.8 billion and $0.9 billion, respectively.

Note 18. Acquisitions:

Transactions With Noncontrolling Interests - Turkey

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. ("Altria") to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024 ("acquisition date"), PMI holds the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of approximately $2.8 billion, including interest, of which $1.0 billion was paid at the inception of the agreement and the remaining $1.8 billion was paid on July 14, 2023. The cash consideration paid was accounted for within Other assets in PMI's condensed consolidated balance sheets as of December 31, 2023.

On the acquisition date and as of June 30, 2024, the reacquired rights were classified as Other intangible assets, net in PMI's condensed consolidated balance sheets, and will be amortized over their useful life of 5 years. For further details on PMI's agreement with Altria, see Note 8. Contingencies.

United Tobacco Company

In April 2023, PMI acquired 66.73% of Egyptian Investment Holding (“EIH”), a United Arab Emirates based company and as a result, acquired an approximate economic interest of 25% in United Tobacco Company ("UTC"), which was accounted for using the equity method of accounting. In May 2024, PMI increased its indirect economic interest and acquired a controlling interest of 54.25% in UTC. UTC is an entity incorporated in Egypt and manufactures products under license for Philip Morris Misr LLC (“PMM”), PMI’s Egyptian subsidiary. The acquisition builds on PMI’s existing investments in Egypt and increases the manufacturing synergies between PMM and UTC.

As a result of PMI obtaining control over UTC, PMI’s previously held 25% economic interest in UTC was remeasured to its fair value by applying the guideline transaction method adjusted for a discount for lack of control. The difference between the book value of $312 million, including related cumulative translation losses balance of $112 million, which was reclassified from accumulated other comprehensive losses and the fair value of PMI’s previously held interest in UTC was not material.

The total purchase price for the incremental equity interest of $315 million included cash consideration of $30 million, contingent consideration of $22 million and $263 million of assumed bank loan liabilities.

The following table summarizes the preliminary purchase price allocation for the fair value of assets acquired and liabilities assumed as of the date of the acquisition, which includes previously held interest:

(in millions)
Cash and cash equivalent	$74
Current assets, including receivables and inventories	11
Other intangible assets - Tobacco manufacturing license	211
Other non-current assets, including property, plant and equipment	16
Current liabilities	(8)
Identifiable net assets acquired	304
Noncontrolling interest	(159)
Goodwill	510
Acquisition fair value	$655

Goodwill is primarily attributable to future growth opportunities, anticipated synergies in the manufacturing processes and intangible assets that did not qualify for separate recognition. The fair value of the noncontrolling interest was estimated based on the enterprise value of UTC, adjusted for a discount for lack of control. The manufacturing license, which relates to the manufacturing of both smoke-free and combustible tobacco products, was valued using the multi-period excess earnings method and has been determined to have an indefinite life.

The purchase price allocation is preliminary and continues to be subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes. UTC's results of operations from May 16, 2024, through June 30, 2024, were included in PMI's consolidated statements of earnings and were not material. Pro forma results of operations for the business combination have not been presented as the aggregate impact is not material to PMI's consolidated statements of earnings.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international tobacco company, actively delivering a smoke-free future. We are evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products. Since 2008, we have invested over $12.5 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. The U.S. Food and Drug Administration (the "FDA") has authorized versions of our IQOS devices and consumables and Swedish Match's General snus as Modified Risk Tobacco Products ("MRTPs") and renewal applications for these products are presently pending before the FDA. We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

IQOS and ZYN are the leading brands in our SFPs portfolio. As of June 30, 2024, our smoke-free products were available for sale in 90 markets.

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

In 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. PMI now holds the full rights to commercialize IQOS in the U.S. For further details, see Note 18. Acquisitions.

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
Consolidated Operating Results for the Six Months Ended June 30, 2024

•Net Revenues - Net revenues of $18.3 billion for the six months ended June 30, 2024, increased by $1.3 billion, or 7.5%, from the comparable 2023 amount. The change in our net revenues from the comparable 2023 amount was driven by the following (variances not to scale with year-to-date results):

For the six months ended June 30, 2024, net revenues increased by 7.5%. Net revenues, excluding currency and acquisitions, increased by 10.8%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume, partly offset by unfavorable cigarette mix, as well as a favorable comparison to 2023 reflecting a charge in the first quarter of 2023 of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Other." The termination of a distribution arrangement in the Middle East is further described in the following "Diluted Earnings Per Share" discussion.

Net revenues by product category for the six months ended June 30, 2024 and 2023 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2024, from the comparable 2023 amounts, were as follows:

	Diluted EPS	% Change
For the six months ended June 30, 2023	$2.29
2023 Asset impairment and exit costs	0.06
2023 South Korea indirect tax charge	0.11
2023 Fair value adjustment for equity security investments	0.01
2023 Amortization of intangibles	0.08
2023 Impairment of goodwill and other intangibles	0.44
2023 Termination of distribution arrangement in the Middle East	0.04
2023 Swedish Match AB acquisition accounting related items	0.01
2023 Income tax impact associated with Swedish Match AB financing	(0.06)
2023 Tax items	—
Subtotal of 2023 items	0.69
2024 Asset impairment and exit costs	(0.09)
2024 Impairment of other intangibles	(0.01)
2024 Amortization of intangibles	(0.17)
2024 Fair value adjustment for equity security investments	0.15
2024 Income tax impact associated with Swedish Match AB financing	(0.09)
2024 Tax items	0.03
Subtotal of 2024 items	(0.18)
Currency	(0.38)
Interest	(0.04)
Change in tax rate	(0.06)
Operations	0.60
For the six months ended June 30, 2024	$2.92	27.5%

Asset impairment and exit costs – During the six months ended June 30, 2023, we recorded pre-tax asset impairment and exit costs of $109 million, representing $96 million net of income tax and a diluted EPS charge of $0.06 per share, related to a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. During the six months ended June 30, 2024, we recorded pre-tax asset impairment and exit costs of $168 million, representing $141 million net of income tax and a diluted EPS charge of $0.09 per share, related to the restructuring of the sourcing of IQOS products to be commercialized in the U.S., and the cessation of our operations in Venezuela. For further details, see Note 15. Asset Impairment and Exit Costs.

South Korea indirect tax charge – On July 13, 2023, our South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million (representing $174 million net of income tax or $0.11 per share decrease in diluted EPS) in the second quarter results of 2023, reflecting the full amount previously paid by PM Korea.

Fair value adjustment for equity security investments – During the six months ended June 30, 2023, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $10 million after tax (or $0.01 per share decrease in diluted EPS). During the six months ended June 30, 2024, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $242 million after tax (or $0.15 per share increase in diluted EPS). For further details, see Note 12. Related Parties - Equity Investments and Other.

Amortization of intangibles – During the six months ended June 30, 2023 and 2024, we recorded amortization of intangible expense of $163 million (representing $128 million net of income tax or $0.08 per share decrease in diluted EPS) and $332 million (representing $260 million net of income tax or $0.17 per share decrease in diluted EPS), respectively. The higher 2024 amount includes the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

Impairment of goodwill and other intangibles – During the second quarter of 2023, as a result of the completion of our annual review of goodwill and non-amortizable intangible assets for potential impairment, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, we recorded a total non-cash impairment charge of $680 million (representing a $0.44 per share decrease in diluted EPS) consisting of a goodwill impairment charge of $665 million and a non-amortizable intangible asset pre-tax impairment charge of $15 million for an in-process research and development project related to one of our 2021 acquisitions. The impairment charge was recorded in impairment of goodwill ($665 million) and marketing, administration and research costs ($15 million) in the condensed consolidated statements of earnings during the six months ended June 30, 2023 and was included in the Wellness and Healthcare segment results. During the first quarter of 2024, we recorded an impairment charge of $27 million (representing $20 million net of income tax or $0.01 per share decrease in diluted EPS), primarily reflecting the impairment of non-amortizable intangible assets related to an in-process research and development project in the Wellness and Healthcare segment. The impairment charge of $27 million was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings during the six months ended June 30, 2024. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

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

Income taxes – The Income tax impact associated with Swedish Match financing that increased our 2023 diluted EPS by $0.06 per share and decreased our 2024 diluted EPS by $0.09 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity. The 2024 tax items that increased our 2024 diluted EPS by $0.03 per share in the table above were due to a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI’s investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela. The change in the tax rate that decreased our diluted EPS by $0.06 per share in the table above was primarily due to increases in U.S. state tax expense, repatriation cost differences, and changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.38 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen and Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.04 per share from interest in the table above was primarily due to higher average debt levels and higher average interest rates on debt.

Operations – The increase in diluted EPS of $0.60 from our operations in the table above was due primarily to the following segments:

•SSEA, CIS & MEA: Favorable pricing and favorable volume/mix, partly offset by higher manufacturing costs;
•EA, AU & PMI DF: Favorable pricing and favorable volume/mix;
•Europe: Favorable pricing and favorable volume/mix, partly offset by higher marketing, administration and research costs and manufacturing costs; and
•Americas: Favorable volume/mix and favorable pricing, partly offset by higher marketing and administration costs.

Consolidated Operating Results for the Three Months Ended June 30, 2024

•Net Revenues - Net revenues of $9.5 billion for the three months ended June 30, 2024, increased by $0.5 billion, or 5.6%, from the comparable 2023 amount. The change in our net revenues from the comparable 2023 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 5.6%. Net revenues, excluding currency and acquisitions, increased by 9.6%, mainly reflecting: a favorable pricing variance, primarily due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume.

Net revenues by product category for the three months ended June 30, 2024 and 2023, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2024, from the comparable 2023 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended June 30, 2023	$1.01
2023 South Korea indirect tax charge	0.11
2023 Fair value adjustment for equity security investments	0.01
2023 Amortization of intangibles	0.04
2023 Impairment of goodwill and other intangibles	0.44
2023 Income tax impact associated with Swedish Match AB financing	(0.01)
2023 Tax items	—
Subtotal of 2023 items	0.59
2024 Amortization of intangibles	(0.11)
2024 Fair value adjustment for equity security investments	0.08
2024 Income tax impact associated with Swedish Match AB financing	(0.02)
2024 Tax items	—
Subtotal of 2024 items	(0.05)
Currency	(0.18)
Interest	(0.01)
Change in tax rate	(0.05)
Operations	0.23
For the three months ended June 30, 2024	$1.54	52.5%

South Korea indirect tax charge – On July 13, 2023, our South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million (representing $174 million net of income tax or $0.11 per share decrease in diluted EPS) in the second quarter results of 2023, reflecting the full amount previously paid by PM Korea.

Fair value adjustment for equity security investments – During the second quarter of 2023, we recorded an unfavorable fair value adjustment for our equity security investments in India and Sri Lanka of $15 million after tax (or $0.01 per share decrease in diluted EPS). During the second quarter of 2024, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $116 million after tax (or $0.08 per share increase in diluted EPS). For further details, see Note 12. Related Parties - Equity Investments and Other.

Amortization of intangibles – During the second quarter of 2023 and 2024, we recorded amortization of intangible expense of $82 million (representing $64 million net of income tax or $0.04 per share decrease in diluted EPS) and $212 million (representing $165 million net of income tax or $0.11 per share decrease in diluted EPS), respectively. The higher 2024 amount includes the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

Impairment of goodwill and other intangibles – During the second quarter of 2023, as a result of the completion of our annual review of goodwill and non-amortizable intangible assets for potential impairment, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, we recorded a total non-cash impairment charge of $680 million (representing a $0.44 per share decrease in diluted EPS) consisting of a goodwill impairment charge of $665 million and a non-amortizable intangible asset pre-tax impairment charge of $15 million for an in-process research and development project related to one of our 2021 acquisitions. The impairment charge was recorded in impairment of goodwill ($665 million) and marketing, administration and research costs ($15 million) in the condensed consolidated statements of earnings during the three months ended June 30, 2023 and was included in the Wellness and Healthcare segment results. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

Income taxes – The Income tax impact associated with Swedish Match financing that increased our 2023 diluted EPS by $0.01 per share and decreased our 2024 diluted EPS by $0.02 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity. The change in the tax rate that decreased our diluted EPS by $0.05 per share in the table above was primarily due to increases in U.S. state tax expense, repatriation cost differences, and changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.18 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen, Russian ruble and Turkish lira. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.23 from our operations in the table above was due primarily to the following segments:

•SSEA, CIS & MEA: Favorable pricing and favorable volume/mix, partly offset by higher manufacturing costs;
•Europe: Favorable pricing, partly offset by higher marketing, administration and research costs and manufacturing costs;
•EA, AU & PMI DF: Favorable pricing and favorable volume/mix; and
•Americas: Favorable volume/mix and favorable pricing, partly offset by higher marketing and administration costs.
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
Consolidated Operating Results
See pages 100-111 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2024	2023	2024	2023
Net revenues:
Europe	$7,180	$6,642	$3,815	$3,574
SSEA, CIS & MEA	5,429	5,145	2,771	2,668
EA, AU & PMI DF	3,357	3,200	1,673	1,680
Americas	2,125	1,837	1,129	969
Wellness and Healthcare	170	162	80	76
Net revenues	$18,261	$16,986	$9,468	$8,967
Operating income (loss):
Europe	$3,116	$2,834	$1,660	$1,619
SSEA, CIS & MEA	1,663	1,614	891	880
EA, AU & PMI DF	1,516	1,194	753	557
Americas	282	426	183	243
Wellness and Healthcare	(88)	(771)	(43)	(733)
Operating income	$6,489	$5,297	$3,444	$2,566

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2024	2023	Change	2024	2023	Change
Combustible tobacco:
Europe	$4,145	$3,924	5.6%	$2,214	$2,108	5.0%
SSEA, CIS & MEA	4,778	4,504	6.1%	2,432	2,350	3.5%
EA, AU & PMI DF	1,217	1,412	(13.9)%	620	724	(14.3)%
Americas	1,126	1,173	(4.0)%	592	608	(2.5)%
Total combustible tobacco	11,265	11,013	2.3%	5,858	5,790	1.2%
Smoke-free:
Smoke-free excluding Wellness and Healthcare:
Europe	3,035	2,718	11.7%	1,601	1,466	9.3%
SSEA, CIS & MEA	651	641	1.5%	339	318	6.6%
EA, AU & PMI DF	2,140	1,788	19.7%	1,053	956	10.1%
Americas	999	664	50.4%	537	361	48.5%
Total Smoke-free excluding Wellness and Healthcare	6,826	5,811	17.5%	3,530	3,101	13.8%
Wellness and Healthcare	170	162	4.9%	80	76	5.3%
Total Smoke-free	6,996	5,973	17.1%	3,610	3,177	13.6%

Total PMI net revenues	$18,261	$16,986	7.5%	$9,468	$8,967	5.6%
Note: Sum of product categories or Regions might not foot to total PMI due to roundings.

Items affecting the comparability of results from operations were as follows:
•Asset impairment and exit costs – See Note 15. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the six months ended June 30, 2024 and 2023.
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
•Impairment of goodwill and other intangibles – For the six months and three months ended June 30, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Wellness and Healthcare segment. For further details, see Note 4. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – On July 13, 2023, PMI's South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs in the condensed consolidated statements of earning, reflecting the full amount previously paid by PM Korea, which was included in the EA, AU & PMI DF segment for the six months and three months ended June 30, 2023.

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

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the five segments throughout this "Discussion and Analysis" reflects the currency and acquisition-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including asset impairment and exit costs); and amortization and impairment of intangibles. “Cost/Other” also includes the currency and acquisition-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the SSEA, CIS & MEA Region and the revenue adjustment for the termination of a distribution arrangement in the Middle East.

Our consolidated shipment volume is shown in the table below:

Consolidated Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
Cigarettes and Heated Tobacco Units (million units)	2024	2023	Change	2024	2023	Change
Cigarettes	300,809	300,718	—%	157,618	157,010	0.4%
Heated Tobacco Units	68,678	58,820	16.8%	35,544	31,424	13.1%
Total Cigarettes and Heated Tobacco Units	369,487	359,538	2.8%	193,162	188,434	2.5%

Oral SFP Volume (million cans) (1)
Nicotine Pouches	295.6	180.7	63.5%	149.9	99.5	50.6%
Snus	120.2	118.2	1.7%	58.8	62.6	(6.2)%
Moist Snuff	68.6	69.3	(1.1)%	34.2	34.1	0.2%
Other Oral SFP (2)	2.0	2.5	(16.8)%	1.0	1.2	(17.0)%
Total Oral Products	486.4	370.7	31.2%	243.8	197.4	23.5%
(1) Excluding snuff, snuff leaf and U.S. chew
(2) Includes chew bags and tobacco bits
Note: Sum may not foot due to roundings

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

Oral smoke-free products conversion: (i) nicotine pouches: 15 pouches per can in the U.S. and weighted average 21 pouches per can outside the U.S.; (ii) snus products: weighted average 21 pouches equivalent per can; (iii) moist snuff products: weighted average 17 pouches equivalent per can; (iv) tobacco bits products: weighted average 30 pouches equivalent per can; (v) chew bags products: weighted average 20 pouches per can.

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

Adjusted market share for HTUs is defined as the total in-market sales volume for PMI HTUs as a percentage of the total estimated sales volume for cigarettes and HTUs, excluding the impact of estimated distributor and wholesaler inventory movements.

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

Key market data regarding total market size, our shipments and market share of cigarettes and heated tobacco units are shown in the tables below:

	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (2), (%)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Total (1) (2)	1,274.9	1,261.5	369.5	359.5	300.8	300.7	68.7	58.8	28.3	27.9	5.1	4.6
Europe
France	13.0	15.1	5.9	7.5	5.8	7.4	0.1	0.1	40.9	42.3	0.6	0.8
Germany (3)	33.3	33.7	13.2	12.9	11.1	11.6	2.1	1.3	39.4	39.3	6.2	5.4
Italy (3)	35.6	35.6	18.5	18.7	13.7	13.9	4.8	4.8	53.1	53.7	17.2	17.0
Poland (3)	29.1	28.5	12.5	11.6	9.9	9.2	2.7	2.5	43.1	41.0	9.1	9.0
Spain	20.9	21.2	6.3	6.5	5.8	6.0	0.5	0.4	29.1	29.1	2.7	2.2
SSEA, CIS & MEA
Egypt	38.4	38.5	12.0	11.7	11.3	11.3	0.6	0.5	30.7	30.4	1.9	1.4
Indonesia	145.8	141.4	39.4	40.5	39.4	40.5	0.5	0.2	27.3	28.8	0.3	0.2
Philippines	20.0	21.7	10.6	12.3	10.4	12.2	0.1	0.1	52.8	56.7	0.7	0.5
Russia	101.9	96.7	32.9	31.2	24.4	23.5	8.5	7.7	32.0	32.0	8.8	8.1
Turkey	70.1	63.5	36.3	31.3	36.3	31.3	—	—	51.9	49.3	—	—
EA, AU & PMI DF
Australia	2.7	3.8	1.0	1.3	1.0	1.3	—	—	35.2	34.2	—	—
Japan (2)	73.7	72.9	35.4	31.5	8.4	9.6	27.0	21.9	41.0	39.4	29.4	26.3
South Korea	34.7	35.4	6.9	6.9	4.2	4.4	2.8	2.5	20.0	19.5	7.9	6.9
Americas
Argentina	13.0	15.1	8.0	9.4	8.0	9.4	—	—	61.6	62.2	—	—
Mexico	13.7	13.5	8.3	8.3	8.2	8.3	0.1	0.1	61.1	61.9	0.8	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (2), (%)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Total (1) (2)	657.2	647.2	193.2	188.4	157.6	157.0	35.5	31.4	28.7	28.6	5.1	4.7
Europe
France	6.7	7.6	3.3	3.7	3.3	3.7	—	0.1	41.5	42.4	0.6	0.8
Germany (3)	17.3	17.9	6.8	6.9	5.8	6.1	1.1	0.7	39.0	39.2	6.0	5.4
Italy (3)	18.1	18.4	10.6	9.8	8.0	7.0	2.5	2.8	53.6	53.6	16.7	17.1
Poland (3)	15.0	15.0	6.5	6.1	5.1	4.9	1.4	1.2	43.3	41.1	9.1	8.6
Spain	11.2	11.3	3.5	3.6	3.2	3.3	0.3	0.3	29.2	29.2	2.6	2.2
SSEA, CIS & MEA
Egypt	19.0	16.1	6.7	6.0	6.3	5.7	0.3	0.3	34.5	37.2	1.9	1.8
Indonesia	71.9	72.2	19.6	21.0	19.4	20.8	0.3	0.1	27.3	29.1	0.4	0.2
Philippines	9.7	10.2	5.1	5.7	5.0	5.6	0.1	—	52.7	55.6	0.7	0.5
Russia	55.1	51.9	17.4	16.5	12.9	12.6	4.4	3.9	31.6	32.8	8.2	7.9
Turkey	38.9	37.4	20.3	18.5	20.3	18.5	—	—	52.3	49.6	—	—
EA, AU & PMI DF
Australia	1.4	1.9	0.4	0.6	0.4	0.6	—	—	32.8	32.5	—	—
Japan (2)	37.9	37.6	17.5	16.7	4.1	4.9	13.4	11.8	40.9	39.4	29.4	26.3
South Korea	18.2	18.5	3.6	3.6	2.2	2.3	1.4	1.3	19.6	19.5	7.7	7.0
Americas
Argentina	5.9	7.3	3.6	4.5	3.6	4.5	—	—	61.5	61.5	—	—
Mexico	7.4	7.4	4.6	4.6	4.6	4.6	0.1	—	62.2	63.0	0.8	0.4

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share

Consolidated Operating Results for the Six Months Ended June 30, 2024

The following discussion compares our consolidated operating results for the six months ended June 30, 2024, with the six months ended June 30, 2023.

Total Market

Estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs increased by 1.1%, reflecting increase in the SSEA, CIS & MEA Region, partly offset by decreases in the Europe and Americas Regions, and broadly stable in the EA, AU & PMI DF Region, as described in the Regional sections of this MD&A.

For the full year 2024, we currently expect a broadly stable total international industry volume for cigarettes and HTUs, excluding China and the U.S.

Shipment Volume
Our total cigarette and HTU shipment volume increased by 2.8% (HTU shipments increased by 16.8%, while cigarette shipments were stable).

Our total oral product shipment volume in cans increased by 31.2%, primarily reflecting growth in nicotine pouches.

For the full year 2024, we currently expect the total cigarette, HTU and oral smoke-free product shipment volume growth for PMI of 1% to 2% driven by smoke-free products.

For the full year 2024, we also expect nicotine pouch shipment volume in the U.S. of 560 to 580 million cans.

Adjusted in-market sales for HTUs increased by 11.4%, including growth in Japan of 12.9% and Europe of 8.0%. A net favorable impact of estimated distributor inventory movements for HTU shipments was driven most significantly by additional shipments to Japan in light of disruption to Red Sea shipping routes.
International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Six Months Year-to-Date
	2024	2023	Change (pp)
Total International Market Share (1)	28.3%	27.9%	0.4
Cigarettes	23.2%	23.4%	(0.2)
HTU	5.1%	4.6%	0.5

Cigarette over Cigarette Market Share (2)	24.9%	24.9%	—

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to roundings

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$18,261	$16,986	7.5%	10.8%	$1,275	$(552)	$—	$1,032	$767	$28
Cost of Sales	(6,540)	(6,266)	(4.4)%	(5.7)%	(274)	71	12	—	(314)	(43)
Marketing, Administration and Research Costs (2)	(5,232)	(4,758)	(10.0)%	(6.2)%	(474)	(178)	—	—	—	(296)
Impairment of Goodwill (3)	—	(665)	+100%	+100%	665	—	—	—	—	665
Operating Income	$6,489	$5,297	22.5%	34.7%	$1,192	$(659)	$12	$1,032	$453	$354
(1) Cost/Other variance includes charges in 2023 of $80 million following the termination of a distribution arrangement in the Middle East.
(2) Cost/Other variance includes charges in 2024 of $168 million related to asset impairment and exit costs, $300 million related to amortization of intangibles and $27 million related to impairment of other intangibles, partly offset by charges in 2023 of $109 million related to asset impairment and exit costs, $204 million related to the South Korea indirect tax charge, $119 million related to amortization of intangibles and $15 million related to the impairment of other intangibles. For more details, see Note 4. Goodwill and Other Intangible Assets, net, Note 7. Segment Reporting and Note 15. Asset Impairment and Exit Costs.
(3) For details on the impairment of goodwill recorded in the second quarter of 2023, see Note 4. Goodwill and Other Intangible Assets, net.

For the six months ended June 30, 2024, net revenues increased by 7.5%. Net revenues, excluding currency and acquisitions, increased by 10.8%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume, partly offset by unfavorable cigarette mix, as well as a favorable comparison to 2023 reflecting a charge in the first quarter of 2023 of $80 million (recognized as a reduction of net revenues in 2023) following the termination of a distribution arrangement in the Middle East, shown in "Other."

The unfavorable currency impact in net revenues was due primarily to the Egyptian pound, Japanese yen and Russian ruble.

Net revenues include $7.0 billion in 2024 and $6.0 billion in 2023 related to smoke-free.

Operating income increased by 22.5%. Operating income, excluding currency and acquisitions, increased by 34.7%, primarily reflecting: the favorable pricing variance, predominantly driven by higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher smoke-free products volume, as well as a favorable comparison to 2023 reflecting the impairment of goodwill recorded in the second quarter of 2023, the South Korea indirect tax charge of $204 million in 2023, a charge in 2023 of $80 million following the termination of a distribution arrangement in the Middle East and charges in 2023 of $18 million related to Swedish Match AB acquisition accounting related items. The increase was partly offset by higher amortization of intangibles in 2024, higher asset impairment and exit costs in 2024, higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages, and higher commercial investments) as well as higher manufacturing costs (primarily due to inflationary impacts, notably related to tobacco leaf and the impact of the EU single-use plastics directive, partly offset by productivity).

Amortization expense on a pre-tax basis for each of the next five years is estimated to be approximately $1.0 billion or less, assuming no additional transactions occur that require the amortization of intangible assets. This amount includes the reacquired rights recorded as other intangible assets, net, in May 2024 following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. (see Note 4. Goodwill and Other Intangible Assets, net, Note 18. Acquisitions and the "Business Environment" section of this MD&A for details).

Interest expense, net, of $628 million increased by $101 million or 19.2%, primarily due to higher average debt levels and higher average interest rates on debt.

Our effective tax rate increased by 3.4 percentage points to 24.2%. For further details, see Note 9. Income Taxes. PMI estimates that its full-year 2024 effective tax rate will be approximately 21% to 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future legislative or regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Income from equity investments and securities increased by $322 million or over 100%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka.

Net earnings attributable to PMI of $4.6 billion increased by $1.0 billion or 27.8%. This increase was due primarily to higher operating income and higher income from equity investments and securities, partly offset by a higher effective tax rate and higher interest expense, net, as discussed above. Basic and diluted EPS of $2.92 increased by 27.5%. Excluding an unfavorable currency impact of $0.38, diluted EPS increased by 44.1%.

We continue to expect our 2024 performance to be favorably impacted by accelerated total volume growth and pricing despite currency headwinds in the first half of 2024. This reflects the strong outlook for ZYN, despite short-term supply constraints; and the increasing profitability of IQOS due to operating leverage, manufacturing efficiencies, as well as a robust combustibles performance.

Consolidated Operating Results for the Three Months Ended June 30, 2024
The following discussion compares our consolidated operating results for the three months ended June 30, 2024, with the three months ended June 30, 2023.

Total Market

During the quarter, estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs increased by 1.5%, reflecting increases in the SSEA, CIS & MEA Region, partly offset by decreases in the Europe, Americas and EA, AU & PMI DF Regions, as described in the Regional sections of this MD&A.

Shipment Volume

Our total cigarette and HTU shipment volume increased by 2.5% (HTU shipments increased by 13.1%, and cigarette shipments increased by 0.4%), with increases across all regions except the Americas Region.

Our total oral product shipment volume in cans increased by 23.5%, predominantly reflecting growth in nicotine pouches.

Adjusted in-market sales for HTUs increased by 10.2%, including growth in Japan of 12.5% and Europe of 6.8%.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Second-Quarter
	2024	2023	Change (pp)
Total International Market Share (1)	28.7%	28.6%	0.1
Cigarettes	23.6%	24.0%	(0.4)
HTU	5.1%	4.7%	0.4

Cigarette over Cigarette Market Share (2)	25.3%	25.5%	(0.2)

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to roundings

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,468	$8,967	5.6%	9.6%	$501	$(358)	$—	$583	$303	$(27)
Cost of Sales	(3,345)	(3,228)	(3.6)%	(5.9)%	(117)	63	12	—	(145)	(47)
Marketing, Administration and Research Costs (1)	(2,679)	(2,508)	(6.8)%	(5.4)%	(171)	(36)	—	—	—	(135)
Impairment of Goodwill (2)	—	(665)	+100%	+100%	665	—	—	—	—	665
Operating Income	$3,444	$2,566	34.2%	46.6%	$878	$(331)	$12	$583	$158	$456
(1) Cost/Other variance includes charges in 2024 of $196 million related to amortization of intangibles, partly offset by charges in 2023 of $204 million related to the South Korea indirect tax charge, $60 million related to amortization of intangibles and $15 million related to the impairment of other intangibles. For more details, see Note 4. Goodwill and Other Intangible Assets, net, and Note 7. Segment Reporting.
(2) For details on the impairment of goodwill recorded in the second quarter of 2023, see Note 4. Goodwill and Other Intangible Assets, net.

During the quarter, net revenues increased by 5.6%. Net revenues, excluding currency and acquisitions, increased by 9.6%, mainly reflecting: a favorable pricing variance, primarily due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume.

The unfavorable currency impact in net revenues was due primarily to the Egyptian pound, Japanese yen and Russian ruble.

Net revenues include $3.6 billion in 2024 and $3.2 billion in 2023 related to smoke-free.

Operating income increased by 34.2%. Operating income, excluding currency and acquisitions, increased by 46.6%, primarily reflecting: the favorable pricing variance; and favorable volume/mix (mainly driven by smoke-free products volume, notwithstanding unfavorable cigarette mix), as well as a favorable comparison to 2023 reflecting the impairment of goodwill recorded in the second quarter of 2023 of $665 million and the South Korea indirect tax charge of $204 million in 2023. The increase was partly offset by higher amortization of intangibles in 2024 and higher costs, predominantly marketing, administration and research costs.

Interest expense, net, of $329 million increased by $32 million or 10.8%.

Our effective tax rate decreased by 1.0 percentage point to 23.7%.

Income from equity investments and securities increased by $182 million or over 100%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka.

Net earnings attributable to PMI of $2.4 billion increased by $838 million or 53.4%. This increase was due primarily to higher operating income and higher income from equity investments and securities, partly offset by higher interest expense, net, as discussed above. Basic and diluted EPS of $1.54 increased by 52.5%. Excluding an unfavorable currency impact of $0.18, diluted EPS increased by 70.3%.

Operating Results by Business Segment
Business Environment
Taxes, Legislation, Regulation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco and Non-Tobacco Products
The tobacco industry and our company face a number of challenges that may adversely affect our business, product sales volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in Part II, Item 1A. Risk Factors — Cautionary Factors That May Affect Future Results in this report include:

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
•pending and threatened litigation as discussed in Part I, Item 1. Financial Statements — Note 8. Contingencies in this report; and
•governmental investigations.

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

The Tenth Session of the CoP to the FCTC took place in February 2024. According to reports and decisions published, neither new decisions nor new policy recommendations on novel and emerging tobacco products were adopted. Specific Guidelines were adopted to address cross-border Tobacco Advertising, Promotion, and Sponsorship (“TAPS”) and the depiction of tobacco in entertainment media. The Eleventh session of the CoP is currently scheduled to take place in November 2025. The WHO’s reports and other FCTC guidelines or recommendations are not binding on the WHO Member States or on parties to the FCTC.

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

On December 13, 2022, the New Zealand parliament passed a bill introducing regulatory measures restricting the sale and supply of smoked tobacco products, including reducing the number of retail outlets licensed to sell smoked tobacco products, imposing a maximum limit of nicotine content for smoked tobacco products and prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures are limited to smoked tobacco products and do not apply to heated tobacco products and e-cigarettes. On February 28, 2024, the New Zealand parliament passed a law repealing the three above-mentioned measures. On June 27, 2024, the New Zealand government published the Excise and Excise-equivalent Duties Table (Reductions for Specified Tobacco Products) Amendment Order 2024, reducing the excise on HTPs by 50%. The changes took effect on July 1, 2024.

In Mexico, a new law came into force on December 12, 2022, prohibiting imports and exports of certain nicotine and non-nicotine delivery and consumption systems, as well as the consumables used in those systems, including much of our SFP portfolio.

On December 16, 2022, the Mexican Federal Government enacted an implementation regulation for the tobacco control law, which included (i) a point-of-sale display ban of tobacco products; (ii) restrictions on where tobacco products can be consumed; and (iii) prohibition to communicate corporate social responsibility programs funded by the tobacco industry. In a legal proceeding initiated by our local affiliate, the Federal Court of Appeals of Mexico City found that these restrictions are unconstitutional.

On January 1, 2023, a law regulating the marketing of nicotine pouches went into effect in Slovakia. The regulatory framework contains a minimum legal age (18 years) to purchase, a nicotine limit, and a labelling requirement. In Belgium, a Royal Decree banning nicotine pouches entered into force on July 1, 2023, with a sell-off period from retail to consumer as of October 1, 2023.

On March 22, 2023, a bill amending the Tobacco Hazards Prevention and Control Act in Taiwan went into effect. It regulates heated tobacco products and bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are not cigarettes, cut tobacco, cigars, snuff nor chewing tobacco, must undergo a health risk assessment as part of an authorization system. We have filed an authorization request pursuant to this Act, but this authorization is currently still pending approval by the Ministry of Health of Taiwan.

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

On March 14, 2024 the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. On May 21, 2024, the FCD delivered its judgement and dismissed our local affiliate's, f6 Cigarettenfabrik GmbH & Co.KG, ("PM Germany") claim. PM Germany filed a notice of appeal to the Federal Fiscal Court on June 19, 2024.

On April 16, 2024, Brazil’s Health Control Agency enacted Resolution 855, imposing strict regulations on electronic smoking devices, including heat-not-burn devices and vaping devices (“ESDs”). The resolution prohibits their manufacture, importation, sale, distribution, storage, transportation, advertising, and use in enclosed public spaces. Travelers are also forbidden from bringing ESDs into the country.

In some countries, including in the EU, cigarettes are subject to testing, disclosure and mandatory emissions limits for tar, nicotine, carbon monoxide and other smoke constituents. In the Netherlands, several public health organizations have requested that the Dutch enforcement body enforce the requirements for maximum tar, nicotine, and carbon monoxide ("TNCO") emissions levels for cigarettes using a test method other than the method currently set forth in the EU TPD and transposed into national legislation. This request followed publication of a report by the Dutch State Institute for Public Health & Environment, which found that all cigarette brands sold in the Netherlands exceeded the maximum TNCO levels when measured under an alternative method. The Dutch enforcement body declined the request, and the applicants have challenged such decision in pending legal proceedings. The case is currently pending before the Court of Justice of the European Union following a referral from the Trade and Industry Appeals Tribunal in the Netherlands. While we cannot predict the outcome, a decision to enforce the existing TNCO ceilings using the alternative test method could impact a significant portion of the manufactured cigarettes available on the market in the Netherlands and could lead to similar actions in other EU countries.
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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 68 Parties, including the EU, have ratified it. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. In February 2024, the third Meeting of the Parties to the Protocol took place. No additional restrictive measures were adopted, and a mandate to conduct further work will be considered at the next session, currently scheduled to take place in November 2025.

We devote substantial resources to help prevent illicit trade in combustible tobacco products and SFPs. We engage with governments, our business partners and other stakeholders to implement effective measures to combat illicit trade. In some instances, we pursue legal remedies to protect our intellectual property rights or counter the illicit diversion of our genuine products. Among other actions, we are taking legal actions to address the illicit resale of certain of our oral products outside of Scandinavia, including the US and other markets where ZYN products are sold.

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU became effective on May 20, 2019. The effective date for other tobacco-containing products, including some of our SFPs such as heated tobacco units, was May 20, 2024. While we expect that this regulation will increase our operating expenses, we do not expect this increase to be significant.

In 2009, our Colombian subsidiaries entered into an Investment and Cooperation Agreement with the national and regional governments of Colombia to promote investment in, and cooperation with, anti-contraband and anti-counterfeit efforts. The agreement provides $200 million in funding over a 20-year period to address issues such as combating illegal cigarette trade and increasing the quality and quantity of locally grown tobacco.

Smoke-Free Products (SFPs)

Our Approach to SFPs: We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harm of smoking is to never start or to quit. Nevertheless, it is predicted that by 2025, the number of smokers will remain largely unchanged from the current estimate of over one billion, despite considerable efforts to discourage smoking.

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

We recognize that this transformation from cigarettes to SFPs will take time and that the rate of transformation will depend in part upon factors beyond our control, such as the willingness of governments, regulators and other policy groups to embrace SFPs as a desirable alternative to continued cigarette smoking. As a leading international cigarette manufacturer, we will continue to accelerate this transformation by using our extensive commercial and distribution infrastructure as an effective platform for the commercialization of our SFPs and communication with adult smokers and trade partners about the substantiated benefits of switching to our SFPs. As long as a significant number of adult smokers continue to smoke cigarettes, responsible leadership of the category is critical. We aim to maintain our competitive position in the cigarette market through selective investment. We are judiciously reallocating resources from cigarettes to SFPs and are streamlining our cigarette portfolio.

We have a range of SFPs in various stages of development, scientific assessment, and commercialization. We are committed to conducting rigorous scientific assessments of our SFP platforms to substantiate that they reduce exposure to HPHCs and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to SFPs versus continued cigarette smoking. We draw upon a team of expert scientists and engineers from a broad spectrum of scientific disciplines and our extensive learnings of adult consumer preferences to further develop and assess our SFPs. Our efforts are guided by the following key objectives:

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

Five PMI-developed or improved SFP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted in a holder and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the U.S. Food and Drug

Administration (“FDA”). In addition to the original version of Platform 1 which relies on a heating technology using a blade, a newer version of Platform 1 is now available using induction. Most of the studies referenced above were conducted with the blade version of Platform 1 and additional research was conducted with the induction technology. We believe that there is full comparability between the bladed versions of IQOS and the subsequent induction versions of IQOS, and that the data from the studies conducted with the blade version of Platform 1 remain valid and applicable to the newer and adjacent versions of Platform 1. In 2022, we also began the initial launch of a heated tobacco product, which utilizes external resistive heating technology and is commercialized under the BONDS brand.

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

    Platform 4 covers e-vapor products, which are battery-powered devices that produce an aerosol by vaporizing a tobacco-free liquid solution. We developed new e-liquids for our e-vapor products to deliver an authentic tobacco taste. Using patented technology, flavors and nicotine are extracted directly from the tobacco leaves and captured in a tobacco-free liquid solution, without having to add flavoring ingredients.

In the first quarter of 2023, we initiated a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. As a result, PMI recorded pre-tax asset impairment and exit costs of $109 million. We are commercializing these products in select markets, with an emphasis on profitability.

We entered into a licensing agreement with Kaival Brands International, LLC, in June 2022 to distribute an e-vapor product, known in the U.S. as the BIDI® Stick. The agreement grants PMI certain intellectual property rights relating to the premium e-vapor devices and, potentially, other newly developed devices, to permit PMI to manufacture, promote, sell, and distribute the e-vapor device and, to the extent included, other newly developed devices in international markets outside of the U.S.

Platform 5 covers snus and modern oral nicotine pouches. Snus refers to (a) dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose; (b) moist loose tobacco which is put in the mouth between the lower or upper lip and gum; and (c) snus pouches which contain ground tobacco, water, salt and flavors. Modern oral nicotine pouches consist of white pre-conditioned pouches containing nicotine derived from tobacco, and they primarily contain nicotine, flavors, and cellulose substrate. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. The pouches contain pharmaceutical-grade nicotine like the nicotine used in medicinal products, such as nicotine-containing gums and inhalers, and flavors approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards and the British Standards Institute. In 2021, PMI acquired AG Snus Aktieselskab ("AG Snus"), as well as Fertin Pharma A/S, two companies manufacturing and/or marketing nicotine pouches. In 2022, we significantly expanded our Platform 5 products portfolio with the acquisition of Swedish Match. The acquisition also represents an expansion of our SFP presence in the U.S. market, where Swedish Match's ZYN brand is the leading nicotine pouch franchise.

We aim to expand our brand portfolio and market positions with additional SFPs. In addition, we continue to use our expertise, technology and capabilities to explore new growth opportunities beyond our current business, including products that do not contain nicotine or tobacco.

Commercialization of SFPs: We are continuing to develop a multiplatform approach and tailoring our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our Platform 1 products, our initial market introductions typically entail one-on-one consumer engagement (in person or by digital means) and device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. PMI has, and continues to, invest in digital consumer engagement.

In 2014, we introduced our Platform 1 product in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

As of June 30, 2024, PMI's smoke-free products were available for sale in 90 markets.

Data shows that only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other SFP platforms, and continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our SFP portfolio in Part II, Item 1A. Risk Factors—Cautionary Factors That May Affect Future Results in this report.

We discuss product warranties in more detail in Part I, Item 1, Financial Statements—Note 14. Product Warranty in this report. The significance of warranty claims depends on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., ("Altria") to end the companies' commercial relationship as of April 30, 2024 with respect to Platform 1 in the U.S. (the “Altria Agreement”). Under the Altria Agreement, PMI now holds the full rights to commercialize Platform 1 in the United States - the world’s largest smoke-free market. The Altria Agreement provides a clear path to expanding Platform 1's international success in a market where approximately 30 million adults continue to smoke cigarettes.

The U.S. government had contacted Altria and its affiliate, Philip Morris USA, Inc. (“PM USA”) in connection with the Altria Agreement. Altria and its subsidiary PM USA are parties, as defendants, to a 2006 order (“2006 Order”) issued by the United States District Court for the District of Columbia holding that they violated the Racketeer Influenced and Corrupt Organizations Act (“RICO”). The 2006 Order imposes restrictions on the defendants from selling or transferring their cigarette brands, brand names, cigarette product formulas or cigarette businesses without the transferee submitting to the jurisdiction of the court and subjecting itself to the 2006 Order as of the date of sale or transfer. The U.S. government informed Altria that it believed the transaction contemplated by the Altria Agreement (the “Transaction”) falls within the scope of this provision and that before the Transaction could be effectuated, PMI must submit to the 2006 Order. On April 30, 2024, the Transaction was effectuated without the U.S. government having pursued the matter or having sought any relief from the court.

Our commercialization efforts for the other PMI-developed SFP platforms are as follows:

•In late 2022, we began commercializing our BONDS product in the Philippines and Colombia.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 40 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. Nicotine pouches are currently available in 30 markets.

SFP Regulation and Taxation: SFPs contain nicotine and are not risk-free. As we describe in more detail above, we support science-based regulation and taxation of SFPs, and believe that regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and should recognize a continuum of risk with respect to tobacco and other nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

Some governments have banned, are seeking to ban, or severely restrict emerging tobacco and nicotine-containing products such as our SFPs, and communication of truthful and non-misleading information about such products. These regulations might foreclose or unreasonably restrict adult consumer access to products that might be a better consumer choice than continuing to smoke cigarettes.

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

The FDA may issue two types of MRTP orders: a “risk modification” order or an “exposure modification” order. We had requested both types of orders for IQOS 2.4 and an initial selection of three related consumables' variants. After review, the FDA determined that the evidence did not support issuing a "risk modification" order at that time, but that it did support issuing an "exposure modification" order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole. We also received an exposure modification order for IQOS 3. We look forward to working with the FDA to provide any additional information they may require to market Platform 1 products with reduced risk claims.

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

On July 5, 2023, we submitted renewal applications to the FDA requesting re-authorization to continue to market those IQOS products that previously received an exposure modification order with a modified exposure claim in the United States. These renewal requests were received by the FDA 360 days prior to the stated July 2024 expiration date of the original exposure modification orders, as requested by the FDA in the original orders. On May 9, 2024, the FDA filed for scientific review of our MRTP renewal applications for IQOS products and posted materials from these applications. As our applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the information we submitted. The FDA did not issue a decision on our MRTP renewal applications prior to the stated July 7, 2024 expiration date of the original exposure modification orders. The MRTP renewal applications were timely filed in accordance with FDA direction, and we believe that we should be permitted to continue to use the modified exposure claim with respect to those products that received exposure modification orders until the FDA decides on our MRTP renewal applications.

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

On July 17, 2023, Swedish Match USA, Inc. submitted a renewal application to the FDA requesting re-authorization to continue to market its eight snus smokeless tobacco products (sold under the General snus brand name) with a modified risk claim. General snus products received modified risk orders on October 22, 2019. Swedish Match USA, Inc. was authorized to market these products with the claim, “Using General snus instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” This renewal request was received by the FDA 360 days prior to the stated October 22, 2024 expiration date of the original modified risk claim orders, as requested by the FDA in the original orders. On November 30, 2023, the FDA filed for scientific review of the MRTP renewal applications for General snus products and posted materials from these applications. The FDA held a Tobacco Products Scientific Advisory Committee meeting to discuss the MRTP renewal applications on June 26, 2024. On July 3, 2024, the FDA extended the comment period on the MRTP renewal applications to provide time for the public to review application materials that were recently made available. Subsequently, on July 15, 2024, the FDA reposted application documents related to the MRTP renewal and announced a deadline for public comments. Public comments on these applications must be submitted by August 14, 2024.

Premarket tobacco applications for certain ZYN products, which are currently marketed in the U.S., were submitted in March 2020. In the same month, these applications were filed for scientific review and in July 2020 the FDA issued a deficiency letter which Swedish Match USA, Inc. addressed in September 2020. The FDA has not completed its review of such applications but, consistent with its practice concerning products with respect to which applications were filed prior to a September 9, 2020 deadline, the FDA has not taken enforcement action to prevent these ZYN products from being marketed or indicated that it intends to do so. After the September 9, 2020 deadline, we also submitted additional applications for authorization to market other ZYN products. As these applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the submitted information. We are unable to market these products until the FDA authorizes such applications.

On April 29, 2024, we submitted the Annual Report for the IQOS Tobacco Heating System ("THS") to the FDA. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2023 and February 29, 2024. The report included publications in various scientific fields including aerosol chemistry and physics, standard and systems toxicology, clinical studies on exposure reduction to HPHCs, and observational studies. Overall, the review continues to support the finding that IQOS THS is "appropriate for the promotion of public health."

Some states and municipalities in the U.S. have introduced stringent restrictions on the sale of certain SFPs, including those authorized by the FDA. We believe that such restrictions on FDA-authorized products will not advance public health and will unreasonably limit adult consumer access to products that are shown to be a better alternative to continued cigarette smoking.

In March 2020, the FDA issued a final rule to require new text and graphic health warnings on cigarette packs and advertisements. HTPs are technically covered by this rule; however, the FDA stated that it would make product-specific decisions about health warnings when issuing or revising individual product or marketing orders. This approach would be consistent with the original marketing order granted for Heatsticks where the FDA required Philip Morris Products S.A. to remove the Surgeon General’s health warning for carbon monoxide from its packaging and advertising, and to use a nicotine addiction health warning instead. Philip Morris Products S.A. is committed to providing adult consumers with complete, accurate, and non-misleading information about possible health risks associated with its products. We shared our views with the FDA on the application of the new warnings to our HTPs. The final rule is the subject of litigation in the U.S. and was previously vacated nationwide by a federal court in December 2022. In March 2024, the decision to vacate was reversed by a U.S. appellate court and the lower court was directed to consider additional issues. Proceedings remain ongoing. Philip Morris Products S.A. is not a party to this litigation.

On March 8, 2023, the FDA proposed new requirements for tobacco product manufacturers regarding the manufacture, design, packing and storage of their products. The FDA stated that these proposed requirements would help protect public health by, among other things, minimizing or preventing contamination and limiting additional risks by ensuring product consistency. The FDA held a public hearing on April 12, 2023, to gather additional comments from stakeholders, including the industry, the scientific community, advocacy groups, and the public. The proposed rule was also made available for public comment for 180 days. The FDA will review all comments as part of the rulemaking process for this rule. PMI welcomes the FDA’s rule under section 906(e) of the Federal Food, Drug, and Cosmetic Act and shared its views with the FDA in September 2023 on this important foundational rule.

In April 2022, the FDA issued two proposed product standards that would (a) prohibit menthol as a characterizing flavor in cigarettes; and (b) prohibit characterizing flavors in cigars.  In doing so, the FDA specifically requested comments as to whether the rule addressing menthol in cigarettes should contain an exemption process for certain tobacco products, including heated tobacco products, that meet the definition of cigarette and thus fall within the scope of the proposed rule. We submitted comments to the FDA in August 2022, explained why we believe any prohibition should not extend to FDA-authorized smoke-free products, and otherwise advocated for an automatic exemption for smoke-free products authorized through the PMTA or MRTP review pathways. The FDA has not completed rulemaking with respect to either of these two proposed product standards, and it is uncertain whether these product standards will be finalized and, if so, when.  In October 2023, the FDA submitted the proposed product standards to the White House Office of Management and Budget for review.  It is possible that the FDA will not accept our comments to the proposed product standard and that the menthol product standard, if finalized, will encompass menthol heated tobacco consumables.

FDA actions may influence the regulatory approach of other governments and international regulatory agencies.

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Armenia, Bahrain, Egypt, Jordan, the Philippines, Saudi Arabia, Tajikistan, Tunisia, the UAE and Uzbekistan, and voluntary in Algeria, Colombia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, Russia, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-vapor products (e.g., e-cigarettes), national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Bahrain, China, Egypt, Jordan, New Zealand, United Arab Emirates, and Saudi Arabia and Tajikistan, and voluntary in Azerbaijan, Costa Rica, Dominican Republic, France, Indonesia, Kazakhstan, the Philippines, Russia, the U.K. and Ukraine.

Currently, industry standards setting minimum quality and safety requirements for tobacco-free oral nicotine products (e.g., nicotine pouches) have been adopted in Armenia, Pakistan, Sweden, the U.K., and Ukraine. These standards are voluntary.

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

We make our scientific findings publicly available for scrutiny and peer review through several channels, including our websites. From time to time, adult consumers, competitors, members of the scientific community, and others inquire into our scientific methodologies, challenge our scientific conclusions or request further study of certain aspects of our SFPs and their health effects. We are committed to a robust and open scientific debate and believe that such debate should be based on accurate and reliable scientific information. We seek to provide accurate and reliable scientific information about our SFPs; nonetheless, we may not be able to prevent third-party dissemination of false, misleading or unsubstantiated information about these products. The dissemination of scientifically unsubstantiated information or studies with a strong confirmation bias by third parties may cause confusion among adult smokers and affect their decision to switch from continued smoking to better alternatives, such as our SFPs.

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

Legal Challenges to SFPs: We face various administrative and legal challenges related to certain SFP activities, including allegations concerning product classification; advertising, distribution and sales restrictions; corporate communications; product coach activities; scientific substantiation; product liability; and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize SFPs and to communicate with the public. The outcomes of these matters may affect our SFP commercialization and public communication activities and performance in one or more markets.

On June 11, 2024, Swedish Match North America LLC ("SMNA") received a subpoena from the office of the Attorney General of the District of Columbia (“D.C.”). The subpoena requests, among other things, information concerning SMNA’s compliance with D.C.’s licensing regulations, age-verification requirements, and prohibition on the sale of flavored tobacco products, including with respect to ZYN nicotine pouches. SMNA is cooperating with the investigation and is conducting a full review of its sales and supply chain arrangements in D.C. and other U.S. localities where flavor bans may apply.

Following receipt of the subpoena, SMNA took steps to suspend online sales on the e-commerce shop associated with ZYN.com. Sales through the e-commerce portion of ZYN.com have represented less than 2% of nationwide sale volumes historically. By contrast, sales through brick-and-mortar retailers have long been the foundation of Swedish Match’s business in the United States, with ZYN distributed in over 160,000 stores. Swedish Match is presently assessing whether it makes sense from a business and financial standpoint to resume sales through an e-commerce shop on ZYN.com.

Our SFP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our SFPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones in order to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria to terminate the companies' commercial relationship covering IQOS in the U.S. As of April 30, 2024, PMI holds the full rights to commercialize IQOS in the U.S. For more details, see Part I, Item 1. Financial Statements— Note 8. Contingencies and Note 18. Acquisitions to our condensed consolidated financial statements in this report.

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

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain pending matters in Note 8. Contingencies.

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

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023. The new production facility was completed at the end of the first quarter of 2024 and local production commenced in April 2024. As of June 30, 2024, our Ukrainian operations had approximately $0.5 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of June 30, 2024, our Russian operations had approximately $2.8 billion in total assets, excluding intercompany balances, of which approximately $0.7 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, we hold a 23% equity interest in Megapolis Distribution B.V., the holding company of JSC TK Megapolis (formerly CJSC TK Megapolis), PMI's distributor in Russia. On July 18, 2024, the Ministry of Industry and Trade filed a petition before the Arbitrazh Court of Moscow seeking the forced localization of JSC TK Megapolis. For further details, see Note 8. Contingencies and Note 12. Related Parties – Equity Investments and Other.

These developments above have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Impact of Inflation on Our Business and Mitigation Efforts

Like many other global companies, we have experienced inflationary pressures in 2022, 2023 and the first half of 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. For the year ended December 31, 2023, the impact on cost of sales was approximately $580 million and while tobacco leaf costs remain a headwind we expect certain inflationary elements to ease, with a more moderate overall increase in 2024. This impact has been, and we expect it to continue to be, significantly offset by the positive elements of pricing, productivities and the mitigating factors as we progress through the year. The net result of the inflationary impacts and our efforts to mitigate these impacts were not material to PMI during these periods.

Inflationary impacts driven by higher wages have resulted from merit increases that reflect local inflation as we continuously evaluate our compensation and benefit offerings to be competitive with the current market. Increased transportation costs resulted from increased shipping rates for all modes of transportation (air, ocean and inland) due to ocean and air capacity constraints. Increases in cost of sales resulted from higher cost of direct materials due to the pass on of energy, transportation, labor and commodity price increases from suppliers as well as increases in utility costs, including gas and electricity prices, primarily in Europe resulting from the war in Ukraine. Raw materials such as tobacco leaf have longer inventory durations which resulted in insignificant inflationary impacts to our cost of sales in 2022; however tobacco leaf purchases in both 2022 and 2023 were at higher prices due to inflationary impacts on fertilizer prices and labor costs, thus resulting in increases in the cost of inventory with corresponding impacts on our financial results in 2023 and continuation in 2024. In addition, our cash flow from operating activities in 2023 was impacted by the net working capital investment related to the procurement of tobacco leaf inventory and higher cost of direct materials. We expect certain of these inflationary elements to ease in 2024 as noted above.

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

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the six months ended June 30, 2024 and 2023, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting, were not material.

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial condition, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, the work of the International Financial Reporting Standards Foundation, including the International Sustainability Standards Board proposed climate standard and the recommendations of the Task Force on Climate-related Financial Disclosures, the SEC’s rules regarding climate-related disclosures, the California Climate Corporate Accountability Act, the California Greenhouse Gases: Climate-Related Financial Risk Act, the Task Force on Nature-related Financial Disclosures, the EU Corporate Sustainability Reporting Directive, the EU Taxonomy Regulation, the EU Deforestation Regulation, the EU Corporate Sustainability Due Diligence Directive, CDP, the GHG Protocol, and carbon tax programs in Europe and Canada.

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

The U.S., the U.K., Switzerland and the EU banned the export of electric accumulators and static converters to Russia. In addition, the U.S., the EU and the U.K. banned the export of electronic cigarettes and similar personal electric vaporizing devices to Russia. Certain countries also banned the delivery of services to Russia, such as information technology consultancy services, accounting and business and management consulting services, or required licenses to continue delivering these services to Russian persons or entities after September 30, 2024. We are working to mitigate any potential impacts from these restrictions.

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

Segment Operating Results – Three Months and Six Months Ended June 30, 2024

The following discussion compares operating results within each of our segments for the three months and six months ended June 30, 2024, with the three months and six months ended June 30, 2023.

Europe:

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,815	$3,574	6.7%	7.0%	$241	$(9)	$—	$205	$45	$—
Operating Income	$1,660	$1,619	2.5%	5.3%	$41	$(45)	$—	$205	$2	$(121)

During the quarter, net revenues increased by 6.7%. Net revenues, excluding currency and acquisitions, increased by 7.0%, reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by higher HTU volume, partly offset by lower cigarettes volume.

Operating income increased by 2.5%. Operating income, excluding currency and acquisitions, increased by 5.3%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; partly offset by higher marketing, administration and research costs as well as manufacturing costs, including the impact of the EU single-use plastics directive.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,180	$6,642	8.1%	7.1%	$538	$69	$—	$368	$101	$—
Operating Income	$3,116	$2,834	10.0%	11.0%	$282	$(31)	$—	$368	$66	$(121)

For the six months ended June 30, 2024, net revenues increased by 8.1%. Net revenues, excluding currency and acquisitions, increased by 7.1%, primarily driven by the same factors as for the quarter.

The pricing variance for the full year 2023 and the first six months of 2024 was negatively impacted by the supplemental tax surcharge on heated tobacco products ("HTPs") in Germany, which went into effect in 2022. On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. On May 15, 2024, following the decision issued by CJEU, the Fiscal Court in Dusseldorf (the "FCD") also ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. The FCD admitted an appeal to the Federal Tax Court. On June 19, 2024, PMI submitted an appeal. The negative impact will continue, at least until the appeal ruling on the legality of the surcharge is concluded. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results. Any future tax stamps withdrawals and those withdrawn without an approved payment suspension in place at the date of the FCD decision, will be paid in the normal course of business and the accrued liability balance of $0.8 billion existing as of that date may remain until the outcome of the appeal is known. An unfavorable outcome to the appeal would negatively impact PMI’s future cash provided by operating activities. A favorable outcome to the appeal would positively impact future PMI’s operating results.

Operating income increased by 10.0%. Operating income, excluding currency and acquisitions, increased by 11.0%, primarily reflecting: a favorable comparison of $47 million related to asset impairment and exit costs in 2023, a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by higher HTU volume, notwithstanding lower cigarette volume; partly offset by higher marketing, administration and research costs, as well as manufacturing costs, including the impact of the EU single-use plastics directive.

Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market for cigarettes and HTUs in the Region decreased by 1.7% to 138.0 billion units, reflecting a 2.8% decline for cigarettes, partly offset by an increase for HTUs. The decrease in the estimated total market was predominantly due to France (down by 11.4%), the UK (down by 15.4%), Germany (down by 3.3%), and the Netherlands (down by 20.7%), partly offset by Bulgaria (up by 10.6%), Romania (up by 5.0%), and Greece (up by 8.3%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region decreased by 1.2% to 262.1 billion units, reflecting a 2.6% decline for cigarettes, partly offset by an increase for HTUs. The decrease in the estimated total market was predominantly due to France (down by 13.8%), the UK (down by 13.3%), and the Netherlands (down by 15.5%), partly offset by Bulgaria (up by 9.7%), Poland (up by 2.3%), Romania (up by 3.9%), and Greece (up by 7.1%).

Europe Key Data	Second-Quarter			Six Months Year-to-Date
			Change			Change
	2024	2023	% / pp	2024	2023	% / pp
PMI Market Share
Cigarettes	30.2%	30.3%	(0.1)	30.1%	30.3%	(0.2)
Heated Tobacco Units	9.6%	8.8%	0.8	9.8%	8.9%	0.9
Total Europe	39.8%	39.1%	0.7	40.0%	39.2%	0.8
Note: Sum may not foot due to roundings.

In the second quarter, our total cigarette and HTU shipment volume in the Region increased by 1.7% to 56.4 billion units. Total cigarette and HTU shipment volume increased notably in Italy (up by 7.6%), mainly driven by cigarettes, and Poland (up by 6.0%), and decreased, notably in France (down by 11.7%) and the Netherlands (down by 19.5%), both driven by cigarettes.

Our estimated HTU adjusted in-market sales volume in the Region increased by 6.8% in the quarter, reflecting continued growth momentum for IQOS, partly offset by the impact from the EU characterizing flavor ban.

Our HTU share of the total cigarette and HTU market in the Region increased by 0.8 points on an adjusted basis.

For the six months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 0.1% to 104.8 billion units. Total cigarette and HTU shipment volume increased notably in Poland (up by 7.9%), Greece (up by 9.6%) and Germany (up by 1.9%), and decreased, notably in France (down by 21.7%) and the Netherlands (down by 15.2%), both driven by cigarettes.

Our estimated HTU adjusted in-market sales volume in the Region increased by 8.0%, reflecting continued growth momentum for IQOS, partly offset by the impact from the EU characterizing flavor ban.

Our HTU share of the total cigarette and HTU market in the Region increased by 0.9 points on an adjusted basis.

Other Oral SFP includes chew bags and tobacco bits
Note: Sum may not foot due to roundings.

In the second quarter, oral SFP shipments decreased by 1.6% with decline of snus (down by 5.6%), partly offset by nicotine pouches (up by 26.9%).

For the six months year-to-date, oral SFP shipments increased by 6.9%, driven by growth of nicotine pouches (up by 40.2%) and snus (up by 2.5%).

SSEA, CIS & MEA:

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,771	$2,668	3.9%	13.3%	$103	$(251)	$—	$229	$123	$2
Operating Income	$891	$880	1.3%	26.0%	$11	$(230)	$12	$229	$50	$(50)
During the quarter, net revenues increased by 3.9%. Net revenues, excluding currency and acquisitions, increased by 13.3%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher HTU and cigarettes volume, as well as favorable HTU and cigarette mix.

Operating income increased by 1.3%. Operating income, excluding currency and acquisitions, increased by 26.0%, primarily reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products and cigarettes volume, notwithstanding unfavorable cigarette mix; partly offset by higher manufacturing costs (primarily due to higher cost of tobacco leaf).

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,429	$5,145	5.5%	14.2%	$284	$(445)	$—	$384	$267	$78
Operating Income	$1,663	$1,614	3.0%	31.5%	$49	$(471)	$12	$384	$96	$28

For the six months ended June 30, 2024, net revenues increased by 5.5%. Net revenues, excluding currency and acquisitions, increased by 14.2%, primarily reflecting: a favorable comparison to 2023 due to the 2023 charge of $80 million following the termination of a distribution arrangement in the Middle East (recognized as a reduction of net revenues in 2023), a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher cigarette and HTU volume and favorable cigarettes mix.

Operating income increased by 3.0%. Operating income, excluding currency and acquisitions, increased by 31.5%, primarily reflecting: a favorable comparison to 2023 due to the 2023 charge of $80 million following the termination of a distribution arrangement in the Middle East as discussed in net revenues above, and $32 million related to asset impairment and exit costs in 2023. In addition, this increase was due to a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher cigarette and HTU volume, notwithstanding unfavorable cigarette mix; partly offset by higher manufacturing costs (primarily due to higher cost of tobacco leaf).

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries
In the second quarter, the estimated total market for cigarettes and HTUs in the Region increased by 3.7% to 393.9 billion units. The increase in the estimated total market was mainly due to Russia (up by 6.2%), Pakistan (up by 42.4%), Egypt (up by 18.6%), Bangladesh (up by 8.5%) and Turkey (up by 4.1%), partly offset by Thailand (down by 19.5%) and Kazakhstan (down by 8.8%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region increased by 2.5% to 767.0 billion units. The increase in the estimated total market was mainly due to Turkey (up by 10.3%), Russia (up by 5.3%), Indonesia (up by 3.1%) and Bangladesh (up by 6.5%), partly offset by Thailand (down by 14.1%) and Philippines (down by 7.9%).

In the second quarter, our total cigarette and HTU shipment volume in the Region increased by 4.5% to 94.3 billion units, mainly driven by Turkey (up by 9.7%) and Saudi Arabia (up by 68.9% due to inventory movements), partly offset by Indonesia (down by 6.4%), Thailand (down by 24.9%) and the Philippines (down by 9.7%). Our estimated HTU adjusted in-market sales volume increased by 11.4%, with 18.5% HTU shipment volume growth. HTU shipment growth in Russia primarily reflects timing and cross-border dynamics, with limited underlying growth.

For the six months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 4.8% to 180.6 billion units, mainly driven by Turkey (up by 16.0%), partly offset by the Philippines (down by 14.2%). Our estimated HTU adjusted in-market sales volume increased by 13.1%, with 15.2% HTU shipment volume growth.

EA, AU & PMI DF:

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,673	$ 1,680	(0.4)%	6.7%	$(7)	$(120)	$—	$88	$25	$—
Operating Income	$ 753	$ 557	35.2%	51.5%	$196	$(91)	$—	$88	$2	$197

During the quarter, net revenues decreased by 0.4%. Net revenues, excluding currency and acquisitions, increased by 6.7%, reflecting: a favorable pricing variance and favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume.

Operating income increased by 35.2%. Operating income, excluding currency and acquisitions, increased by 51.5%, mainly driven by the same factors as for net revenues, as well as a favorable comparison to 2023 reflecting the South Korea indirect tax charge of $204 million in 2023.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,357	$3,200	4.9%	12.1%	$157	$(229)	$—	$218	$168	$—
Operating Income	$1,516	$1,194	27.0%	45.1%	$322	$(216)	$—	$218	$74	$246

For the six months ended June 30, 2024, net revenues increased by 4.9%. Net revenues, excluding currency and acquisitions, increased by 12.1%, reflecting: a favorable pricing variance and favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume.

Operating income increased by 27.0%. Operating income, excluding currency and acquisitions, increased by 45.1%, mainly driven by the same factors as for net revenues, as well as a favorable comparison to 2023 reflecting the South Korea indirect tax charge of $204 million in 2023.

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries
In the second quarter, the estimated total market for cigarettes and HTUs in the Region, excluding China, decreased by 0.7% to 80.2 billion units, with a decline in cigarettes, partly offset by HTU growth. The decrease in the estimated total market was mainly driven by Australia (down by 29.1%), South Korea (down by 1.9%), and Taiwan (down by 4.2%), partly offset by International Duty Free (up by 8.5%) and Japan (up by 0.9%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding China, was stable at 156.0 billion units, with HTU growth partly offset by a decline in cigarettes. The increase in the estimated total market was mainly driven by International Duty Free (up by 12.4%) and Japan (up by 1.0%), partly offset by Australia (down by 29.4%).

In the second quarter, our total cigarette and HTU shipment volume in the Region increased by 1.0% to 27.3 billion units, driven by Japan (up by 5.0%), partly offset by Australia (down by 28.5%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 13.3% in the quarter, including growth in Japan of 12.5%.

For the six months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 5.0% to 54.5 billion units, driven by Japan (up by 12.6%), partly offset by Australia (down by 27.2%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 14.1%, including growth in Japan of 12.9%.

Americas:

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,129	$969	16.5%	14.2%	$160	$22	$—	$55	$110	$(27)
Operating Income	$183	$243	(24.7)%	(39.1)%	$(60)	$35	$—	$55	$104	$(254)

During the quarter, net revenues increased by 16.5%. Net revenues, excluding currency and acquisitions, increased by 14.2%, primarily reflecting: favorable volume/mix, mainly due to the growth of ZYN nicotine pouches in the U.S., partly offset by lower cigarette volume and unfavorable cigarette mix outside of the U.S.; and a favorable pricing variance, predominantly driven by higher combustible tobacco pricing.

Operating income decreased by 24.7%. Operating income, excluding currency and acquisitions, decreased by 39.1%, mainly reflecting: higher amortization of intangibles and higher marketing and administration costs, including incremental investment in the U.S. The decrease was partly offset by a favorable volume/mix and pricing variance, mainly due to the same factors as for net revenues.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,125	$1,837	15.7%	12.9%	$288	$51	$—	$54	$231	$(48)
Operating Income	$282	$426	(33.8)%	(47.2)%	$(144)	$57	$—	$54	$217	$(472)

For the six months ended June 30, 2024, net revenues increased by 15.7%. Net revenues, excluding currency and acquisitions, increased by 12.9%, primarily reflecting: favorable volume/mix, mainly due to growth of ZYN nicotine pouches in the U.S., partly offset by cigarette volume declines outside of the U.S.; and favorable cigarette pricing.

Operating income decreased by 33.8%. Operating income, excluding currency and acquisitions, decreased by 47.2%, mainly reflecting: higher asset impairment and exit costs, higher amortization of intangibles, and higher marketing and administration costs, including incremental investment in the U.S. The decrease was partly offset by favorable volume/mix, mainly due to the same factors as for net revenues; and favorable cigarette pricing.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the second quarter, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by 2.7% to 45.2 billion units, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Argentina (down by 20.0%) and Canada (down by 12.6%), partly offset by Brazil (up by 9.6%).

For the six months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by 2.8% to 89.9 billion units, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Argentina (down by 13.8%) and Canada (down by 12.9%), partly offset by Brazil (up by 6.5%).

In the second quarter, our total cigarette and HTU shipment volume in the Region decreased by 3.6% to 15.1 billion units, mainly due to Argentina (down by 19.9%), partly offset by Brazil (up by 8.7%).

For the six months year-to-date, our total cigarette and HTU shipment volume in the Region decreased by 3.7% to 29.5 billion units, mainly due to Argentina (down by 14.7%), partly offset by Brazil (up by 9.4%).

For the six months year-to-date, cigar shipment volume declined by 18.3%, predominantly due to a tough comparison related to trade inventory movements in the prior-year around the April 2023 price increase.

(1) Excluding U.S. chew
Note: Sum may not foot due to roundings.

In the second quarter, oral products shipments increased by 35.8%, driven by ZYN nicotine pouches (up by 50.3%) in the U.S.

For the six months year-to-date, oral products shipments increased by 43.4%, driven by ZYN nicotine pouches (up by 63.5%) in the U.S.

Wellness and Healthcare:

The results of PMI’s Vectura Fertin Pharma business are reported in the Wellness and Healthcare segment. The business operations of our Wellness and Healthcare segment are evaluated separately from the geographical segments.

Financial Summary
Financial Summary - Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$80	$76	5.3%	5.3%	$4	$—	$—	$6	$—	$(2)
Operating Income / (Loss)	$(43)	$(733)	94.1%	94.1%	$690	$—	$—	$6	$—	$684

During the quarter, net revenues increased by 5.3%.

The operating loss of $43 million in 2024 was primarily due to research and development, and administration costs. The operating loss in 2023 included an impairment charge of $680 million consisting of a goodwill impairment of $665 million and a non-amortizable intangible asset impairment charge of $15 million. For further details on this 2023 impairment charge, see Note 4. Goodwill and Other Intangible Assets, net.

Financial Summary
Financial Summary - Six Months Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$170	$162	4.9%	3.7%	$8	$2	$—	$8	$—	$(2)
Operating Income / (Loss)	$(88)	$(771)	88.6%	88.3%	$683	$2	$—	$8	$—	$673

For the six months ended June 30, 2024, net revenues increased by 4.9%. Net revenues, excluding currency and acquisitions, increased by 3.7%.

The operating loss of $88 million in 2024 was primarily due to research and development, and administration costs. The operating loss in 2023 included the goodwill and non-amortizable intangible asset impairment charge of $680 million as discussed in the quarter results above. For further details on this 2023 impairment charge, see Note 4. Goodwill and Other Intangible Assets, net.

Financial Review

Cash Flow Highlights

	For the Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$4,873	$2,487
Net cash provided by (used in) investing activities	(530)	(1,074)
Net cash provided by (used in) financing activities	(2,397)	(920)

Net Cash Provided by (Used in) Operating Activities
During the first six months of 2024, net cash provided by operating activities was $4.9 billion as compared to $2.5 billion in the first six months of 2023. Excluding unfavorable currency movements of $0.7 billion, the favorable variance of $3.1 billion was due primarily to lower working capital requirements of $2.0 billion and higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense and impairment charges of goodwill and other intangibles.

The unfavorable currency movements primarily related to the currency impact on net earnings and represented the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen and Russian ruble.

The lower working capital requirements in 2024 as compared with 2023 were primarily due to less cash used in accrued liabilities and other current assets, net of more cash provided by inventories, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments and less cash used in accounts payable in 2024 primarily due to comparison with 2023 payment for higher IQOS ILUMA device purchases in the fourth quarter of 2022 to meet the needs of ILUMA launches. The favorable 2024 working capital comparison to 2023 is also impacted by higher 2023 working capital requirements following the higher cost of tobacco leaf and other direct materials due to inflationary pressures (for further details, see “Impact of Inflation on Our Business and Mitigation Efforts” section of this MD&A), as well as tactical stock increases for certain direct materials. These changes in the working capital requirements were partly offset by more cash used in accounts receivable mainly reflecting lower usage of our factoring arrangements to sell trade receivables, as well as the timing of sales and cash collections. For further detail on our factoring arrangements, see Note 13. Sale of Accounts Receivable.

For the full year 2024, we currently expect net cash provided by operating activities of approximately $11 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Provided by (Used in) Investing Activities

During the first six months of 2024, net cash used in investing activities was $530 million as compared to $1.1 billion in the first six months of 2023. This decrease in net cash used was primarily due to changes in the cash collateral posted for derivative instruments, partially offset by higher capital expenditures.

Capital expenditures of $787 million during the first six months of 2024 increased by $148 million as compared with the first six months of 2023. The 2024 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2024 to be approximately $1.3 billion to $1.4 billion, including further investments in ZYN capacity in the U.S.

Net Cash Provided by (Used in) Financing Activities

During the first six months of 2024, net cash used in financing activities was $2.4 billion as compared to $0.9 billion in the first six months of 2023. The increase in net cash used was primarily due to lower net borrowings in 2024 reflecting lower long-term debt proceeds and lower net short-term borrowings (primarily commercial paper). The increase was partly offset by favorable comparisons to 2023 mainly reflecting repayment on the bridge facility in 2023 related to the Swedish Match acquisition, and payments in 2023 to acquire the remaining issued and outstanding shares in Swedish Match.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At June 30, 2024, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Negative

Revolving Credit Facilities

At June 30, 2024, our committed revolving credit facilities were as follows:

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

At June 30, 2024, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.1 billion at June 30, 2024, and approximately $2.7 billion at December 31, 2023. Borrowings under these arrangements and other bank loans amounted to $139 million at June 30, 2024, and $283 million at December 31, 2023.

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

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of June 30, 2024 and December 31, 2023, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2024, we had no commercial paper outstanding. At December 31, 2023, we had $1.7 billion commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2024 was $1.9 billion. The average commercial paper balance outstanding during 2023 was $3.6 billion.

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

Debt – Our total debt was $49.1 billion at June 30, 2024 and $47.9 billion at December 31, 2023.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first six months of 2024 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$750	4.750%	February 2024	February 2027
U.S. dollar notes	(a)	$1,000	4.875%	February 2024	February 2029
U.S. dollar notes	(a)	$1,250	5.125%	February 2024	February 2031
U.S. dollar notes	(a)	$1,750	5.250%	February 2024	February 2034
Euro notes	(b) (c)	€500 (approximately $543)	3.750%	June 2024	January 2031
(a) Interest is payable semi-annually, commencing in August 2024
(b) Interest is payable annually, commencing in January 2025
(c) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper and to refinance certain of our outstanding notes due in 2024.

Guarantees – At June 30, 2024, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

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

Equity and Dividends

We discuss our stock awards as of June 30, 2024 in Note 2. Stock Plans to our condensed consolidated financial statements.

On June 11, 2021, our Board of Directors authorized a share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period. On July 22, 2021, we began repurchasing shares under this share repurchase program. On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. We did not make any share repurchases in 2023 and 2024. Our three-year share repurchase program expired on July 21, 2024.

Dividends paid in the first six months of 2024 were $4.1 billion. During the third quarter of 2023, our Board of Directors approved a 2.4% increase in the quarterly dividend to $1.30 per common share. As a result, the present annualized dividend rate is $5.20 per common share.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Our SFPs constitute a relatively new product category that is less predictable than our mature cigarette business. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Environment section in this report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

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

The World Health Organization (the "WHO") study group on tobacco product regulation published their ninth report on the scientific basis of tobacco product regulation in August 2023. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the FCTC Secretariat published two reports on novel and emerging tobacco products to the Ninth Session of the CoP of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to the Tenth Session of the CoP ("CoP 10"). CoP 10 to the FCTC took place in February 2024. According to reports and decisions published, neither new decisions nor new policy recommendations on novel and emerging tobacco products were adopted. Specific Guidelines were adopted to address cross-border Tobacco Advertising, Promotion, and Sponsorship ("TAPS") and the depiction of tobacco in entertainment media. The Eleventh session of the CoP is currently scheduled to take place in 2025.

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

The commercialization of our products in the United States is dependent on successfully managing compliance with federal, state, and local laws, regulations, legal agreements, and related interpretations. Failure to successfully manage compliance and to resolve any disputes that may arise regarding the application of legal and administrative requirements to our products could negatively impact the timing, manner, or success of our SFP commercialization in the United States and could have a material adverse effect on our results of operations, revenues, cash flows, or profitability.

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

This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking, health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Environment section of this report. A continuous decline in the consumption of cigarettes could have a material adverse effect on our revenue, cash flow and profitability, which in turn may have a material adverse effect on our ability to fund our smoke-free transformation.
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

We are subject to income tax laws in the United States and numerous foreign jurisdictions. Changes in the U.S. tax system, including significant increases in the U.S. corporate income tax rate and the minimum tax rate on certain earnings of foreign subsidiaries could be enacted. Such changes could have a material adverse impact on our effective tax rate thereby reducing our net earnings. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development, which recommended changes to numerous long-standing tax principles, and could have a material adverse impact on our effective tax rate thereby reducing our net earnings. Currently, many countries have enacted the OECD’s framework on a global minimum tax (referred to as “Pillar Two”), effective for taxable years beginning after December 31, 2023. While we have determined that Pillar Two should not have a material impact on our 2024 consolidated financial statements, we will continue to evaluate and monitor as additional guidance and clarification becomes available. If implemented, such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, or positions, could also have a material adverse impact on our effective tax rate thereby reducing our net earnings. In future periods, our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates.

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

We could decide - or laws, regulations, or judicial administrative action could require us - to recall products due to the failure, or alleged failure, to meet quality or safety standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, manufacturing defects, or other product safety concerns, adulteration, misbranding or tampering. A product recall or a product liability or other claim (even if unsuccessful or without merit) could generate negative publicity about us and our products, and our Company’s reputation or that of our brands may be adversely affected. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, adult nicotine consumers might reduce their overall consumption of products in that product category. Any of these events could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.

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

The full implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. The likelihood of retaliatory action by the Russian government against companies, including PMI, as a result of actions and statements made in response to the Russian invasion or otherwise, including the possibility of legal action against us or our employees; the deprivation of rights in, or access to, our Russian or Russia-related assets; or nationalization of foreign businesses or assets (including cash reserves held in Russia and intangible assets such as trademarks), is impossible to predict. We are continuously assessing the evolving situation in Russia, including regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. The deprivation of rights in, or access to, our Russian or Russia-related assets could also result in a material impairment and could cause the deconsolidation of our Russian business. In Ukraine, there is no way to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in further impairment charges.

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

The conflict may also heighten many other risks disclosed in this report, any of which could adversely affect our business, results of operations, cash flows or financial position. Such risks could affect, without limitation, the achievement of our strategic priorities, including achievement of our smoke-free business growth targets; the availability of third-party manufacturing resources; the availability of attractive acquisition and strategic business opportunities and our ability to fully realize the benefits of these transactions; our ability to attract, motivate, and retain the best global talent; and our loss of revenue from counterfeiting and similar illicit activities.

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

A prolonged disruption at or shut-down of one or more of our production facilities, especially our ZYN production facility in Kentucky, U.S., which currently supplies substantially all of our capacity for ZYN sales in the U.S., due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, or for any other reason, could limit our capacity to meet customer demands. Such an event could disrupt our operations; delay production, shipments and revenue; and result in significant expense to repair or replace our affected facilities. As a result, we could forgo revenue opportunities and potentially lose market share, which could materially and adversely affect our business, financial condition and results of operations.

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

There is litigation related to tobacco products and/or nicotine products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases in Canada and Nigeria, range into the billions of U.S. dollars. As of March 2024, we began facing litigation related to our oral nicotine products before certain courts in the United States. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain SFP activities, including allegations concerning product classification, advertising and distribution restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize SFPs and to communicate with the public. The outcomes of these matters may affect our SFP commercialization and public communication activities and performance in one or more markets. Also, see Note 8. Contingencies to our consolidated financial statements for a discussion of pending litigation.
From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising or distribution, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Note 8. Contingencies—Other Litigation to our condensed consolidated financial statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations in this report for a description of certain governmental investigations to which we are subject.
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
The research, development, and commercialization of non-recreational cannabinoid products subjects the Company to legal, regulatory, reputational and other risks.

Our Wellness and Healthcare business, Vectura Fertin Pharma, is researching, developing, and exploring the commercialization of medical and pharmaceutical cannabinoids and non-recreational cannabinoid products (including CBD). Vectura Fertin Pharma currently anticipates pursuing these activities in select non-U.S. markets. While Vectura Fertin Pharma will undertake the activities in a manner consistent with all applicable requirements, successful commercialization is dependent on compliance with a constantly evolving legal and regulatory environment. These activities subject us to various legal, reputational, and regulatory risks, and a failure by Vectura Fertin Pharma to comply with applicable laws could result in criminal, civil, or tax liability.

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

Competitors in our industry include British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, some international competitors may be less susceptible than PMI to changes in currency exchange rates, and some competitors may sell products in circumvention of applicable regulations that compete directly with our products. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, and without scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our SFPs, all of which could have a material adverse effect on our profitability and results of operations. See Item 1. Business—Competition of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for a description of the competitive environment in which we operate.
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

Cyberattacks, security incidents and vulnerabilities, including through artificial intelligence-driven techniques, impacting PMI, newly acquired companies, our business partners, or our third-party providers, continue to dynamically evolve in sophistication and volume, making it difficult for us to predict probability, frequency, and impact severity of security incidents. Further, it may be inherently difficult to detect vulnerabilities during due diligence, for long periods of time, or soon enough to mitigate exploitation. There can be no assurance that such security incidents or vulnerabilities will not have a material adverse effect on us in the future. While PMI works to mitigate these risks by implementing a cybersecurity risk program and a third-party cybersecurity risk management program, there can be no assurance that these programs are comprehensive or accurately identify and sufficiently mitigate all cybersecurity risks.

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

An actual or alleged failure to comply with complex and changing privacy, data, artificial intelligence and information security laws and regulations under the EU General Data Protection Regulation, various U.S. state and federal laws, and other similar privacy and information security laws across the jurisdictions in which PMI operates, such as the failure to protect personal data; implement appropriate technological and reasonable security measures; implement and maintain appropriate safeguards for personal data being transferred internationally; respect the privacy rights of data subjects; provide sufficient detailed notices of personal data processing; retrieve consent and provide opt-outs; meet stringent timeframe requirements for incident reporting to regulatory authorities; comply with artificial intelligence regulations including, but not limited to, the EU Artificial Intelligence Act; and others, could have a material adverse effect on us, subject us to substantial fines and/or legal challenges, and/or harm our business, reputation, financial condition, or operating results. Such laws and regulations across the jurisdictions in which PMI operates may vary, resulting in inconsistent or conflicting legal obligations.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended June 30, 2024, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2024 – April 30, 2024 (1)	—	$—	10,481,359	$6,016,847,275
May 1, 2024 – May 31, 2024 (1)	—	$—	10,481,359	$6,016,847,275
June 1, 2024 – June 30, 2024 (1)	—	$—	10,481,359	$6,016,847,275
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2024 – April 30, 2024 (2)	9,801	$91.69
May 1, 2024 – May 31, 2024 (2)	8,035	$94.88
June 1, 2024 – June 30, 2024 (2)	16,042	$103.34
For the Quarter Ended June 30, 2024	33,878	$97.96

(1)On June 11, 2021, our Board of Directors authorized a new share repurchase program of up to $7 billion, with target spending of $5 billion to $7 billion over a three-year period that commenced in July 2021. These share repurchases have been made pursuant to the $7 billion program. On May 11, 2022, we announced the suspension of our three-year share repurchase program following the recommended public offer to acquire the outstanding shares of Swedish Match from its shareholders. Our three-year share repurchase program expired on July 21, 2024.

(2)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 5.    Other Information.

During the three months ended June 30, 2024, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).

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
July 25, 2024