Form 10-Q
period 2024-09-30
Philip Morris International Inc.
filed 2024-10-24
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 18, 2024, there were 1,554,833,410 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Net revenues 1 & 2 (Notes 7 & 12)	$28,172	$26,127
Cost of sales	9,906	9,431
Gross profit	18,266	16,696
Marketing, administration and research costs (Notes 4, 7, 15 & 18)	8,123	7,364
Impairment of goodwill (Note 4)	—	665
Operating income	10,143	8,667
Interest expense, net	817	788
Pension and other employee benefit costs (Note 3)	44	36
Earnings before income taxes	9,282	7,843
Provision for income taxes	2,145	2,019
Equity investments and securities (income)/loss, net	(852)	(131)
Net earnings	$7,989	$5,955
Net earnings attributable to noncontrolling interests	353	338
Net earnings attributable to PMI	$7,636	$5,617
Per share data (Note 6):
Basic earnings per share	$4.90	$3.61
Diluted earnings per share	$4.89	$3.61
(1) Includes net revenues from related parties of $2,866 million and $2,631 million for the nine months ended September 30, 2024 and 2023, respectively.
(2) Net revenues are shown net of excise tax on products. For the nine months ended September 30, 2024 and 2023, excise tax on products was $38,535 million and $37,140 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Net revenues 1 & 2 (Note 12)	$9,911	$9,141
Cost of sales	3,366	3,165
Gross profit	6,545	5,976
Marketing, administration and research costs (Notes 7 & 18)	2,891	2,606
Operating income	3,654	3,370
Interest expense, net	189	261
Pension and other employee benefit costs (Note 3)	15	8
Earnings before income taxes	3,450	3,101
Provision for income taxes	735	1,031
Equity investments and securities (income)/loss, net	(500)	(101)
Net earnings	3,215	2,171
Net earnings attributable to noncontrolling interests	133	117
Net earnings attributable to PMI	$3,082	$2,054
Per share data (Note 6):
Basic earnings per share	$1.98	$1.32
Diluted earnings per share	$1.97	$1.32
(1) Includes net revenues from related parties of $1,045 million and $857 million for the three months ended September 30, 2024 and 2023, respectively.
(2) Net revenues are shown net of excise tax on products. For the three months ended September 30, 2024 and 2023, excise tax on products was $13,773 million and $13,092 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Net earnings	$7,989	$5,955
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $14 in 2024 and $(12) in 2023	(365)	(669)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2024 and 2023 (Notes 11, 15 & 18)	155	4
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(26) in 2024 and $(20) in 2023	103	59
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(28) in 2024 and $(56) in 2023	126	304
(Gains) losses transferred to earnings, net of income taxes of $30 in 2024 and $30 in 2023	(137)	(155)
Total other comprehensive earnings (losses)	(118)	(457)
Total comprehensive earnings	7,871	5,498
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	312	139
Comprehensive earnings attributable to PMI	$7,559	$5,359

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2024	2023
Net earnings	$3,215	$2,171
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $144 in 2024 and $(95) in 2023	(730)	158
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2024 and 2023	—	2
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(8) in 2024 and $(6) in 2023	36	18
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $27 in 2024 and $(8) in 2023	(160)	58
(Gains) losses transferred to earnings, net of income taxes of $7 in 2024 and $8 in 2023	(43)	(51)
Total other comprehensive earnings (losses)	(897)	185
Total comprehensive earnings	2,318	2,356
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	198	74
Comprehensive earnings attributable to PMI	$2,120	$2,282

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$4,258	$3,060
Trade receivables (less allowances of $54 in 2024 and $79 in 2023) (1)	4,239	3,461
Other receivables (less allowances of $21 in 2024 and $35 in 2023)	952	930
Inventories:
Leaf tobacco	1,980	1,942
Other raw materials	2,368	2,293
Finished product	5,007	6,539
	9,355	10,774
Other current assets	1,992	1,530
Total current assets	20,796	19,755
Property, plant and equipment, at cost	17,512	17,080
Less: accumulated depreciation	9,964	9,564
	7,548	7,516
Goodwill (Note 4)	17,144	16,779
Other intangible assets, net (Note 4)	11,916	9,864
Equity investments (Note 12)	5,631	4,929
Deferred income taxes	1,012	814
Other assets (less allowances of $26 in 2024 and $25 in 2023) (Note 18)	2,845	5,647
TOTAL ASSETS	$66,892	$65,304

(1) Includes trade receivables from related parties of $768 million and $710 million as of September 30, 2024, and December 31, 2023, respectively. For further details, see Note 12. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023
LIABILITIES
Short-term borrowings (Note 10)	$152	$1,968
Current portion of long-term debt (Note 10)	4,833	4,698
Accounts payable	3,511	4,143
Accrued liabilities:
Marketing and selling	1,043	862
Taxes, except income taxes	6,594	7,514
Employment costs	1,235	1,262
Dividends payable	2,119	2,041
Other	2,820	2,737
Income taxes	1,059	1,158
Total current liabilities	23,366	26,383
Long-term debt (Note 10)	44,237	41,243
Deferred income taxes	2,547	2,335
Employment costs	2,957	3,046
Income taxes and other liabilities	1,498	1,743
Total liabilities	74,605	74,750
Contingencies (Note 8)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2024 and 2023)	—	—
Additional paid-in capital	2,283	2,285
Earnings reinvested in the business	35,556	34,090
Accumulated other comprehensive losses (Note 11)	(11,892)	(11,815)
	25,947	24,560
Less: cost of repurchased stock (554,486,775 and 556,891,800 shares in 2024 and 2023, respectively)	35,641	35,785
Total PMI stockholders’ deficit	(9,694)	(11,225)
Noncontrolling interests	1,981	1,779
Total stockholders’ deficit	(7,713)	(9,446)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$66,892	$65,304

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$7,989	$5,955

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	1,310	1,029
Impairment of goodwill and other intangibles (Note 4)	27	680
Impairment related to Vectura Group's expected sale (Note 18)	198	—
Deferred income tax (benefit) provision	20	34
Asset impairment and exit costs, net of cash paid (Note 15)	134	35
Cash effects of changes, net of the effects from acquired companies:
Receivables, net (1)	(987)	(267)
Inventories	1,265	(181)
Accounts payable	(261)	(623)
Accrued liabilities and other current assets	(643)	(922)
Income taxes	(241)	(201)
Pension plan contributions (Note 3)	(81)	(96)
Other	(515)	459
Net cash provided by (used in) operating activities	8,215	5,902

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(1,166)	(1,010)
Acquisitions, net of acquired cash (Note 18)	44	—
Altria Group, Inc. agreement (Note 18)	—	(1,775)
Equity investments	(124)	(111)
Collateral posted/settlements for derivatives, (paid)/returned (Note 5)	(159)	(110)
Other	(128)	(24)
Net cash provided by (used in) investing activities	(1,533)	(3,030)

(1) Includes amounts from related parties of $(111) million and $(130) million for September 30, 2024 and 2023, respectively

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$(1,452)	$356
Issuances - maturities longer than 90 days	100	1,109
Repayments - maturities longer than 90 days	(433)	(554)
Repayments under credit facilities related to Swedish Match AB acquisition	—	(4,430)
Long-term debt proceeds	5,194	9,959
Long-term debt repaid	(2,381)	(2,034)
Dividends paid	(6,091)	(5,941)
Collateral received/settlements for derivatives, received/(returned)	22	2
Payments to acquire Swedish Match AB noncontrolling interests	—	(883)
Noncontrolling interests activity and Other (Note 18)	(337)	(269)
Net cash provided by (used in) financing activities	(5,378)	(2,685)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(149)	(370)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	1,155	(183)
Balance at beginning of period	3,146	3,217
Balance at end of period	$4,301	$3,034

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $43 million and $17 million as of September 30, 2024 and 2023, respectively, and $86 million and $10 million as of December 31, 2023 and 2022, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2024 and 2023
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2023	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)
Net earnings			5,617			338	5,955
Other comprehensive earnings (losses), net of income taxes				(438)		(19)	(457)
Issuance of stock awards		29			129		158
Dividends declared ($3.84 per share)			(5,987)				(5,987)
Dividends paid to noncontrolling interests						(407)	(407)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests (Note 18)		(6)		180		(831)	(657)
Balances, September 30, 2023	$—	$2,253	$33,919	$(9,817)	$(35,788)	$1,727	$(7,706)
Balances, January 1, 2024	$—	$2,285	$34,090	$(11,815)	$(35,785)	$1,779	$(9,446)
Net earnings			7,636			353	7,989
Other comprehensive earnings (losses), net of income taxes				(77)		(41)	(118)
Issuance of stock awards		(2)			144		142
Dividends declared ($3.95 per share)			(6,170)				(6,170)
Dividends paid to noncontrolling interests						(360)	(360)
Acquisitions (Note 18)						159	159
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						91	91
Balances, September 30, 2024	$—	$2,283	$35,556	$(11,892)	$(35,641)	$1,981	$(7,713)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2024 and 2023
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2023	$—	$2,240	$33,893	$(10,045)	$(35,791)	$1,743	$(7,960)
Net earnings			2,054			117	2,171
Other comprehensive earnings (losses), net of income taxes				227		(42)	185
Issuance of stock awards		40			3		43
Dividends declared ($1.30 per share)			(2,028)				(2,028)
Dividends paid to noncontrolling interests						(89)	(89)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests		(27)		1		(2)	(28)
Balances, September 30, 2023	$—	$2,253	$33,919	$(9,817)	$(35,788)	$1,727	$(7,706)
Balances, July 1, 2024	$—	$2,249	$34,582	$(10,930)	$(35,645)	$1,802	$(7,942)
Net earnings			3,082			133	3,215
Other comprehensive earnings (losses), net of income taxes				(962)		65	(897)
Issuance of stock awards		34			4		38
Dividends declared ($1.35 per share)			(2,108)				(2,108)
Dividends paid to noncontrolling interests						(98)	(98)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						79	79
Balances, September 30, 2024	$—	$2,283	$35,556	$(11,892)	$(35,641)	$1,981	$(7,713)

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

On September 17, 2024, PMI announced the execution of a definitive agreement pursuant to which PMI’s direct, wholly-owned subsidiary, Vectura Fertin Pharma Inc., agreed to sell Vectura Group Ltd. (formerly, Vectura Group plc, and hereinafter referred to as “Vectura” or "Vectura Group") to Molex Asia Holdings Ltd. The transaction is expected to close by the end of 2024, subject to regulatory approval, which may impact the timing, and other customary closing conditions. For further details, see Note 18. Acquisitions and Divestitures.

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

Note 2. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At September 30, 2024, shares available for grant under the 2022 Plan were 19,188,146.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2024, shares available for grant under the plan were 855,920.

Restricted share unit (RSU) awards

During the nine months ended September 30, 2024 and 2023, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2024	2,005,920	$ 89.58
2023	1,756,750	$ 101.96

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2024	$ 115	$ 31
2023	$ 124	$ 38
As of September 30, 2024, PMI had $190 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2024, 1,826,668 RSU awards vested. The grant date fair value of all the vested awards was approximately $156 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2024 was approximately $168 million.

Performance share unit (PSU) awards

During the nine months ended September 30, 2024 and 2023, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle.

The performance metrics for such PSU's granted during the nine months ended September 30, 2023 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

•Product Sustainability (20% weight) measuring progress primarily on PMI's efforts to maximize the benefits of smoke-free products, purposefully phase out cigarettes, and reduce post-consumer waste; and

•Operational Sustainability (10% weight) measuring progress on PMI's efforts to benefit PMI and its stakeholders by tackling climate change, preserving nature, improving the quality of life of people in its supply chain, and fostering an empowered, and inclusive workplace.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The performance metrics, targets and relative weights for the PSU’s granted during the nine months ended September 30, 2024 were the same as the PSU’s granted during the nine months ended September 30, 2023, with the exception of adjustments made to certain components of the Sustainability Index intended to address PMI's developing sustainability strategy and reporting.

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

During the nine months ended September 30, 2024 and 2023, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

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

	2024	2023
Average risk-free interest rate (a)	4.2%	4.1%
Average expected volatility (b)	19.9%	24.3%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2024	$ 58	$ 9
2023	$ 51	$ 6

As of September 30, 2024, PMI had $42 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2024, 916,452 PSU awards vested. The grant date fair value of all the vested awards was approximately $86 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2024 was approximately $83 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Net pension costs (income)	$(58)	$(61)	$(19)	$(24)
Net postemployment costs	93	88	31	29
Net postretirement costs	9	9	3	3
Total pension and other employee benefit costs	$44	$36	$15	$8

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Service cost	$162	$130	$53	$45
Interest cost	173	193	57	64
Expected return on plan assets	(299)	(273)	(99)	(92)
Amortization:
Net loss	69	21	23	5
Prior service cost (credit)	(1)	(2)	—	(1)
Net periodic pension cost	$104	$69	$34	$21
(1) Primarily non-U.S. based defined benefit retirement plans.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $81 million were made to the pension plans during the nine months ended September 30, 2024. Currently, PMI anticipates making additional contributions during the remainder of 2024 of approximately $48 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 4. Goodwill and Other Intangible Assets, net:

2024 Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2024, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment using a quantitative assessment for all of its reporting units and non-amortizable intangible assets. As a result of this review, no impairment charges were required. Each of PMI's reporting units had fair values substantially in excess of their carrying values with the exception of the Wellness & Healthcare reporting unit, which had less than 20% excess of fair value over its carrying value. PMI will continue to monitor this reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals or other market factors could result in additional future goodwill and other intangible asset impairments. In addition, there are still risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the current economic, political, regulatory and social conditions as well as the foreign currency volatility. As of September 30, 2024, our Russian operations had approximately $2.9 billion in total assets, excluding intercompany balances, of which approximately $1.0 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles). Additionally, we hold a 23% equity interest in Megapolis Distribution B.V., the holding company of JSC TK Megapolis, pursuant to Dutch law, PMI's distributor in Russia. For further details, see Note 8. Contingencies and Note 12. Related Parties – Equity Investments and Other.

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI DF	Americas	Wellness & Healthcare	Total
Balances at December 31, 2023	$4,173	$2,877	$492	$8,847	$390	$16,779
Changes due to:
Acquisitions and divestitures	—	510	—	—	(65)	445
Currency	(52)	29	5	(74)	12	(80)
Balances, September 30, 2024	$4,121	$3,416	$497	$8,773	$337	$17,144

As discussed in Note 1. Background and Basis of Presentation, PMI updated in January 2024 its segment reporting by including the former Swedish Match segment results into its geographical segments. As a result, the December 31, 2023 goodwill balance in the table above included the reclassification of the former Swedish Match segment to the Europe and Americas segments.

The increase in goodwill was due primarily to the preliminary purchase price allocation of PMI's acquisition in Egypt of United Tobacco Company in the second quarter of 2024. In the third quarter of 2024, the foregoing increase was partially offset by goodwill allocated to the disposal group in relation to Vectura Group's expected sale and currency movements. For further details on the acquisition in Egypt and Vectura Group's expected sale, see Note 18. Acquisitions and Divestitures.

At September 30, 2024, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB and Fertin Pharma A/S, as well as acquisitions in Egypt, Greece, Indonesia, Mexico, the Philippines and Serbia.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Intangible Assets

Details of other intangible assets were as follows:

		September 30, 2024			December 31, 2023
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,630		$4,630	$4,543		$4,543
Amortizable intangible assets:
Trademarks	15 years	2,230	$848	1,382	2,267	$784	1,483
Reacquired commercialization rights for IQOS in the U.S.	5 years	2,777	231	2,546	—	—	—
Developed technology, including patents	8 years	338	118	220	774	329	445
Customer relationships and other	11 years	3,805	667	3,138	3,843	450	3,393
Total other intangible assets		$13,780	$1,864	$11,916	$11,427	$1,563	$9,864

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with the preliminary purchase price allocation of PMI's acquisition in Egypt in the second quarter of 2024 (see Note 18. Acquisitions and Divestitures for further details). The increase since December 31, 2023, was mainly due to the recognition of the Egyptian tobacco manufacturing license, partially offset by currency movements of $92 million and a pre-tax impairment charge in the first quarter of 2024 of $27 million primarily for an in-process research and development project in the Wellness and Healthcare segment. The pre-tax impairment charge of $27 million was recorded in marketing, administration and research costs on PMI's condensed consolidated statements of earnings during the nine months ended September 30, 2024.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2023, was primarily due to the classification of the IQOS commercialization rights in the U.S. on the acquisition date (May 1, 2024) as Other intangible assets, net (see Note 18. Acquisitions and Divestitures), partially offset by developed technology assets of $454 million reclassified as held for sale in relation to Vectura Group's expected sale (see Note 18. Acquisitions and Divestitures) and currency movements of $62 million.

The change in the accumulated amortization from December 31, 2023, was mainly due to the 2024 amortization of $588 million, partially offset by accumulated amortization of developed technology assets of $267 million reclassified as held for sale in relation to Vectura Group's expected sale and currency movements of $20 million. The amortization of intangibles for the nine months ended September 30, 2024 was recorded in cost of sales ($46 million) and in marketing, administration and research costs ($542 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be approximately $993 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This amount includes amortization of IQOS commercialization rights in the U.S. (see Note 18, Acquisitions and Divestitures).

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
2023 Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2023, as a result of the completion of PMI's annual review of goodwill and non-amortizable intangible assets for potential impairment, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $665 million in the consolidated statements of earnings for the nine months ended September 30, 2023, reflecting the impact of reduced estimated future cash flows, which were primarily attributable to unfavorable clinical trial results that became available in June 2023 for an inhalable aspirin product being developed by the Wellness and Healthcare business. Additionally, as a result of the impairment test of non-amortizable intangible assets, PMI recorded a pre-tax impairment charge of $15 million for an in-process research and development project related to one of PMI's 2021 acquisitions. This pre-tax impairment charge of $15 million was recorded within marketing, administration and research costs in the consolidated statements of earnings for the nine months ended September 30, 2023.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At September 30, 2024	At December 31, 2023
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$26,975	$21,987
Interest rate contracts	2,300	3,600
Commodity contracts	17	20

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	21,101	17,658
Total	$50,393	$43,265

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	September 30, 2024	December 31, 2023	Balance Sheet Classification	September 30, 2024	December 31, 2023
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$328	$345	Other accrued liabilities	$203	$249
	Other assets	177	153	Income taxes and other liabilities	427	449
Interest rate contracts	Other current assets	—	1	Other accrued liabilities	43	78
	Other assets	—	—	Income taxes and other liabilities	6	18
Commodity contracts	Other current assets	—	—	Other accrued liabilities	3	5
	Other assets	—	—	Income taxes and other liabilities	—	1
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	100	85	Other accrued liabilities	337	425
	Other assets	—	—	Income taxes and other liabilities	149	143
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$605	$584		$1,168	$1,368
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(428)	(374)		(428)	(374)
Cash collateral received/pledged		(96)	(109)		(620)	(551)
Net amount		$81	$101		$120	$443

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at September 30, 2024 and December 31, 2023.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the nine months ended September 30, 2024 and 2023, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2024	2023		2024	2023	2024	2023
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$104	$290	Net revenues	$133	$112
			Cost of sales	—	—
			Marketing, administration and research costs	4	52
			Interest expense, net	(7)	(13)
Interest rate contracts	51	72	Interest expense, net	37	34
Commodity contracts	(1)	(2)	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(7)	$(24)
Net investment hedges (b):
Foreign exchange contracts	(52)	14	Interest expense, net (c)			221	200
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			214	212
			Marketing, administration and research costs (d)			13	154
Total	$102	$374		$167	$185	$441	$542
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are partially offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended September 30, 2024 and 2023, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2024	2023		2024	2023	2024	2023
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(184)	$67	Net revenues	$43	$73
			Cost of sales	—	—
			Marketing, administration and research costs	(3)	(19)
			Interest expense, net	(2)	(7)
Interest rate contracts	(3)	—	Interest expense, net	12	12
Commodity contracts	—	(1)	Cost of sales	—	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$10	$(10)
Net investment hedges (b):
Foreign exchange contracts	(630)	453	Interest expense, net (c)			74	73
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			115	60
			Marketing, administration and research costs (d)			(419)	258
Total	$(817)	$519		$50	$59	$(220)	$381
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2024, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of September 30, 2024 was $952 million, of which $337 million was recorded in current portion of long-term debt and $615 million was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $46 million as of September 30, 2024.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2024 and 2023, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $(18) million and $51 million, respectively. For the three months ended September 30, 2024 and 2023, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $(23) million and $27 million, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Gain/(loss) as of beginning of period,	$241	$266	$433	$408
Derivative (gains)/losses transferred to earnings	(137)	(155)	(43)	(51)
Change in fair value	126	304	(160)	58
Gain/(loss) as of September 30,	$230	$415	$230	$415

At September 30, 2024, PMI expects $67 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

Certain PMI investments, which are comprised primarily of money market funds, have been classified within Level 1 and had a fair value of $128 million at September 30, 2024. For the nine months and three months ended September 30, 2024, the unrealized pre-tax gains (losses) on these investments were immaterial.

Note 6. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Net earnings attributable to PMI	$7,636	$5,617	$3,082	$2,054
Less distributed and undistributed earnings attributable to share-based payment awards	22	17	9	6
Net earnings for basic and diluted EPS	$7,614	$5,600	$3,073	$2,048
Weighted-average shares for basic EPS	1,554	1,552	1,555	1,552
Plus contingently issuable performance stock units (PSUs)(1)	2	1	1	2
Weighted-average shares for diluted EPS	1,556	1,553	1,556	1,554
(1) Including rounding adjustment

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2024 and 2023 computations, there were no antidilutive stock awards.

Note 7. Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. Excluding the Wellness and Healthcare segment, PMI's segments are generally organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible tobacco and smoke-free product categories sold in the region. As discussed in Note 1. Background and Basis of Presentation, in January 2024, PMI updated its segment reporting by including the former Swedish Match segment results into the four existing geographical segments. The four existing geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia, and PMI Duty Free Region ("EA, AU & PMI DF"); and Americas Region. The Wellness and Healthcare segment remained unchanged.

PMI’s chief operating decision-maker evaluates geographical segment performance and allocates resources based on regional operating income, which includes results from all product categories sold in each region, excluding Wellness and Healthcare products. Business operations in the Wellness and Healthcare segment are evaluated separately.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Europe	$11,301	$10,465	$4,121	$3,823
SSEA, CIS & MEA	8,393	7,922	2,964	2,777
EA, AU & PMI DF	4,959	4,771	1,602	1,571
Americas	3,273	2,732	1,148	895
Wellness and Healthcare	246	237	76	75
Net revenues	$28,172	$26,127	$9,911	$9,141
Operating income (loss):
Europe	$5,136	$4,551	$2,020	$1,717
SSEA, CIS & MEA	2,623	2,437	960	823
EA, AU & PMI DF	2,304	1,963	788	769
Americas	419	524	137	98
Wellness and Healthcare	(339)	(808)	(251)	(37)
Operating income	$10,143	$8,667	$3,654	$3,370

PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Combustible tobacco:
Europe	$6,467	$6,084	$2,322	$2,160
SSEA, CIS & MEA	7,390	6,988	2,612	2,485
EA, AU & PMI DF	1,889	2,091	673	678
Americas	1,653	1,682	527	509
Total combustible tobacco	17,399	16,845	6,134	5,832
Smoke-free:
Smoke-free excluding Wellness and Healthcare:
Europe	4,834	4,381	1,799	1,663
SSEA, CIS & MEA	1,003	934	352	292
EA, AU & PMI DF	3,070	2,680	929	893
Americas	1,620	1,050	621	386
Total Smoke-free excluding Wellness and Healthcare	10,527	9,045	3,701	3,234
Wellness and Healthcare	246	237	76	75
Total Smoke-free	10,773	9,282	3,777	3,309

Total PMI net revenues	$28,172	$26,127	$9,911	$9,141
Note: Sum of product categories or Regions might not foot to total PMI due to rounding.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Items affecting the comparability of results from operations were as follows:

•Egypt sales tax charge – In the third quarter of 2024, following a ruling issued by the Higher Administrative Court in Egypt and subsequent evaluation of available remedies, PMI concluded that an adverse outcome was probable and recorded a pre-tax charge of $45 million in relation to tax assessments for general sales tax deducted on imported cutfiller for the years 2014 to 2016. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the nine months and three months ended September 30, 2024, and was included in the SSEA, CIS & MEA segment results.
•Impairment related to Vectura Group's expected sale – In September 2024, PMI announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, PMI recorded in the third quarter of 2024 an impairment charge of $198 million related to Vectura's classification as held for sale. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the nine months and three months ended September 30, 2024, and was included in the Wellness and Healthcare segment results. For further details, see Note 18. Acquisitions and Divestitures.
•Asset impairment and exit costs – See Note 15. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the nine months ended September 30, 2024 and 2023.
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
•Impairment of goodwill and other intangibles – For the nine months ended September 30, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Wellness and Healthcare segment. For further details, see Note 4. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – On July 13, 2023, PMI's South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs in the condensed consolidated statements of earning, reflecting the full amount previously paid by PM Korea, which was included in the EA, AU & PMI DF segment for the nine months ended September 30, 2023.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings for the nine months and three months ended September 30, 2023 and was included in the operating results of the following segments: Europe ($60 million); SSEA, CIS & MEA ($41 million); EA, AU & PMI DF ($24 million); and Americas ($15 million).

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
Damages claimed in some of the tobacco-related litigation are significant and, in the case of the "Health Care Cost Recovery Litigation" described below, could range into the billions of U.S. dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. While, as discussed below, we have to date been largely successful in defending tobacco-related litigation, litigation is subject to uncertainty. Additionally, as reported further below, beginning in March 2024, litigation related to oral nicotine products was filed against us and our subsidiary before certain courts in the United States.
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
CCAA Proceedings and Stay of Combustible Tobacco Product-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp. ("JTIM"), and Imperial Tobacco Canada Limited ("ITL"), sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019.

As part of the CCAA proceedings, there is currently a comprehensive stay up to and including October 31, 2024 of all combustible tobacco product-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings. In accordance with the CCAA process, it is anticipated that the court will set additional hearings and further extend the stay of proceedings. On April 17, 2019, the Ontario Superior Court ruled that RBH and the other defendants will not be allowed to file an application to the Supreme Court of Canada for leave to appeal the Court of Appeal’s decision in the Létourneau and the Blais cases so long as the comprehensive stay of all combustible tobacco product-related litigation in Canada remains in effect and that the time period to file the application would be extended by the stay period.

While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings provide a forum for RBH to seek resolution through a plan of arrangement or compromise of all combustible tobacco product-related litigation pending in Canada. On October 17, 2024, the court-appointed mediator and monitor in the CCAA proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation against RBH, its affiliates, and its affiliates’ indemnitees. The court-appointed mediator and monitors also filed substantially similar proposed plans for ITL and JTIM.

Under the resolution contemplated by the Proposed Plan, RBH, ITL and JTIM (together, the “Companies”) would pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.5 billion). This amount would be funded by an upfront payment equal to the companies’ cash and cash equivalents on hand plus court deposits (subject to an aggregate withholding of CAD 750 million (approximately $543 million) of working capital) and annual payments based on a percentage of the Companies’ aggregate net income after taxes (excluding that generated by alternative products such as heat-not-burn, nicotine pouches, and e-vapor) until the global settlement amount is paid in full. As stated in the Proposed Plan, the issue of allocation of the CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM remains unresolved. RBH and its affiliates, including PMI and its indemnitees, would obtain a release of claims relating to the manufacture, marketing, sale, or use of or exposure to, RBH’s combustible and traditional smokeless tobacco products based on conduct prior to the effective date of the Proposed Plan; related litigation would also be dismissed—including those actions described in the section below entitled “Stayed Litigation – Canada.” Alternative product businesses (including heat-not-burn, e-vapor, and nicotine pouches) would be transferred to an RBH affiliate. The Proposed Plan also contains a number of operating covenants that would govern RBH’s business going forward until the settlement amount has been paid.

The Proposed Plan, including the terms described above, remains subject to further negotiation by the parties, voting by claimants, and approval by the CCAA court. According to a schedule proposed by the court-appointed mediator and monitor (if ordered by the CCAA court), voting on the Proposed Plan would occur in December 2024. If accepted by claimants, a hearing to consider whether the Proposed Plan should be approved would then be expected in the first half of 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Stayed Litigation — Canada

Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Blais Class Action"). The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.2 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.2 billion) including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $65,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $163 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $548 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $9.8 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2.0 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $796 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

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

Combustible tobacco products litigation

Since 1995, more than 600 combustible tobacco product-related cases, including smoking and health, label-related, health care cost recovery, and public civil actions, have been filed by governmental entities or individual plaintiffs, or on behalf of a class or purported class of individual plaintiffs against a PMI entity. All resolved cases have been terminated in our favor and only a small number of cases remain pending. The pending cases include 9 proposed class actions, 17 health care cost recovery cases, 1 public civil action, and individual cases. The amounts at issue in the pending individual cases would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position. Of the pending combustible tobacco product-related cases, four were initially decided in favor of plaintiffs and remain on appeal, or are subject to an appeal. These four cases include the Blais Class Action and the Létourneau Class Action, described above under the caption "Smoking and Health Litigation — Canada," and two individual cases where final resolution in the amount of the verdict would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

Pending claims related to combustible tobacco products generally fall within the following categories:
Smoking and Health Proposed Class Actions: These cases primarily allege personal injury and are brought by individual plaintiffs on behalf of a class or purported class of individual plaintiffs. Plaintiffs' allegations of liability in these cases are based on various theories of recovery, including negligence, gross negligence, strict liability, fraud, misrepresentation, design defect, failure to warn, breach of express and implied warranties, violations of deceptive trade practice laws and consumer protection statutes. Plaintiffs in these cases seek various forms of relief, including compensatory and other damages, and injunctive and equitable relief. Defenses raised in these cases include licit activity, failure to state a claim, lack of defect, lack of proximate cause, assumption of the risk, contributory negligence, and statute of limitations.
As of September 30, 2024, there were 9 cases brought on behalf of classes of individual plaintiffs pending against us, our subsidiaries or indemnitees, compared with 9 such cases on September 30, 2023, and such cases are described above under the caption “Smoking and Health Litigation — Canada.”

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
As of September 30, 2024, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on September 30, 2023.

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

As of September 30, 2024, there was 1 public civil action pending against our subsidiary in Venezuela (1), compared with 1 such case on September 30, 2023.

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

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The named defendants are PMI and Swedish Match North America LLC. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. He alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims. The court gave plaintiff the opportunity to amend his complaint by November 4, 2024. On August 20, 2024, the court also denied PMI’s motion to dismiss without prejudice, granted plaintiff’s request to conduct jurisdictional discovery, and gave PMI the opportunity to refile its motion to dismiss by November 18, 2024. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the second case, a putative class action, Bates-Ferreira v. Philip Morris International Inc., et al., filed March 29, 2024, before United States District Court for the Eastern District of California, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of California who used ZYN products, and (iv) all residents of California who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts fraud, unjust enrichment, breach of implied warranty, and breach of consumer protection, unfair competition and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On June 7, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and Swedish Match North America

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
LLC also filed a motion to stay the proceedings pending resolution of the Kelly class action. On August 5, 2024, plaintiff voluntarily dismissed his claim against PMI without prejudice. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the third case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. He alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On June 3, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims. The court gave plaintiff the opportunity to amend his complaint by November 4, 2024. On August 20, 2024, the court also denied PMI’s motion to dismiss without prejudice, granted plaintiff’s request to conduct jurisdictional discovery, and gave PMI the opportunity to refile its motion to dismiss by November 18, 2024. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the fourth case, an individual complaint, Lendinara v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. He alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On September 19, 2024, the court granted the parties’ joint motion to apply its decisions on the motions to dismiss in Palmer to the Lendinara matter, including granting plaintiff’s request to conduct jurisdictional discovery and setting the same timeline for plaintiff to amend his complaint and for PMI to refile its motion to dismiss. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the fifth case, a putative class action, Norris v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The named defendants are PMI and Swedish Match North America LLC. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of Florida who used ZYN products, and (iv) all residents of Florida who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts unjust enrichment, and breach of consumer protection, unfair trade and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On September 24, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On October 2, 2024, Plaintiff filed a notice of voluntary dismissal without prejudice as to Swedish Match, which the Court ordered on October 3, 2024 At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Litigation

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by our subsidiary, Philip Morris (Thailand) Limited ("PM Thailand"), of customs duties and excise taxes relating to imports from the Philippines covering the period 2003-2007. On January 18, 2016, the Public Prosecutor filed charges against our subsidiary and seven former and current employees in the Bangkok Criminal Court alleging that PM Thailand and the individual defendants jointly and with the intention to defraud the Thai government, under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries of cigarettes from the Philippines during the period of July 2003 to June 2006. The government sought a fine of approximately THB 80.8 billion (approximately $2.4 billion). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law and that the allegations of the Public Prosecutor are inconsistent with several decisions by Thai Customs and other Thai governmental agencies. Trial in the case began in November 2017 and concluded in September 2019. In November 2019, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 1.2 billion (approximately $35.8 million). The trial court dismissed all charges against the individual defendants. In December 2019, as required by the Thai law, our subsidiary paid the fine. This payment was included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Both our subsidiary and the Public Prosecutor filed an appeal of the trial court's decision. The appellate court issued its decision on the appeals on June 1, 2022. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine to approximately THB 122 million (approximately $3.6 million) finding the trial court erred in its calculation of the under-declaration and fine. The appellate court affirmed the acquittals of the individual defendants. Our subsidiary appealed the decision to the Supreme Court of Thailand. The Public Prosecutor also filed an appeal challenging the dismissal of charges against the individual defendants and the amount of the fine imposed. On September 5, 2024, the Supreme Court of Thailand issued its decision. The Supreme Court affirmed the findings of under-declaration of import prices of cigarettes but further reduced the fine imposed to THB 50 million (approximately $1.5 million), which PMI recorded as a pre-tax charge in the condensed consolidated statements of earnings for the nine months ended September 30, 2024. The Supreme Court also affirmed the acquittals of the individual defendants. Thailand is required to refund the payment made by our subsidiary in 2019 in excess of the THB 50 million (approximately $1.5 million) fine ultimately assessed by the Supreme Court.

The DSI also conducted an investigation into alleged underpayment by PM Thailand of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government sought a fine of approximately THB 19.8 billion (approximately $592 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.9 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the condensed consolidated balance sheets and negatively impacted net cash provided by operating activities in the condensed consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. In September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. BAT has filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $54 million) in damages. After various postponements, trial started on September 25, 2023, and will continue through a series of hearings until 2025 (the court set the calendar only through January 20, 2025, although other hearings will have to be scheduled thereafter). PM Italia believes the charges are without merit and will defend them vigorously.

The Ministry of Industry and Trade of the Russian Federation filed a petition before the Arbitrazh Court of the Moscow Region seeking the suspension of corporate rights that Megapolis Distribution B.V. (“MDBV”), a legal entity incorporated in the Netherlands, holds, pursuant to Dutch law, in JSC TK Megapolis (formerly CJSC TK Megapolis), which is the distributor of PMI’s products in Russia. Our affiliate holds a 23% equity interest in MDBV. On July 18, 2024, the court admitted the petition. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization, as requested by the Ministry of Industry and Trade. As a result, MDBV's interest and corporate rights in JSC TK Megapolis were transferred to JSC TK Megapolis. We currently expect such interest and corporate rights will be subsequently transferred to JSC TK Megapolis' indirect shareholders, or their designees, during the fourth quarter of 2024. For additional information, see Part I, Item 1. Financial Statements – Note 12. Related Parties – Equity Investments and Other.

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

In July and August 2024, respectively, FTKK filed two patent infringement actions against Sojitz, PMJL’s importer and distributor, for alleged infringement of two patents by TEREA consumables. FTKK asserts a claim for damages. PMJL is obligated to indemnify Sojitz for damages and intervened in the matters. Merits briefing in the matters is expected to commence in late 2024. PMJL intends to vigorously defend these matters.

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

PMI’s effective tax rates for the nine months and three months ended September 30, 2024 were 23.1% and 21.3%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2023 were 25.7% and 33.2%, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The effective tax rate for the nine months ended September 30, 2024, was unfavorably impacted by: (i) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($185 million); and (ii) an impairment loss related to the sale of Vectura Group, partially offset by: (i) a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($9 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity; and (ii) a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI's investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela ($47 million). For further details on PMI's ceased operations in Venezuela and the impairment loss related to the sale of Vectura Group, see Note 15. Asset Impairment and Exit Costs and Note 18. Acquisitions and Divestitures, respectively.

Changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which recommended changes to numerous long-standing tax principles. Many countries have enacted the OECD’s framework on a global minimum tax (referred to as “Pillar Two”), effective for taxable years beginning after December 31, 2023. PMI has determined that Pillar Two should not have a material impact on its 2024 consolidated financial statements.

The effective tax rate for the nine months ended September 30, 2023, was unfavorably impacted by: (i) an increase in deferred tax liabilities related to the unremitted earnings of PMI's Russian subsidiaries ($173 million) due to the unilateral suspension of certain Russian double tax treaties by the Russian authorities on August 8, 2023, with respect to certain payments including dividends; (ii) the non-deductible Wellness and Healthcare goodwill impairment charge; and (iii) a deferred tax costs for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($41 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity.

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

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 4.0 trillion Indonesian rupiah (approximately $267 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2015 to 2021. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at September 30, 2024 and December 31, 2023.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 10. Indebtedness:
Short-term Borrowings:

At September 30, 2024 and December 31, 2023, PMI’s short-term borrowings and related average interest rates consisted of the following:

	September 30, 2024		December 31, 2023
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$—	—%	$1,685	5.6%
Bank loans	152	9.3	283	8.9
	$152		$1,968

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At September 30, 2024 and December 31, 2023, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2024	December 31, 2023
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.572%), due through 2044	$34,082	$30,272
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 1.964%), due through 2039	8,126	8,526
Swiss franc note, 1.625%, due 2024	—	299
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 4.009%), due through 2027	6,140	6,121
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	236	236
Other (average interest rate 5.038%), due through 2032 (a)	486	487
Carrying value of long-term debt	49,070	45,941
Less current portion of long-term debt	4,833	4,698
	$44,237	$41,243
(a) Includes long-term bank loans at subsidiaries, as well as $41 million and $53 million in finance leases at September 30, 2024 and December 31, 2023, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At September 30, 2024, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	September 30, 2024
Level 1	$42,337
Level 2	6,716

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

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of September 30, 2024 and December 31, 2023, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses.

Debt Issuances
PMI's debt issuances in the first nine months of 2024 were as follows:

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revolving Credit Facilities:
At September 30, 2024, PMI's total committed revolving credit facilities were as follows:

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

At September 30, 2024, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.2 billion at September 30, 2024, and approximately $2.7 billion at December 31, 2023. Borrowings under these arrangements and other bank loans amounted to $152 million at September 30, 2024, and $283 million at December 31, 2023.

Note 11. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	September 30, 2024	December 31, 2023	September 30, 2023
Currency translation adjustments	$(9,636)	$(9,467)	$(8,475)
Pension and other benefits	(2,486)	(2,589)	(1,757)
Derivatives accounted for as hedges	230	241	415
Total accumulated other comprehensive losses	$(11,892)	$(11,815)	$(9,817)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2024 and 2023. For additional information, see Note 3. Benefit Plans for disclosures related to PMI's pension and other benefits, Note 5. Financial Instruments for disclosures related to derivative financial instruments, as well as Note 15. Asset Impairment and Exit Costs and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. Acquisitions and Divestitures for disclosures related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses.

Note 12. Related Parties - Equity Investments and Other:

Equity Method Investments:

At September 30, 2024 and December 31, 2023, PMI had total equity method investments of $1,203 million and $1,309 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2024 and December 31, 2023, exceeded our share of the investees' book value by $1,121 million and $907 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at September 30, 2024 and December 31, 2023 of $152 million and $31 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At September 30, 2024, PMI received no year-to-date dividends from equity method investees. At December 31, 2023, PMI received year-to-date dividends from equity method investees of $57 million.

PMI holds a 23% equity interest in Megapolis Distribution B.V. ("MDBV"), the holding company of JSC TK Megapolis (formerly CJSC TK Megapolis), pursuant to Dutch law, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of September 30, 2024 had a carrying value of $408 million. Additionally, there was approximately $573 million of cumulative foreign currency translation losses associated with MDBV reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of September 30, 2024. In June 2024, the Russian government included JSC TK Megapolis in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which refers to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in JSC TK Megapolis were transferred to JSC TK Megapolis and we currently expect they will be subsequently transferred to its indirect shareholders or their designees during the fourth quarter of 2024. While as of September 30, 2024, there was no other-than-temporary impairment identified, there are still risks related to this investment and our associated economic and ownership rights as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

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

In April 2023, PMI acquired an approximate economic interest of 25% in United Tobacco Company ("UTC"). UTC is an entity incorporated in Egypt which manufactures products under license for PMI’s Egyptian subsidiary. On May 16, 2024, PMI acquired a controlling interest in UTC. For further details, see Note 18. Acquisitions and Divestitures.

In May 2024, PMI acquired an indirect economic interest of 14.7% in Eastern Company (“Eastern"), Egypt’s largest cigarette manufacturer which also includes cigars and pipe tobacco, among others, in its portfolio. PMI accounted for its investment in Eastern under the equity method of accounting as it has the indirect ability to participate in Eastern's policy making processes. In relation to the acquisition, PMI subsequently entered into an agreement in August 2024 to guarantee certain credit facilities and repayment of certain bank loan liabilities. The maximum amount of these guarantee obligations is $385 million and they will be in effect until 2034. As of September 30, 2024, PMI has not finalized the basis difference allocation resulting from the investment.

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

Since the deconsolidation of RBH on March 22, 2019, PMI has accounted for its continuing investment in RBH in accordance with ASC 321 (Investments-Equity Securities) as an equity security, without readily determinable fair value, and recorded its continuing investment in RBH at fair value of $3,280 million, which included the estimated settlement amount at the date of deconsolidation, within equity investments.

On October 17, 2024, the court-appointed mediator and monitor in the CCAA proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation. Under the resolution contemplated by the Proposed Plan, RBH, ITL and JTIM would pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.5 billion). Further developments in the CCAA process, including with respect to the issue of allocation of CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM may have a material adverse impact on the fair value of PMI’s continuing investment in RBH and may result in impairment charges. Transactions between PMI and RBH are considered to be related-party transactions from the date of deconsolidation and are included in the tables below. For further details, see Note 8. Contingencies.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $1,174 million at September 30, 2024. Unrealized pre-tax gain (loss) of $799 million ($614 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the nine months ended September 30, 2024.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023

Net revenues:
Megapolis Group	$1,756	$1,714	$660	$530
Other	1,110	917	385	327
Net revenues (a)	$2,866	$2,631	$1,045	$857

Expenses:
Other	$90	$180	$17	$67
Expenses	$90	$180	$17	$67
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At September 30, 2024	At December 31, 2023

Receivables:
Megapolis Group	$457	$474
Other	311	236
Receivables	$768	$710

Payables:
Other	$65	$18
Payables	$65	$18
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 13. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2024 and September 30, 2023. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2024 and 2023, were $8.8 billion and $9.4 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2024 and September 30, 2023, were $0.6 billion and $0.7 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2024	$33	$11
2023	$37	$13

Note 14. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2024 and December 31, 2023, these amounts were as follows:

(in millions)	As of and For the Nine Months Ended September 30, 2024	As of and For the Year Ended December 31, 2023
Balance at beginning of period	$80	$104
Changes due to:
Warranties issued	50	60
Settlements	(58)	(83)
Currency/Other	—	(1)
Balance at end of period	$72	$80

Note 15. Asset Impairment and Exit Costs:
For the nine months ended September 30, 2024 and 2023, PMI recorded total pre-tax asset impairment and exit costs of $168 million and $109 million, respectively, related to restructuring activities. These 2024 and 2023 pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended September 30, 2024 and 2023, PMI did not record any charges for asset impairment and exit costs related to restructuring activities.

For the nine months ended September 30, 2024, PMI recorded a pre-tax impairment charge of other intangibles of $27 million within the Wellness and Healthcare segment. For the nine months and the three months ended September 30, 2024, PMI recorded an impairment charge of $198 million related to Vectura's classification as held for sale. For the nine months ended September 30, 2023, PMI recorded a pre-tax impairment charge of goodwill and other intangibles of $680 million within the Wellness and Healthcare segment. For further details on these impairment charges, see Note 4. Goodwill and Other Intangible Assets, net and Note 18. Acquisitions and Divestitures.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Platform 1 (IQOS) products sourcing for the U.S. market

On February 1, 2024, a subsidiary of PMI entered into a settlement agreement (the “Settlement Agreement”) with Nicoventures Trading Limited (“NTV”), an affiliate of British American Tobacco p.l.c. (“BAT”). In accordance with its terms, the parties to the Settlement Agreement filed a joint motion to rescind the limited exclusion order and the cease-and-desist order issued by the International Trade Commission (“ITC”) on September 29, 2021, which was granted on March 11, 2024. Prior to their rescission, the orders prohibited the importation and sales of imported Platform 1 products to the United States of America (for further details of the Settlement Agreement, ITC order and its rescission, see Note 8. Contingencies). As a result, PMI has initiated a project in the first quarter of 2024 to restructure the sourcing of Platform 1 products to commercialize IQOS in the United States. For further details on IQOS commercialization in the U.S. and the related agreement with Altria Group, Inc (“Altria”), see Note 18. Acquisitions and Divestitures.

In the first quarter of 2024, PMI recorded pre-tax asset impairment and exit costs of $121 million related to this restructuring activity. This amount included contract termination costs with suppliers of $61 million, including prepaid commitments of $20 million. The amount also included asset impairment costs of $60 million, primarily related to machinery and equipment and other assets, which were non-cash charges.

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

Asset Impairment and Exit Costs by Segment

PMI recorded the following pre-tax asset impairment and exit costs by segment:

(in millions)	For the Nine Months Ended September 30,
	2024	2023
Reclassification of accumulated foreign currency translation losses from other comprehensive losses:
Americas	$38	$—
Total reclassification of accumulated foreign currency translation losses from other comprehensive losses	38	—
Contract termination charges:
Europe	—	34
SSEA, CIS & MEA	—	23
EA, AU & PMI DF	—	14
Americas	65	7
Total contract termination charges	65	78
Asset impairment charges:
Europe	—	13
SSEA, CIS & MEA	—	9
EA, AU & PMI DF	—	5
Americas	65	4
Total asset impairment charges	65	31
Asset impairment and exit costs	$168	$109

Movement in Exit Cost Liabilities

The movement in exit cost liabilities for the nine months ended September 30, 2024 was as follows:

(in millions)
Liability balance, January 1, 2024	$29
Charges, net	65
Cash spent	(34)
Prepaid commitments	(20)
Currency/other	2
Liability balance, September 30, 2024	$42

Future cash payments for exit costs incurred to date are anticipated to be substantially paid by the end of 2025, with approximately $31 million expected to be paid in the remainder of 2024.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Leases:

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2024 and 2023:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2024	2023	2024	2023
Operating lease cost	$210	$199	$72	$66
Finance lease cost:
Amortization of right-of-use assets	55	37	18	9
Interest on lease liabilities	1	1	—	1
Short-term lease cost	48	44	16	15
Variable lease cost	21	20	8	6
Total lease cost	$335	$301	$114	$97

Note 17. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of September 30, 2024 and December 31, 2023, the total amount due to suppliers participating in the SCF program was approximately $0.9 billion.

Note 18. Acquisitions and Divestitures:

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

On the acquisition date and as of September 30, 2024, the reacquired rights were classified as Other intangible assets, net in PMI's condensed consolidated balance sheets, and will be amortized over their useful life of 5 years.

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

The total purchase price for the incremental equity interest of $315 million included cash consideration of $30 million, contingent consideration of $22 million and $263 million of assumed bank loan liabilities. During the third quarter of 2024, PMI paid the contingent consideration of $22 million and $240 million of assumed bank loans.

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

The purchase price allocation is preliminary and continues to be subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes. UTC's results of operations from May 16, 2024, through September 30, 2024, were included

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in PMI's consolidated statements of earnings and were not material. Pro forma results of operations for the business combination have not been presented as the aggregate impact is not material to PMI's consolidated statements of earnings.

Agreement to sell Vectura Group Ltd.

On September 17, 2024, PMI announced the execution of a definitive agreement pursuant to which PMI’s direct, wholly-owned subsidiary, Vectura Fertin Pharma Inc., agreed to sell Vectura Group Ltd. to Molex Asia Holdings Ltd. Vectura's results are included in the Wellness and Healthcare segment. The transaction price is GBP 150 million (approximately $201 million), with additional deferred payments of up to GBP 148 million (approximately $198 million), contingent on achievement of certain milestones over periods up to and through 2039. The transaction is expected to close during the fourth quarter of 2024, subject to customary regulatory approvals and other closing conditions.

In connection with the expected transaction, Vectura’s net assets including $333 million of assets and $191 million of liabilities have been classified as held-for-sale and included within other current assets and other accrued liabilities, respectively, in PMI’s condensed consolidated balance sheet as of September 30, 2024. Carrying value of Vectura’s net assets held for sale exceeded their fair value less costs to sell, resulting in an impairment charge of $198 million, which has been recorded in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings during the nine months and the three months ended September 30, 2024. The estimated fair value of the disposal group less costs to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 19. New Accounting Standards:

Improvements to Reportable Segment Disclosures
On November 27, 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ASU 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which improves reportable segment disclosures, primarily through enhanced disclosures about significant segment expenses that impact segment profit and loss, regularly provided to the chief operating decision maker.

The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, on a retrospective basis, with early adoption permitted. PMI will adopt the additional disclosure requirements on the specified effective date within its annual reporting for the year ending December 31, 2024, and its interim reporting starting for the quarter ending March 31, 2025.

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

IQOS and ZYN are the leading brands in our SFPs portfolio. As of September 30, 2024, our smoke-free products were available for sale in 92 markets.

Our Wellness and Healthcare business strategy focuses on developing and commercializing oral and inhaled consumer health and wellness offerings and inhaled prescription products for therapy areas that include pain management and cardiovascular emergencies. This includes medical and pharmaceutical cannabinoids, and non-recreational cannabinoid products (including CBD), in line with applicable regulatory requirements, though any revenue related to cannabinoids is expected to be negligible in the near to medium term.

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

In 2022, we also completed an agreement with Altria Group, Inc. to end our commercial relationship in the U.S. covering IQOS as of April 30, 2024. PMI now holds the full rights to commercialize IQOS in the U.S. For further details, see Note 18. Acquisitions and Divestitures.

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

Sale of Vectura Group

In September 2024, PMI announced the sale of its subsidiary, Vectura Group Ltd. (formerly, Vectura Group plc, and hereinafter referred to as “Vectura” or "Vectura Group"), to Molex Asia Holdings Ltd., and the establishment of master service agreements to develop Vectura Fertin Pharma’s inhaled therapeutics proprietary pipeline. The transaction is expected to close by the end of 2024, subject to regulatory approval, which may impact the timing, and other customary closing conditions. In the third quarter of 2024, PMI recorded an impairment charge of $198 million related to Vectura's classification as held for sale. For further details, see Note 18. Acquisitions and Divestitures.

The remaining units of Vectura Fertin Pharma will continue to operate as a separate company under PMI’s ownership and will be given a new corporate identity. This business will focus on developing and commercializing oral consumer health and wellness offerings and inhaled prescription products for therapy areas that include pain management and cardiovascular emergencies.

Consolidated Operating Results for the Nine Months Ended September 30, 2024

•Net Revenues - Net revenues of $28.2 billion for the nine months ended September 30, 2024, increased by $2.0 billion, or 7.8%, from the comparable 2023 amount. The change in our net revenues from the comparable 2023 amount was driven by the following (variances not to scale with year-to-date results):

For the nine months ended September 30, 2024, net revenues increased by 7.8%. Net revenues, excluding currency and acquisitions, increased by 11.0%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume, partly offset by unfavorable cigarette mix, as well as a favorable comparison to 2023 reflecting a charge in the first quarter of 2023 of $80 million following the termination of a distribution arrangement in the Middle East, shown in "Other." The termination of a distribution arrangement in the Middle East is further described in the following "Diluted Earnings Per Share" discussion.

Net revenues by product category for the nine months ended September 30, 2024 and 2023 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2024, from the comparable 2023 amounts, were as follows:

	Diluted EPS	% Change
For the nine months ended September 30, 2023	$3.61
2023 Charges related to the war in Ukraine	0.01
2023 Asset impairment and exit costs	0.06
2023 South Korea indirect tax charge	0.11
2023 Termination of agreement with Foundation for a Smoke-Free World	0.07
2023 Fair value adjustment for equity security investments	(0.02)
2023 Amortization of intangibles	0.18
2023 Impairment of goodwill and other intangibles	0.44
2023 Termination of distribution arrangement in the Middle East	0.04
2023 Swedish Match AB acquisition accounting related items	0.01
2023 Income tax impact associated with Swedish Match AB financing	0.03
2023 Tax items	0.11
Subtotal of 2023 items	1.04
2024 Asset impairment and exit costs	(0.09)
2024 Impairment of other intangibles	(0.01)
2024 Amortization of intangibles	(0.29)
2024 Fair value adjustment for equity security investments	0.39
2024 Impairment related to Vectura Group's expected sale	(0.13)
2024 Egypt sales tax charge	(0.03)
2024 Income tax impact associated with Swedish Match AB financing	0.01
2024 Tax items	0.03
Subtotal of 2024 items	(0.12)
Currency	(0.44)
Interest	—
Change in tax rate	(0.03)
Operations	0.83
For the nine months ended September 30, 2024	$4.89	35.5%

Charges related to the war in Ukraine – During the nine months ended September 30, 2023, we recorded a pre-tax charge of $19 million (representing $15 million net of income tax and a diluted EPS charge of $0.01 per share), related to circumstances driven by the war, including the cost of PMI’s humanitarian efforts.

Asset impairment and exit costs – During the nine months ended September 30, 2023, we recorded pre-tax asset impairment and exit costs of $109 million, representing $96 million net of income tax and a diluted EPS charge of $0.06 per share, related to a project to fully outsource and restructure the manufacturing of e-vapor devices and consumables. During the nine months ended September 30, 2024, we recorded pre-tax asset impairment and exit costs of $168 million, representing $141 million net of income tax and a diluted EPS charge of $0.09 per share, related to the restructuring of the sourcing of IQOS products to be commercialized in the U.S., and the cessation of our operations in Venezuela. For further details, see Note 15. Asset Impairment and Exit Costs.

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

Fair value adjustment for equity security investments – During the nine months ended September 30, 2023, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $41 million after tax (or $0.02 per share increase in diluted EPS). During the nine months ended September 30, 2024, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $614 million after tax (or $0.39 per share increase in diluted EPS). For further details, see Note 12. Related Parties - Equity Investments and Other.

Amortization of intangibles – During the nine months ended September 30, 2023 and 2024, we recorded amortization of intangible expense of $368 million (representing $285 million net of income tax or $0.18 per share decrease in diluted EPS) and $588 million (representing $459 million net of income tax or $0.29 per share decrease in diluted EPS), respectively. The higher 2024 amount includes the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

Impairment of goodwill and other intangibles – During the second quarter of 2023, as a result of the completion of our annual review of goodwill and non-amortizable intangible assets for potential impairment, it was determined that the estimated fair value of the Wellness and Healthcare reporting unit was lower than its carrying value. Consequently, we recorded a total non-cash impairment charge of $680 million (representing a $0.44 per share decrease in diluted EPS) consisting of a goodwill impairment charge of $665 million and a non-amortizable intangible asset pre-tax impairment charge of $15 million for an in-process research and development project related to one of our 2021 acquisitions. The impairment charge was recorded in impairment of goodwill ($665 million) and marketing, administration and research costs ($15 million) in the condensed consolidated statements of earnings during the nine months ended September 30, 2023 and was included in the Wellness and Healthcare segment results. During the first quarter of 2024, we recorded an impairment charge of $27 million (representing $20 million net of income tax or $0.01 per share decrease in diluted EPS), primarily reflecting the impairment of non-amortizable intangible assets related to an in-process research and development project in the Wellness and Healthcare segment. The impairment charge of $27 million was recorded in marketing, administration and research costs in the condensed consolidated statements of earnings during the nine months ended September 30, 2024. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

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

Impairment related to Vectura Group's expected sale – In September 2024, we announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, we recorded in the third quarter of 2024 an impairment charge of $198 million (representing a diluted EPS charge of $0.13 per share) related to Vectura's classification as held for sale. The impairment charge was recorded in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings for the nine months ended September 30, 2024, and was included in the Wellness and Healthcare segment results. For further details, see Note 18. Acquisitions and Divestitures.

Egypt sales tax charge – In the third quarter of 2024, following a ruling issued by the Higher Administrative Court in Egypt and subsequent evaluation of available remedies, we concluded that an adverse outcome was probable and recorded a pre-tax charge of $45 million (representing $39 million net of income tax and a diluted EPS charge of $0.03 per share) in relation to tax assessments for general sales tax deducted on imported cutfiller for the years 2014 to 2016. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the nine months ended September 30, 2024, and was included in the SSEA, CIS & MEA segment results.

Income taxes – The Income tax impact associated with Swedish Match financing that decreased our 2023 diluted EPS by $0.03 per share and increased our 2024 diluted EPS by $0.01 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

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

The change in the tax rate that decreased our diluted EPS by $0.03 per share in the table above was primarily due to increases in U.S. state tax expense, repatriation cost differences, and changes in earnings mix by taxing jurisdiction.

Currency – The unfavorable impact of $0.44 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen and Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.83 from our operations in the table above was due primarily to the following segments:

•SSEA, CIS & MEA: Favorable pricing and favorable volume/mix, partly offset by higher manufacturing costs;
•Europe: Favorable pricing and favorable volume/mix, partly offset by higher marketing, administration and research costs and manufacturing costs;
•EA, AU & PMI DF: Favorable pricing and favorable volume/mix; and
•Americas: Favorable volume/mix and favorable pricing, partly offset by higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended September 30, 2024

•Net Revenues - Net revenues of $9.9 billion for the three months ended September 30, 2024, increased by $0.8 billion, or 8.4%, from the comparable 2023 amount. The change in our net revenues from the comparable 2023 amount was driven by the following (variances not to scale with quarterly results):

During the quarter, net revenues increased by 8.4%. Net revenues, excluding currency and acquisitions, increased by 11.6%, mainly reflecting: a favorable pricing variance, primarily due to higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher smoke-free products volume.

Net revenues by product category for the three months ended September 30, 2024 and 2023, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2024, from the comparable 2023 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended September 30, 2023	$1.32
2023 Charges related to the war in Ukraine	0.01
2023 Fair value adjustment for equity security investments	(0.03)
2023 Amortization of intangibles	0.10
2023 Termination of agreement with Foundation for a Smoke-Free World	0.07
2023 Income tax impact associated with Swedish Match AB financing	0.09
2023 Tax items	0.11
Subtotal of 2023 items	0.35
2024 Amortization of intangibles	(0.12)
2024 Fair value adjustment for equity security investments	0.24
2024 Impairment related to Vectura Group's expected sale	(0.13)
2024 Egypt sales tax charge	(0.03)
2024 Income tax impact associated with Swedish Match AB financing	0.10
2024 Tax items	—
Subtotal of 2024 items	0.06
Currency	(0.06)
Interest	0.04
Change in tax rate	0.04
Operations	0.22
For the three months ended September 30, 2024	$1.97	49.2%

Charges related to the war in Ukraine – During the third quarter of 2023, we recorded a pre-tax charge of $19 million (representing $15 million net of income tax and a diluted EPS charge of $0.01 per share), related to circumstances driven by the war, including the cost of PMI’s humanitarian efforts.

Fair value adjustment for equity security investments – During the third quarter of 2023, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $51 million after tax (or $0.03 per share increase in diluted EPS). During the third quarter of 2024, we recorded a favorable fair value adjustment for our equity security investments in India and Sri Lanka of $372 million after tax (or $0.24 per share increase in diluted EPS). For further details, see Note 12. Related Parties - Equity Investments and Other.

Amortization of intangibles – During the third quarter of 2023 and 2024, we recorded amortization of intangible expense of $205 million (representing $157 million net of income tax or $0.10 per share decrease in diluted EPS) and $256 million (representing $199 million net of income tax or $0.12 per share decrease in diluted EPS), respectively. The higher 2024 amount includes the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

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

Impairment related to Vectura Group's expected sale – In September 2024, we announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, we recorded in the third quarter of 2024 an impairment charge of $198 million (representing a diluted EPS charge of $0.13 per share) related to Vectura's classification as held for sale. The impairment charge was recorded in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings for the three months ended September 30, 2024, and was included in the Wellness and Healthcare segment results. For further details, see Note 18. Acquisitions and Divestitures.

Egypt sales tax charge – In the third quarter of 2024, following a ruling issued by the Higher Administrative Court in Egypt and subsequent evaluation of available remedies, we concluded that an adverse outcome was probable and recorded a pre-tax charge of $45 million (representing $39 million net of income tax and a diluted EPS charge of $0.03 per share) in relation to tax assessments for general sales tax deducted on imported cutfiller for the years 2014 to 2016. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the three months ended September 30, 2024, and was included in the SSEA, CIS & MEA segment results.

Income taxes – The Income tax impact associated with Swedish Match financing that decreased our 2023 diluted EPS by $0.09 per share and increased our 2024 diluted EPS by $0.10 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

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

Currency – The unfavorable impact of $0.06 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.04 per share from interest in the table above was primarily due to a favorable mark-to-market adjustment related to derivative financial instruments.

Operations – The increase in diluted EPS of $0.22 from our operations in the table above was due primarily to the following segments:

•SSEA, CIS & MEA: Favorable pricing and favorable volume/mix, partly offset by higher manufacturing costs;
•Europe: Favorable pricing and favorable volume/mix, partly offset by higher marketing, administration and research costs;
•Americas: Favorable volume/mix and favorable pricing, partly offset by higher marketing, administration and research costs; and
•EA, AU & PMI DF: Favorable pricing, partly offset by unfavorable volume/mix and higher marketing, administration and research costs.
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
Consolidated Operating Results
See pages 103 - 116 for a discussion of our "Cautionary Factors That May Affect Future Results." Our net revenues and operating income by segment are shown in the table below:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2024	2023	2024	2023
Net revenues:
Europe	$11,301	$10,465	$4,121	$3,823
SSEA, CIS & MEA	8,393	7,922	2,964	2,777
EA, AU & PMI DF	4,959	4,771	1,602	1,571
Americas	3,273	2,732	1,148	895
Wellness and Healthcare	246	237	76	75
Net revenues	$28,172	$26,127	$9,911	$9,141
Operating income (loss):
Europe	$5,136	$4,551	$2,020	$1,717
SSEA, CIS & MEA	2,623	2,437	960	823
EA, AU & PMI DF	2,304	1,963	788	769
Americas	419	524	137	98
Wellness and Healthcare	(339)	(808)	(251)	(37)
Operating income	$10,143	$8,667	$3,654	$3,370

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2024	2023	Change	2024	2023	Change
Combustible tobacco:
Europe	$6,467	$6,084	6.3%	$2,322	$2,160	7.5%
SSEA, CIS & MEA	7,390	6,988	5.7%	2,612	2,485	5.1%
EA, AU & PMI DF	1,889	2,091	(9.6)%	673	678	(0.8)%
Americas	1,653	1,682	(1.7)%	527	509	3.4%
Total combustible tobacco	17,399	16,845	3.3%	6,134	5,832	5.2%
Smoke-free:
Smoke-free excluding Wellness and Healthcare:
Europe	4,834	4,381	10.4%	1,799	1,663	8.2%
SSEA, CIS & MEA	1,003	934	7.4%	352	292	20.3%
EA, AU & PMI DF	3,070	2,680	14.5%	929	893	4.1%
Americas	1,620	1,050	54.3%	621	386	61.1%
Total Smoke-free excluding Wellness and Healthcare	10,527	9,045	16.4%	3,701	3,234	14.5%
Wellness and Healthcare	246	237	3.8%	76	75	1.3%
Total Smoke-free	10,773	9,282	16.1%	3,777	3,309	14.2%

Total PMI net revenues	$28,172	$26,127	7.8%	$9,911	$9,141	8.4%
Note: Sum of product categories or Regions might not foot to total PMI due to rounding

Items affecting the comparability of results from operations were as follows:
•Egypt sales tax charge – In the third quarter of 2024, following a ruling issued by the Higher Administrative Court in Egypt and subsequent evaluation of available remedies, PMI concluded that an adverse outcome was probable and recorded a pre-tax charge of $45 million in relation to tax assessments for general sales tax deducted on imported cutfiller for the years 2014 to 2016. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the nine months and three months ended September 30, 2024, and was included in the SSEA, CIS & MEA segment results.
•Impairment related to Vectura Group's expected sale – In September 2024, PMI announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, PMI recorded in the third quarter of 2024 an impairment charge of $198 million related to Vectura's classification as held for sale. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the nine months and three months ended September 30, 2024, and was included in the Wellness and Healthcare segment results. For further details, see Note 18. Acquisitions and Divestitures.
•Asset impairment and exit costs – See Note 15. Asset Impairment and Exit Costs for a breakdown of these costs by segment for the nine months ended September 30, 2024 and 2023.
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

•Impairment of goodwill and other intangibles – For the nine months ended September 30, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Wellness and Healthcare segment. For further details, see Note 4. Goodwill and Other Intangible Assets, net.
•South Korea indirect tax charge – On July 13, 2023, PMI's South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs in the condensed consolidated statements of earning, reflecting the full amount previously paid by PM Korea, which was included in the EA, AU & PMI DF segment for the nine months ended September 30, 2023.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings for the nine months and three months ended September 30, 2023 and was included in the operating results of the following segments: Europe ($60 million); SSEA, CIS & MEA ($41 million); EA, AU & PMI DF ($24 million); and Americas ($15 million).
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

Our consolidated shipment volume is shown in the table below:

Consolidated Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
Cigarettes and Heated Tobacco Units (million units)	2024	2023	Change	2024	2023	Change
Cigarettes	464,047	461,855	0.5%	163,238	161,137	1.3%
Heated Tobacco Units	104,025	91,291	13.9%	35,347	32,471	8.9%
Total Cigarettes and Heated Tobacco Units	568,072	553,146	2.7%	198,585	193,608	2.6%

Oral SFP Volume (million cans) (1)
Nicotine Pouches	460.2	295.4	55.8%	164.6	114.6	43.6%
Snus	181.5	178.5	1.7%	61.3	60.3	1.6%
Moist Snuff	102.6	102.5	0.1%	34.1	33.2	2.6%
Other Oral SFP (2)	2.7	3.3	(17.9)%	0.7	0.9	(20.9)%
Total Oral Products	747.0	579.8	28.9%	260.7	209.0	24.7%
(1) Excluding snuff, snuff leaf and U.S. chew
(2) Includes chew bags and tobacco bits
Note: Sum may not foot due to rounding

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

Key market data regarding total market size, our shipments and market share of cigarettes and heated tobacco units are shown in the tables below:

	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (2), (%)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Total (1) (2)	1,952.0	1,929.4	568.1	553.1	464.0	461.9	104.0	91.3	28.7	28.3	5.2	4.6
Europe
France	19.8	22.7	8.3	10.2	8.2	10.0	0.1	0.2	40.9	42.3	0.6	0.7
Germany (3)	53.0	53.0	20.1	19.8	17.0	17.7	3.1	2.2	38.8	39.0	6.1	5.2
Italy (3)	55.7	55.1	29.0	29.1	20.9	20.8	8.1	8.4	53.7	53.6	17.0	16.6
Poland (3)	44.5	43.7	19.4	18.1	15.4	14.3	4.0	3.8	43.5	41.3	8.9	8.8
Spain	33.3	33.0	9.9	9.9	9.0	9.2	0.9	0.8	29.2	29.4	2.7	2.2
SSEA, CIS & MEA
Egypt	59.9	54.8	18.5	18.1	17.4	17.4	1.1	0.7	30.6	33.3	1.9	1.6
Indonesia	221.4	219.5	60.5	63.5	59.7	63.1	0.8	0.4	27.3	28.9	0.4	0.2
Philippines	30.4	32.2	15.8	18.0	15.6	17.8	0.2	0.2	52.0	56.0	0.7	0.5
Russia	160.7	151.0	51.9	48.3	38.9	36.5	13.0	11.8	32.3	31.9	8.5	7.9
Turkey	111.7	101.2	57.8	50.3	57.8	50.3	—	—	51.7	49.7	—	—
EA, AU & PMI DF
Australia	4.0	5.6	1.4	2.0	1.4	2.0	—	—	35.8	35.4	—	—
Japan (2)	112.2	111.1	51.1	47.0	12.6	13.9	38.5	33.0	41.1	39.5	29.6	26.4
South Korea	52.9	54.3	10.6	10.6	6.3	6.8	4.3	3.8	20.0	19.5	8.0	7.0
Americas
Argentina	19.1	21.6	11.8	13.4	11.8	13.4	—	—	61.9	62.0	—	—
Mexico	21.0	21.3	12.9	13.2	12.8	13.1	0.2	0.1	61.6	62.1	0.8	0.5

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (2), (%)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Total (1) (2)	676.7	667.8	198.6	193.6	163.2	161.1	35.3	32.5	29.5	28.9	5.3	4.6
Europe
France	6.8	7.6	2.4	2.7	2.4	2.6	—	—	41.0	42.2	0.6	0.7
Germany (3)	19.7	19.3	7.0	6.9	5.9	6.0	1.1	0.9	37.9	38.4	5.9	4.9
Italy (3)	20.1	19.4	10.5	10.4	7.2	6.8	3.3	3.6	54.9	53.5	16.6	16.0
Poland (3)	15.4	15.2	6.9	6.5	5.5	5.2	1.3	1.3	44.0	42.0	8.6	8.4
Spain	12.3	11.9	3.6	3.5	3.2	3.1	0.4	0.3	29.6	29.9	2.7	2.3
SSEA, CIS & MEA
Egypt	21.5	16.2	6.5	6.4	6.0	6.1	0.5	0.2	30.4	40.2	1.9	2.0
Indonesia	75.5	78.1	20.7	22.7	20.3	22.5	0.3	0.2	27.4	29.0	0.4	0.2
Philippines	10.4	10.5	5.3	5.7	5.2	5.6	0.1	0.1	50.7	54.5	0.7	0.5
Russia	58.8	54.3	19.0	17.1	14.5	12.9	4.6	4.2	32.9	31.8	8.1	7.7
Turkey	41.2	37.7	21.4	18.9	21.4	18.9	—	—	52.0	50.3	—	—
EA, AU & PMI DF
Australia	1.3	1.8	0.5	0.7	0.5	0.7	—	—	37.2	38.1	—	—
Japan (2)	38.6	38.2	15.7	15.5	4.2	4.3	11.5	11.2	41.4	39.5	30.0	26.5
South Korea	18.2	18.8	3.7	3.7	2.2	2.4	1.5	1.3	19.9	19.6	8.2	7.1
Americas
Argentina	6.1	6.6	3.9	4.0	3.9	4.0	—	—	62.7	61.4	—	—
Mexico	7.3	7.7	4.6	4.9	4.5	4.8	0.1	—	62.7	62.7	0.7	0.5

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS

Consolidated Operating Results for the Nine Months Ended September 30, 2024

The following discussion compares our consolidated operating results for the nine months ended September 30, 2024, with the nine months ended September 30, 2023.

Total Market

Estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs increased by 1.2%, reflecting an increase in the SSEA, CIS & MEA Region, partly offset by a decrease in the Americas Region, and broad stability in the EA, AU & PMI DF and Europe Regions, as described in the Regional sections of this MD&A.

For the full year 2024, we currently expect an estimated total international industry volume growth of up to 1% for cigarettes and HTUs, excluding China and the U.S.

Shipment Volume
Our total cigarette and HTU shipment volume increased by 2.7% (HTU shipments increased by 13.9%, while cigarette shipments were broadly stable).

Our total oral product shipment volume in cans increased by 28.9%, primarily reflecting growth in nicotine pouches.

For the full year 2024, we currently expect the total cigarette, HTU and oral smoke-free product shipment volume growth for PMI of 2% to 3% driven by smoke-free products.

For the full year 2024, we also expect nicotine pouch shipment volume in the U.S. of 570 to 580 million cans.

Adjusted in-market sales for HTUs increased by 12.6%, including growth in Japan of 13.4% and Europe of 9.2%.
International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Nine Months Year-to-Date
	2024	2023	Change (pp)
Total International Market Share (1)	28.7%	28.3%	0.4
Cigarettes	23.6%	23.7%	(0.1)
HTU	5.2%	4.6%	0.6

Cigarette over Cigarette Market Share (2)	25.3%	25.2%	0.1

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues (1)	$28,172	$26,127	7.8%	11.0%	$2,045	$(841)	$—	$1,721	$1,089	$76
Cost of Sales	(9,906)	(9,431)	(5.0)%	(6.8)%	(475)	134	33	—	(473)	(169)
Marketing, Administration and Research Costs (2)	(8,123)	(7,364)	(10.3)%	(9.4)%	(759)	(70)	—	—	—	(689)
Impairment of Goodwill (3)	—	(665)	+100%	+100%	665	—	—	—	—	665
Operating Income	$10,143	$8,667	17.0%	25.6%	$1,476	$(777)	$33	$1,721	$616	$(117)
(1) Cost/Other variance includes charges in 2023 of $80 million following the termination of a distribution arrangement in the Middle East.
(2) Cost/Other variance includes charges in 2024 of $168 million related to asset impairment and exit costs, $27 million related to impairment of other intangibles, $542 million related to amortization of intangibles, $198 million related to impairment of Vectura Group's expect sale and $45 million related to the Egypt sales tax charge, partly offset by charges in 2023 of $109 million related to asset impairment and exit costs, $204 million related to the South Korea indirect tax charge, $140 million related to the termination of a pledge agreement with the Foundation for a Smoke-Free World, $325 million related to amortization of intangibles and $15 million related to the impairment of other intangibles. For more details, see Note 4. Goodwill and Other Intangible Assets, net, Note 7. Segment Reporting, Note 15. Asset Impairment and Exit Costs and Note 18. Acquisitions and Divestitures.
(3) For details on the impairment of goodwill recorded in the second quarter of 2023, see Note 4. Goodwill and Other Intangible Assets, net.

For the nine months ended September 30, 2024, net revenues increased by 7.8%. Net revenues, excluding currency and acquisitions, increased by 11.0%, mainly reflecting: a favorable pricing variance, primarily driven by higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume, partly offset by unfavorable cigarette mix; as well as a favorable comparison to 2023 reflecting a charge in the first quarter of 2023 of $80 million (recognized as a reduction of net revenues in 2023) following the termination of a distribution arrangement in the Middle East, shown in "Other."

The unfavorable currency impact in net revenues was due primarily to the Egyptian pound, Indonesian rupiah, Japanese yen and Russian ruble.

Net revenues include $10.8 billion in 2024 and $9.3 billion in 2023 related to smoke-free.

Operating income increased by 17.0%. Operating income, excluding currency and acquisitions, increased by 25.6%, mainly reflecting: the same factors as for net revenues, as well as a favorable comparison to 2023 reflecting the impairment of goodwill recorded in the second quarter of 2023, the South Korea indirect tax charge of $204 million in 2023 and the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million. The increase was partly offset by higher amortization of intangibles in 2024, higher asset impairment and exit costs in 2024, a charge of $198 million related to impairment of Vectura Group's expect sale in 2024 and the Egypt sales tax charge of $45 million in 2024, as well as higher marketing, administration and research costs (primarily due to inflationary impacts, notably related to wages, and higher commercial investments), and higher manufacturing costs (notably related to tobacco leaf and the impact of the EU single-use plastics directive, partly offset by productivity).

Amortization expense on a pre-tax basis for each of the next five years is estimated to be approximately $1.0 billion or less, assuming no additional transactions occur that require the amortization of intangible assets. This amount includes the reacquired rights recorded as other intangible assets, net, in May 2024 following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc. (see Note 4. Goodwill and Other Intangible Assets, net, Note 18. Acquisitions and Divestitures and the "Business Environment" section of this MD&A for details).

Interest expense, net, of $817 million increased by $29 million or 3.7%.

Our effective tax rate decreased by 2.6 percentage points to 23.1%. For further details, see Note 9. Income Taxes. PMI estimates that its full-year 2024 effective tax rate will be approximately 21% to 22%, excluding discrete tax events. Changes in currency exchange rates, earnings mix by taxing jurisdiction or future legislative or regulatory developments may have an impact on the effective tax rates, which PMI monitors each quarter. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

Income from equity investments and securities, net, increased by $721 million or over 100%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka. For further details, see Note 12. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $7.6 billion increased by $2.0 billion or 35.9%. This increase was due primarily to higher operating income and higher income from equity investments and securities, as discussed above. Basic and diluted EPS of $4.90 and $4.89 increased by 35.7% and 35.5%, respectively. Excluding an unfavorable currency impact of $0.44, diluted EPS increased by 47.6%.

We continue to expect our 2024 performance to be favorably impacted by total volume growth and pricing despite currency headwinds in the first nine months of 2024. This reflects the strong outlook for ZYN, despite short-term supply constraints; and the increasing profitability of IQOS due to operating leverage, manufacturing efficiencies, as well as a robust combustibles performance.

Consolidated Operating Results for the Three Months Ended September 30, 2024
The following discussion compares our consolidated operating results for the three months ended September 30, 2024, with the three months ended September 30, 2023.

Total Market

During the quarter, estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs increased by 1.3%, reflecting increases in the SSEA, CIS & MEA and Europe Regions, partly offset by decreases in the EA, AU & PMI DF and Americas Regions, as described in the Regional sections of this MD&A.

Shipment Volume

Our total cigarette and HTU shipment volume increased by 2.6% (HTU shipments increased by 8.9%, and cigarette shipments increased by 1.3%), with increases across all regions except the Americas Region.

Our total oral product shipment volume in cans increased by 24.7%, predominantly reflecting growth in nicotine pouches.

Adjusted in-market sales for HTUs increased by 14.8%, including growth in Japan of 14.3% and Europe of 11.3%.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Third-Quarter
	2024	2023	Change (pp)
Total International Market Share (1)	29.5%	28.9%	0.6
Cigarettes	24.2%	24.3%	(0.1)
HTU	5.3%	4.6%	0.7

Cigarette over Cigarette Market Share (2)	26.0%	25.9%	0.1

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,911	$9,141	8.4%	11.6%	$770	$(289)	$—	$689	$322	$48
Cost of Sales	(3,366)	(3,165)	(6.4)%	(9.0)%	(201)	63	21	—	(159)	(126)
Marketing, Administration and Research Costs (1)	(2,891)	(2,606)	(10.9)%	(15.1)%	(285)	108	—	—	—	(393)
Operating Income	$3,654	$3,370	8.4%	11.3%	$284	$(118)	$21	$689	$163	$(471)
(1) Cost/Other variance includes charges in 2024 of $242 million related to amortization of intangibles, $198 million related to impairment of Vectura Group's expect sale and $45 million related to the Egypt sales tax charge, partly offset by charges in 2023 of $206 million related to amortization of intangibles and $140 million related to the termination of a pledge agreement with the Foundation for a Smoke-Free World. For more details, see Note 7. Segment Reporting and Note 18. Acquisitions and Divestitures.

During the quarter, net revenues increased by 8.4%. Net revenues, excluding currency and acquisitions, increased by 11.6%, mainly reflecting: a favorable pricing variance, primarily due to higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher smoke-free products volume.

The unfavorable currency impact in net revenues was due primarily to the Egyptian pound, Indonesian rupiah and Japanese yen.

Net revenues include $3.8 billion in 2024 and $3.3 billion in 2023 related to smoke-free.

Operating income increased by 8.4%. Operating income, excluding currency and acquisitions, increased by 11.3%, mainly reflecting: the same factors as for net revenues, notwithstanding unfavorable cigarette mix, as well as a favorable comparison to 2023 reflecting the termination of a pledge agreement with the Foundation for a Smoke-Free World of $140 million. The increase was partly offset by higher amortization of intangibles in 2024, a charge of $198 million related to impairment of Vectura Group's expect sale in 2024 and the Egypt sales tax charge of $45 million in 2024, as well as higher manufacturing costs, notably related to tobacco leaf, and higher marketing, administration and research costs.

Interest expense, net, of $189 million decreased by $72 million or 27.6%, primarily due to a favorable mark-to-market adjustment related to derivative financial instruments.

Our effective tax rate decreased by 11.9 percentage points to 21.3%. The effective tax rate for the three months ended September 30, 2023 was unfavorably impacted by an increase in deferred tax liabilities related to the unremitted earnings of PMI's Russian subsidiaries ($173 million) and a deferred tax cost for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($138 million). For further details, see Note 9. Income Taxes.

Income from equity investments and securities, net, increased by $399 million or over 100%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka. For further details, see Note 12. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $3.1 billion increased by $1.0 billion or 50.0%. This increase was due primarily to higher operating income, a lower effective tax rate, higher income from equity investments and securities, net, and lower interest expense, net, as discussed above. Basic and diluted EPS of $1.98 and $1.97 increased by 50.0% and 49.2%, respectively. Excluding an unfavorable currency impact of $0.06, diluted EPS increased by 53.8%.

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
•illicit trade in cigarettes and other tobacco and nicotine-containing products, including counterfeit, contraband and other non-compliant or otherwise illicit products;
•intense competition, including unfair competition from non-tax paid volume by certain manufacturers;
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

We believe that when better alternatives to cigarettes exist, the discussion should not be whether these alternatives should be made available to the more than one billion people who smoke cigarettes today, but how fast, and within what regulatory framework to maximize their adoption while minimizing unintended use. Therefore, we advocate for regulatory frameworks that are based on a continuum of risk where non-combustible products fall below combustible cigarettes. Product regulation should include measures that encourage and accelerate switching to non-combustible products, for example, by allowing adult consumers who would not otherwise quit smoking cigarettes to receive truthful and non-misleading information about such alternatives to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the reduction in harmful and potentially harmful constituents, as well as the absence of combustion. Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by youth and non-smokers. We support mandated health warnings, minimum age laws, restrictions on advertising, and smoking restrictions in public spaces. We also support regulatory measures that help reduce illicit trade. At the same time, we oppose excessive or prohibitive regulations that may prevent adult smokers, who would otherwise continue smoking, from accessing and switching to SFPs or trigger unintended consequences such as illicit trade.

Certain measures are discussed in more detail below and in the Smoke-Free Products (SFPs) section.

Fiscal Challenges: Excessive and disruptive excise, sales and other tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading to non-premium, discount, other low-price or low-taxed combustible tobacco products such as fine cut tobacco, illicit cigarettes or illicit SFPs. In addition, in certain jurisdictions, some of our combustible tobacco products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax policies undermine public health by encouraging consumers to turn to illicit trade, and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes specifically on tobacco companies, such as taxes on revenues and/or profits.

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

In May 2024, the EU-wide systems of traceability and security features for tobacco products were extended to include tobacco products other than cigarettes. As such, all tobacco products are covered by the traceability system.

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

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in tobacco products, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products and could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol bans would eliminate the entire category of mentholated tobacco products. The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products, are currently exempted under EU TPD from this characterizing flavor ban. This was also the case for heated tobacco products until November 23, 2022, when the EU Commission published a delegated directive that eliminates this exemption. All EU Member States were required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our SFP products currently sold in the EU. Currently a majority of EU Member States have transposed this directive, or are in the final stages of transposing it, withdrawing the heated tobacco product exemption from the characterizing flavor ban into national law. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipated that, while short-term volatility would be possible, the ban’s impact on our shipment volumes in the EU would be relatively limited in the near term. To date, our experience is consistent with this expectation. There has been some short-term volatility in countries that have implemented the ban, but the impact has generally been limited in time and magnitude. Nevertheless, it remains possible that the impact in countries that have yet to implement the ban could be more significant in duration or magnitude. But our fundamental view remains that we do not expect a meaningful change in the structural growth of the category. We will continue to actively monitor relevant developments in the EU market, including from an illicit trade standpoint. Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil and Canada.

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

Restrictions on Product Design: Some members of the public health community are calling for the further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which would result in a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. In addition, at its meeting in November 2016, the CoP adopted non-binding guidelines recommending that countries regulate product design features that increase the attractiveness of tobacco products, such as the diameter of cigarettes and the use of flavor capsules. In March 2024, the EU Commission, in line with the procedure established by TPD, approved a decree banning disposable e-cigarettes, limited to the jurisdiction of Belgium. Few other countries are also considering bans of disposable e-cigarettes.

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

In Mexico, since February 2020, the federal government has issued a series of decrees banning the importation and commercialization of HTPs, vaping devices and consumables. In June 2022, the Senate approved an amendment to the Imports and Exports Tax Law, aligning its content with the existing bans. Despite these restrictions, PMI has been able to import and commercialize SFPs in Mexico due to injunctive relief and favorable court decisions, including findings of unconstitutionality regarding the bans. Specifically, in October 2021, the Mexican Supreme Court found that the interpretation of Article 16-VI of the tobacco control law, which was interpreted to restrict the commercialization of SFPs, was unconstitutional.

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

On March 22, 2023, a bill amending the Tobacco Hazards Prevention and Control Act in Taiwan went into effect. It regulates heated tobacco products and bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are not cigarettes, cut tobacco, cigars, snuff nor chewing tobacco, must undergo a health risk assessment as part of an authorization system. We have filed an authorization request to commercialize IQOS in Taiwan pursuant to this Act, but this authorization is currently still pending approval by the Ministry of Health of Taiwan.

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

On August 28, 2024, the Ministry of Health in Canada approved a ban on all flavors of nicotine pouches except mint and menthol. They also imposed new restrictions on where nicotine pouches can be sold, allowing sales only behind pharmacy counters by pharmacists (no prescription required).

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
Illicit Trade: Illicit trade creates a cheap and unregulated supply of tobacco and nicotine-containing products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 14% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the EU accounted for approximately 8% of total cigarette consumption in 2023. Illicit trade also increasingly targets SFPs.

We devote substantial resources to help prevent illicit trade in combustible tobacco products and SFPs. We engage with governments, our business partners and other stakeholders to implement effective measures to combat illicit trade. Where effective and appropriate, we pursue legal remedies to protect our intellectual property rights from counterfeiting or to counter the illicit diversion of our products. We also cooperate with governmental authorities to combat fraudulent imports of non-compliant or unauthorized tobacco and nicotine-containing products.

As an example, the recent commercial success of the nicotine pouch category makes it more prone to be affected by illicit trade. Our ongoing anti-illicit initiatives for nicotine pouches include PMI’s ‘know-your-customer’ and ‘anti-diversion’ governance and other measures, such as volume monitoring, tracking and tracing, product security, as well as internal and external awareness training and communications. We are also expanding our market monitoring -both online and offline- and illicit trade research program to nicotine pouches. PMI affiliates and Swedish Match affiliates, are taking appropriate actions to address the illicit resale of certain of our oral products including nicotine pouches outside their initial intended market of retail, such as Scandinavia, the U.S. and other markets. Such actions include awareness communications to trade partners, cease-and-desist letters to those involved in illicit trade of products bearing our brands and limiting and/or terminating sales to certain customers in both the online and traditional trade.

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

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU were extended to include tobacco products other than cigarettes, including some of our SFPs, as of May 20, 2024.

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

Our SFP Platforms: Our product development is based on the elimination of combustion via tobacco heating and other innovative systems, as well as through oral tobacco and nicotine products, which we believe are the most promising paths to providing a better consumer choice for those who would otherwise continue to smoke cigarettes. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences and achieve population harm reduction.

Five PMI-developed or improved SFP platforms are in various stages of development and commercialization readiness:

        Platform 1 uses a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted in a holder and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the U.S. Food and Drug Administration (“FDA”). In addition to the original version of Platform 1 which relies on a heating technology using a blade, a newer version of Platform 1 is now available using induction. Most of the studies referenced above were conducted with the blade version of Platform 1 and additional research was conducted with the induction technology. We believe that there is full comparability between the bladed versions of IQOS and the subsequent induction versions of IQOS, and that the data from the studies conducted with the blade version of Platform 1 remain valid and applicable to the newer and adjacent versions of Platform 1. In 2022, we also began the initial launch of a heated tobacco product, which utilizes external resistive heating technology and is commercialized under the BONDS by IQOS brand.

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

Platform 5 covers snus and modern oral nicotine pouches. Snus refers to (a) dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose; (b) moist loose tobacco which is put in the mouth between the lower or upper lip and gum; and (c) snus pouches which contain ground tobacco, water, salt and flavors. Modern oral nicotine pouches consist of white pre-conditioned pouches containing nicotine derived from tobacco, and they primarily contain nicotine, flavors, and cellulose substrate. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. Nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. The pouches contain pharmaceutical-grade tobacco-derived nicotine like the nicotine used in medicinal products, such as nicotine-containing gums and inhalers, and flavors approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards and the British Standards Institute. In 2021, PMI acquired AG Snus Aktieselskab ("AG Snus"), as well as Fertin Pharma A/S, two companies manufacturing and/or marketing nicotine pouches. In 2022, we significantly expanded our Platform 5 products portfolio with the acquisition of Swedish Match. The acquisition also represents an expansion of our SFP presence in the U.S. market, where Swedish Match's ZYN brand is the leading nicotine pouch franchise.

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

As of September 30, 2024, PMI's smoke-free products were available for sale in 92 markets.

Data show that only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

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

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 42 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. Nicotine pouches are currently available in 32 markets.

SFP Regulation and Taxation: SFPs contain nicotine and are addictive and not risk-free. As we describe in more detail above, we support science-based regulation and taxation of SFPs, and believe that regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking and should recognize a continuum of risk with respect to tobacco and other nicotine-containing products. Regulation, as well as industry practices, should reflect the fact that youth should not consume nicotine in any form.

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

The FDA’s PMTA and MRTP orders do not mean that the agency “approved” our Platform 1 product. These authorizations are subject to strict marketing, reporting, and other requirements, and are not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation. The FDA will monitor the marketing of the product.

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

On October 20, 2023, we submitted bundled PMTAs for our IQOS ILUMA THS products together with MRTPAs requesting authorization of the exposure reduction marketing order previously granted for IQOS blade versions. We submitted these applications at the same time in order for the FDA to evaluate the PMTAs and MRTPAs concurrently. In March 2024, the FDA formally accepted our bundled PMTAs and MRTPAs. As our applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the information we submitted.

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

On July 17, 2023, Swedish Match USA, Inc. submitted a renewal application to the FDA requesting re-authorization to continue to market its eight snus smokeless tobacco products (sold under the General snus brand name) with a modified risk claim. General snus products received modified risk orders on October 22, 2019. Swedish Match USA, Inc. was authorized to market these products with the claim, “Using General snus instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” This renewal request was received by the FDA 360 days prior to the stated October 22, 2024 expiration date of the original modified risk claim orders, as requested by the FDA in the original orders. On November 30, 2023, the FDA filed for scientific review of the MRTP renewal applications for General snus products and posted materials from these applications. The FDA held a Tobacco Products Scientific Advisory Committee meeting to discuss the MRTP renewal applications on June 26, 2024. On July 3, 2024, the FDA extended the comment period on the MRTP renewal applications to provide time for the public to review application materials that were recently made available. Subsequently, on July 15, 2024, the FDA reposted application documents related to the MRTP renewal and announced a deadline for public comments. Public comments on these applications were due by August 14, 2024, and comments are no longer being accepted by the FDA. The FDA did not issue a decision on the MRTP renewal applications prior to the stated October 22, 2024 expiration date of the original modified risk orders. The MRTP renewal applications were timely filed in accordance with FDA direction, and we believe that we should be permitted to continue to use the modified risk claim with respect to those products that received modified risk orders until the FDA decides on the MRTP renewal applications.

Premarket tobacco applications for certain ZYN products, which are currently marketed in the U.S., were submitted in March 2020. In the same month, these applications were filed for scientific review and in July 2020 the FDA issued a deficiency letter which Swedish Match USA, Inc. addressed in September 2020. The FDA has not completed its review of such applications but, consistent with its practice concerning products with respect to which applications were filed prior to a September 9, 2020 deadline, the FDA has not taken enforcement action to prevent these ZYN products from being marketed or indicated that it intends to do so. After the September 9, 2020 deadline, we also submitted additional applications for authorization to market other ZYN products. We are unable to market these products until the FDA authorizes such applications. In April 2024, we submitted MRTPAs for ZYN products currently marketed in the U.S. and requested authorization of the modified risk claim. As these applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the submitted information.

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

Some states and municipalities in the U.S. have introduced stringent restrictions on the sale of certain SFPs, including those authorized by the FDA. We believe that many of those restrictions on FDA-authorized products are unlikely to advance public health and instead are likely to limit adult consumer access to products that are shown to be a better alternative to continued cigarette smoking.

In March 2020, the FDA issued a final rule to require new text and graphic health warnings on cigarette packs and advertisements. HTPs are technically covered by this rule; however, the FDA stated that it would make product-specific decisions about health warnings when issuing or revising individual product or marketing orders. This approach would be consistent with the original marketing order granted for Heatsticks where the FDA required us to remove the Surgeon General’s health warning for carbon monoxide from our packaging and advertising, and to use a nicotine addiction health warning instead. We are committed to providing adult consumers with complete, accurate, and non-misleading information about possible health risks associated with our products. We shared our views with the FDA on the application of the new warnings to our HTPs. The final rule is the subject of litigation in the U.S. and was previously vacated nationwide by a federal court in December 2022. In March 2024, the decision to vacate was reversed by a U.S. appellate court and the lower court was directed to consider additional issues. Proceedings remain ongoing. We are not a party to this litigation.

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

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Armenia, Bahrain, Egypt, Jordan, Lebanon, the Philippines, Saudi Arabia, Tajikistan, Tunisia, the UAE and Uzbekistan, and voluntary in Algeria, Colombia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, Russia, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-vapor products (e.g., e-cigarettes), national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Bahrain, China, Egypt, Jordan, New Zealand, the Philippines, Russia, United Arab Emirates, and Saudi Arabia and Tajikistan, and voluntary in Azerbaijan, Costa Rica, Dominican Republic, France, Indonesia, Kazakhstan, the Philippines, Russia, the U.K. and Ukraine.

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

On September 12, 2022, Norway rejected a submission for authorization of HEETS as a novel tobacco product. Norway partially transposed the EU TPD under the European Free Trade Association agreement and introduced an authorization system for novel tobacco products following Article 19 of TPD. To date, Norway has not granted authorization of any novel tobacco product, including e-cigarettes and tobacco free nicotine pouches.

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

As part of its sales and supply chain review, SMNA has discontinued sales through the e-commerce shop associated with ZYN.com and direct sales to dedicated online retailers in the United States indefinitely. U.S. e-commerce has represented a small fraction of sales of SMNA in the United States, and the current network of approximately 170,000 brick-and-mortar retailers will remain SMNA’s focus.

Our SFP Business Development Initiatives: In December 2013, we established a strategic framework with Altria Group, Inc. (“Altria”) setting out terms on how the parties would collaborate to develop and commercialize e-vapor products and commercialize two of our SFPs in the U.S. In late 2018, Altria announced that it will participate in the e-vapor category only through another e-vapor company in which Altria acquired a minority interest. In September 2019, Altria's subsidiary, Philip Morris USA Inc. (“PM USA”), began commercialization of a version of our Platform 1 product in the U.S. Under the agreement, PM USA was required to achieve certain milestones in order to maintain its exclusive distribution right and additional milestones in order to extend the agreement after the initial 5-year term. On October 20, 2022, PMI announced that it had reached an agreement with Altria to terminate the companies' commercial relationship covering IQOS in the U.S. As of April 30, 2024, PMI holds the full rights to commercialize IQOS in the U.S. For more details, see Part I, Item 1. Financial Statements— Note 18. Acquisitions and Divestitures to our condensed consolidated financial statements in this report.

In January 2020, we announced an agreement with KT&G, a leading tobacco and nicotine company in South Korea, for the commercialization of KT&G’s smoke-free products outside of South Korea on an exclusive basis. On January 30, 2023, we announced a renewal and extension of this arrangement. For more information, see Acquisitions, Divestitures and Other Business Arrangements below.

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

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023. The new production facility was completed at the end of the first quarter of 2024 and local production commenced in April 2024. As of September 30, 2024, our Ukrainian operations had approximately $0.6 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of September 30, 2024, our Russian operations had approximately $2.9 billion in total assets, excluding intercompany balances, of which approximately $1.0 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, we hold a 23% equity interest in Megapolis Distribution B.V., the holding company of JSC TK Megapolis (formerly CJSC TK Megapolis), pursuant to Dutch law, PMI's distributor in Russia. On July 18, 2024, the Ministry of Industry and Trade filed a petition before the Arbitrazh Court of Moscow seeking the forced localization of JSC TK Megapolis. For further details, see Note 8. Contingencies and Note 12. Related Parties – Equity Investments and Other.

These developments above have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Impact of Inflation on Our Business and Mitigation Efforts

Like many other global companies, we have experienced inflationary pressures in 2022, 2023 and the first nine months of 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. For the year ended December 31, 2023, the impact on cost of sales was approximately $580 million and while tobacco leaf costs remain a headwind we expect certain inflationary elements to ease, with a more moderate overall increase in 2024. This impact has been, and we expect it to continue to be, significantly offset by the positive elements of pricing, productivities and the mitigating factors as we progress through the year. The net result of the inflationary impacts and our efforts to mitigate these impacts were not material to PMI during these periods.

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

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the nine months ended September 30, 2024 and 2023, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting, were not material.

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

Acquisitions, Divestitures and Other Business Arrangements

We discuss our acquisitions and divestitures in Note 18. Acquisitions and Divestitures to our condensed consolidated financial statements.

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

On July 30, 2024, PMI announced a memorandum of understanding with KT&G. This non-binding memorandum establishes the parties’ intent to collaborate on regulatory submissions for those new KT&G heat-not-burn products that PMI selects to commercialize in the U.S. KT&G’s new platform products are expected to be launched first outside the U.S. Thereafter, the partners plan to work on a PMTA submission for review by the U.S. FDA, in accordance with the memorandum.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the U.K., Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls in relation to Russia. While the introduced sanctions vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions target, among others, the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located, and authorized the imposition of blocking sanctions on anyone operating in the Russian manufacturing sector. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods, and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The U.S., the EU, Switzerland and Japan introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. The EU, Switzerland and the U.K. also prohibited technical assistance and other services related to restricted goods. The EU, Switzerland and the U.K. prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. The EU and Switzerland prohibited transfer and licensing of intellectual property rights in relation to restricted goods. Additionally, the EU, the U.S., the U.K., Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

The U.S., the U.K., Switzerland and the EU banned the export of electric accumulators and static converters to Russia. In addition, the U.S., the EU and the U.K. banned the export of electronic cigarettes and similar personal electric vaporizing devices, including IQOS devices. Certain countries have also banned the delivery of services to Russia, such as information technology consultancy services, accounting and business and management consulting services, or require licenses to continue delivering these services to Russian persons or entities. We are working to mitigate any potential impacts from these restrictions.

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

Segment Operating Results – Three Months and Nine Months Ended September 30, 2024

The following discussion compares operating results within each of our segments for the three months and nine months ended September 30, 2024, with the three months and nine months ended September 30, 2023.

Europe:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,121	$3,823	7.8%	8.7%	$298	$(35)	$—	$228	$105	$—
Operating Income	$2,020	$1,717	17.6%	15.5%	$303	$37	$—	$228	$47	$(9)

During the quarter, net revenues increased by 7.8%. Net revenues, excluding currency and acquisitions, increased by 8.7%, reflecting: a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by higher HTU volume, partly offset by adverse cigarette mix.

Operating income increased by 17.6%. Operating income, excluding currency and acquisitions, increased by 15.5%, primarily reflecting: the same factors as for net revenues, as well as a favorable comparison to 2023 reflecting the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $60 million; partly offset by higher marketing, administration and research costs.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$11,301	$10,465	8.0%	7.7%	$836	$34	$—	$596	$206	$—
Operating Income	$5,136	$4,551	12.9%	12.7%	$585	$6	$—	$596	$113	$(130)

For the nine months ended September 30, 2024, net revenues increased by 8.0%. Net revenues, excluding currency and acquisitions, increased by 7.7%, primarily driven by the same factors as for the quarter.

The pricing variance for the full year 2023 and the first nine months of 2024 was negatively impacted by the supplemental tax surcharge on heated tobacco products ("HTPs") in Germany, which went into effect in 2022. On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. On May 15, 2024, following the decision issued by CJEU, the Fiscal Court in Dusseldorf (the "FCD") also ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. The FCD admitted an appeal to the Federal Tax Court. On June 19, 2024, PMI submitted an appeal. The negative impact will continue, at least until the appeal ruling on the legality of the surcharge is concluded. PMI currently accounts for the surcharge as a reduction in net revenues and in accrued liabilities in its results, with amounts withdrawn before May 15, 2024, currently under a payment suspension. The accrued liability balance of $0.8 billion (excluding interest), existing as of September 30, 2024, may remain until the outcome of the appeal is known. An unfavorable outcome to the appeal would negatively impact PMI’s future cash provided by operating activities. A favorable outcome to the appeal would positively impact future PMI’s operating results.

Operating income increased by 12.9%. Operating income, excluding currency and acquisitions, increased by 12.7%, primarily reflecting: a favorable comparison to 2023 reflecting the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $60 million and $47 million related to asset impairment and exit costs in 2023, as well as a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, primarily driven by higher HTU volume, notwithstanding lower cigarette volume; partly offset by higher marketing, administration and research costs, as well as manufacturing costs, including the impact of the EU single-use plastics directive.

Europe - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market for cigarettes and HTUs in the Region increased by 1.8% to 148.6 billion units, reflecting a 0.6% increase for cigarettes and continued HTU growth. The increase in the estimated total market was predominantly due to Ukraine (up by 9.4%), Italy (up by 3.5%) and Spain (up by 3.8%), partly offset by France (down by 10.9%), the Netherlands (down by 25.6%), and Belgium (down by 16.2%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region was broadly stable, reflecting a 1.5% decrease for cigarettes, largely offset by an increase for HTUs. The decrease in the estimated total market was predominantly due to France (down by 12.8%), the United Kingdom (down by 11.0%), and the Netherlands (down by 18.7%), partly offset by Bulgaria (up by 7.9%), Greece (up by 8.2%), and Poland (up by 1.9%).

Europe Key Data	Third-Quarter			Nine Months Year-to-Date
			Change			Change
	2024	2023	% / pp	2024	2023	% / pp
PMI Market Share
Cigarettes	30.1%	30.5%	(0.4)	30.1%	30.4%	(0.3)
Heated Tobacco Units	9.5%	8.6%	0.9	9.7%	8.8%	0.9
Total Europe	39.6%	39.1%	0.5	39.8%	39.1%	0.7
Note: Sum may not foot due to rounding.

In the third quarter, our total cigarette and HTU shipment volume in the Region increased by 2.5% to 57.9 billion units. Total cigarette and HTU shipment volume increased notably in Ukraine (up by 12.3%) and Poland (up by 5.7%), and decreased notably in Belgium (down by 25.8%), as well as the Netherlands (down by 24.9%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 11.3% in the quarter, reflecting continued growth momentum for IQOS.

In the third quarter, our HTU share of the total cigarette and HTU market in the Region increased by 0.8 pp on an adjusted basis.

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 1.0% to 162.8 billion units. Total cigarette and HTU shipment volume increased notably in Poland (up by 7.1%) and Ukraine (up by 8.7%), and decreased notably in France (down by 18.4%), as well as the Netherlands (down by 18.2%).

For the nine months year-to-date, our estimated HTU adjusted in-market sales volume in the Region increased by 9.2%, reflecting continued growth momentum for IQOS, partly offset by the impact from the EU characterizing flavor ban.

For the nine months year-to-date, our HTU share of the total cigarette and HTU market in the Region increased by 0.9 pp on an adjusted basis.

Other Oral SFP includes chew bags and tobacco bits
Note: Sum may not foot due to rounding.

In the third quarter, oral SFP shipments increased by 4.2%, primarily driven by nicotine pouches (up by 23.5%).

For the nine months year-to-date, oral SFP shipments increased by 6.0%, driven by growth of nicotine pouches (up by 34.4%).

SSEA, CIS & MEA:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,964	$2,777	6.7%	12.1%	$187	$(148)	$—	$296	$39	$—
Operating Income	$960	$823	16.6%	29.8%	$137	$(129)	$21	$296	$21	$(72)
During the quarter, net revenues increased by 6.7%. Net revenues, excluding currency and acquisitions, increased by 12.1%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing; and favorable volume/mix, driven by HTU performance.

Operating income increased by 16.6%. Operating income, excluding currency and acquisitions, increased by 29.8%, primarily reflecting: the same factors as for net revenues, as well as a favorable comparison to 2023 reflecting the 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $41 million; partly offset by higher manufacturing costs (primarily due to higher cost of tobacco leaf) and the Egypt sales tax charge of $45 million in 2024.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$8,393	$7,922	5.9%	13.4%	$471	$(593)	$—	$680	$306	$78
Operating Income	$2,623	$2,437	7.6%	30.9%	$186	$(600)	$33	$680	$117	$(44)

For the nine months ended September 30, 2024, net revenues increased by 5.9%. Net revenues, excluding currency and acquisitions, increased by 13.4%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing; favorable volume/mix, driven by higher cigarette and HTU volume, as well as favorable mix, and a favorable comparison to 2023 due to the charge of $80 million following the termination of a distribution arrangement in the Middle East (recognized as a reduction of net revenues in 2023).

Operating income increased by 7.6%. Operating income, excluding currency and acquisitions, increased by 30.9%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing; favorable volume/mix, driven by higher cigarette and HTU volume, notwithstanding unfavorable cigarette mix, a favorable comparison to 2023 reflecting a 2023 charge of $80 million following the termination of a distribution arrangement in the Middle East, a 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $41 million and $32 million related to asset impairment and exit costs in 2023. These increases were partly offset by higher manufacturing costs (primarily due to higher cost of tobacco leaf), and the Egypt sales tax charge of $45 million in 2024.

SSEA, CIS & MEA - Total Market, PMI Shipment Volume and Market Share Commentaries
In the third quarter, the estimated total market for cigarettes and HTUs in the Region increased by 2.0% to 399.4 billion units. The increase in the estimated total market was mainly due to Egypt (up by 32.4%), Russia (up by 8.3%), and Turkey (up by 9.4%), partly offset by Bangladesh (down by 30.8%), Indonesia (down by 3.3%), and Thailand (down by 17.0%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region increased by 2.4% to 1,167.0 billion units. The increase in the estimated total market was mainly due to Turkey (up by 10.4%), Russia (up by 6.4%), and Egypt (up by 9.4%), partly offset by Bangladesh (down by 4.9%), Thailand (down by 15.4%), and the Philippines (down by 5.4%).

In the third quarter, our total cigarette and HTU shipment volume in the Region increased by 3.2% to 98.6 billion units, mainly driven by Turkey (up by 13.1%), partly offset by Indonesia (down by 8.9%). Our estimated HTU adjusted in-market sales volume increased by 20.9%, with 17.1% HTU shipment volume growth.

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 4.3% to 279.2 billion units, mainly driven by Turkey (up by 14.9%), partly offset by Indonesia (down by 4.6%). Our estimated HTU adjusted in-market sales volume increased by 15.5%, with 15.8% HTU shipment volume growth.

EA, AU & PMI DF:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,602	$ 1,571	2.0%	7.4%	$31	$(85)	$—	$71	$45	$—
Operating Income	$ 788	$ 769	2.5%	7.8%	$19	$(41)	$—	$71	$(21)	$10

During the quarter, net revenues increased by 2.0%. Net revenues, excluding currency and acquisitions, increased by 7.4%, reflecting: a favorable pricing variance and favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume.

Operating income increased by 2.5%. Operating income, excluding currency and acquisitions, increased by 7.8%, primarily reflecting: a favorable pricing variance and a favorable comparison to 2023 for a 2023 charge related to the termination of a pledge agreement with the Foundation for a Smoke-Free World of $24 million. This increase was partly offset by unfavorable volume/mix, driven by cigarettes, and higher marketing, administration and research costs.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,959	$4,771	3.9%	10.5%	$188	$(314)	$—	$289	$213	$—
Operating Income	$2,304	$1,963	17.4%	30.5%	$341	$(257)	$—	$289	$53	$256

For the nine months ended September 30, 2024, net revenues increased by 3.9%. Net revenues, excluding currency and acquisitions, increased by 10.5%, reflecting: a favorable pricing variance and favorable volume/mix, mainly driven by higher HTU volume, partly offset by lower cigarette volume.

Operating income increased by 17.4%. Operating income, excluding currency and acquisitions, increased by 30.5%, mainly driven by the same factors as for net revenues, as well as a favorable comparison to 2023 reflecting the South Korea indirect tax charge of $204 million in 2023.

EA, AU & PMI DF - Total Market, PMI Shipment Volume and Market Share Commentaries
In the third quarter, the estimated total market for cigarettes and HTUs in the Region, excluding China, decreased by 1.4% to 82.2 billion units, with a decrease in cigarettes, partly offset by HTU growth. The decrease in the estimated total market was mainly driven by Taiwan (down by 10.0%) and Korea (down by 3.2%), partly offset by International Duty Free (up by 7.2%) and Japan (up by 0.9%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding China was broadly stable, with a decrease in cigarettes, largely offset by HTU growth. The decrease in the estimated total market was mainly driven by Australia (down by 29.0%) and Korea (down by 2.5%), partly offset by International Duty Free (up by 10.9%) and Japan (up by 1.0%).
In the third quarter, our total cigarette and HTU shipment volume in the Region increased by 2.4% to 26.7 billion units, driven by Japan (up by 1.5%), partly offset by Australia (down by 30.0%).

Our estimated HTU adjusted in-market sales volume in the Region increased by 15.5% in the quarter, including growth in Japan of 14.3%.

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region increased by 4.1% to 81.2 billion units, driven by Japan (up by 8.9%), partly offset by Australia (down by 28.2%).

For the nine months year-to-date, our estimated HTU adjusted in-market sales volume in the Region increased by 14.7%, including growth in Japan of 13.4%.

Americas:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,148	$895	28.3%	30.5%	$253	$(20)	$—	$92	$133	$48
Operating Income	$137	$98	39.8%	20.4%	$39	$19	$—	$92	$116	$(188)

During the quarter, net revenues increased by 28.3%. Net revenues, excluding currency and acquisitions, increased by 30.5%, primarily reflecting: a favorable pricing variance and favorable volume/mix, both predominantly driven by nicotine pouches in the U.S., partly offset by lower cigarette volume and unfavorable cigarette mix outside of the U.S.

Operating income increased by 39.8%. Operating income, excluding currency and acquisitions, increased by 20.4%, mainly reflecting: favorable volume/mix and price variance, mainly due to the same factors as for net revenues; partly offset by higher marketing, administration and research costs, including incremental investment in the U.S., as well as higher amortization of intangibles in 2024.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,273	$2,732	19.8%	18.7%	$541	$31	$—	$146	$364	$—
Operating Income	$419	$524	(20.0)%	(34.5)%	$(105)	$76	$—	$146	$333	$(660)

For the nine months ended September 30, 2024, net revenues increased by 19.8%. Net revenues, excluding currency and acquisitions, increased by 18.7%, primarily reflecting: favorable volume/mix, mainly due to growth of ZYN nicotine pouches in the U.S., partly offset by cigarette volume declines outside of the U.S.; and favorable cigarette pricing.

Operating income decreased by 20.0%. Operating income, excluding currency and acquisitions, decreased by 34.5%, mainly reflecting: higher marketing, administration and research costs, including incremental investment in the U.S, higher asset impairment and exit costs and higher amortization of intangibles, partly offset by favorable price variance and favorable volume/mix, mainly due to the same factors as for net revenues.

Americas - Total Market, PMI Shipment Volume and Market Share Commentaries

In the third quarter, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by 0.7% to 46.5 billion units, primarily reflecting a decline in the cigarette market. The decrease in the estimated total market was mainly due to Canada (down by 15.4%) and Mexico (down by 5.8%), partly offset by Brazil (up by 12.3%).

For the nine months year-to-date, the estimated total market for cigarettes and HTUs in the Region, excluding the U.S., decreased by 2.1% to 136.1 billion units, primarily reflecting a decline for cigarettes. The decrease in the estimated total market was mainly due to Argentina (down by 11.5%) and Canada (down by 13.1%), partly offset by Brazil (up by 8.5%).

In the third quarter, our total cigarette and HTU shipment volume in the Region decreased by 1.1% to 15.4 billion units, mainly due to Mexico (down by 5.9% ) and Argentina (down by 4.3%), partly offset by Brazil (up by 13.6%).

For the nine months year-to-date, our total cigarette and HTU shipment volume in the Region decreased by 2.8% to 44.9 billion units, mainly due to Argentina (down by 11.6%), partly offset by Brazil (up by 10.8%).

For the nine months year-to-date, our cigar shipment volume decreased by 14.6%, predominantly due to trade inventory movements in the prior-year around the April 2023 price increase.
(1) Excluding U.S. chew
Note: Volumes of other oral SFP introduced in Q3 2024 are not material. Sum may not foot due to rounding.
In the third quarter, oral products shipments increased by 32.3%, predominantly driven by ZYN nicotine pouches in the U.S.

For the nine months year-to-date, oral products shipments increased by 39.3%, predominantly driven by ZYN nicotine pouches in the U.S.

Wellness and Healthcare:

The results of PMI’s Vectura Fertin Pharma business are reported in the Wellness and Healthcare segment. The business operations of our Wellness and Healthcare segment are evaluated separately from the geographical segments.

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$76	$75	1.3%	2.7%	$1	$(1)	$—	$2	$—	$—
Operating Income / (Loss)	$(251)	$(37)	-(100)%	-(100)%	$(214)	$(4)	$—	$2	$—	$(212)

During the quarter, net revenues increased by 1.3%. Net revenues, excluding currency and acquisitions, increased by 2.7%.

The operating loss of $251 million in 2024 was primarily due to a charge of $198 million related to the impairment of Vectura Group's expected sale in 2024, as well as research and development, and administration costs. For further details, see Note 18. Acquisitions and Divestitures.

Financial Summary
Nine Months Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2024	2023	Total	Excl. Curr. & Acquis.	Total	Cur- rency	Acqui-sitions	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$246	$237	3.8%	3.4%	$9	$1	$—	$10	$—	$(2)
Operating Income / (Loss)	$(339)	$(808)	58.0%	58.3%	$469	$(2)	$—	$10	$—	$461

For the nine months ended September 30, 2024, net revenues increased by 3.8%. Net revenues, excluding currency and acquisitions, increased by 3.4%.

The operating loss of $339 million in 2024 was primarily due to a charge of $198 million related to the impairment of Vectura Group's expected sale in 2024, as well as research and development, and administration costs. The operating loss in 2023 included an impairment charge of $680 million consisting of a goodwill impairment of $665 million and a non-amortizable intangible asset impairment charge of $15 million. For further details, see Note 4. Goodwill and Other Intangible Assets, net and Note 18. Acquisitions and Divestitures.

Financial Review

Cash Flow Highlights

	For the Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by (used in) operating activities	$8,215	$5,902
Net cash provided by (used in) investing activities	(1,533)	(3,030)
Net cash provided by (used in) financing activities	(5,378)	(2,685)

Net Cash Provided by (Used in) Operating Activities
During the first nine months of 2024, net cash provided by operating activities was $8.2 billion as compared to $5.9 billion in the first nine months of 2023. Excluding unfavorable currency movements of $1.1 billion, the favorable variance of $3.4 billion was due primarily to lower working capital requirements of $1.5 billion and higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense and impairment charges of goodwill and other intangibles, as well as impairment related to Vectura Group's expected sale.

The unfavorable currency movements primarily related to the currency impact on net earnings and represented the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen and Russian ruble.

The lower working capital requirements in 2024 as compared with 2023 were primarily due to more cash provided by inventories, coupled with less cash used in accrued liabilities and other current assets, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments and less cash used in accounts payable in 2024 primarily due to comparison with 2023 payment for higher IQOS ILUMA device purchases in the fourth quarter of 2022 to meet the needs of ILUMA launches. The favorable 2024 working capital comparison to 2023 is also impacted by higher 2023 working capital requirements following the higher cost of tobacco leaf and other direct materials due to inflationary pressures (for further details, see “Impact of Inflation on Our Business and Mitigation Efforts” section of this MD&A), as well as tactical stock increases for certain direct materials. These changes in the working capital requirements were partly offset by more cash used in accounts receivable mainly reflecting lower usage of our factoring arrangements to sell trade receivables, as well as the timing of sales and cash collections. For further detail on our factoring arrangements, see Note 13. Sale of Accounts Receivable.

For the full year 2024, we currently expect net cash provided by operating activities of approximately $11 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Provided by (Used in) Investing Activities

During the first nine months of 2024, net cash used in investing activities was $1.5 billion as compared to $3.0 billion in the first nine months of 2023. This decrease in net cash used was primarily due to the remaining cash payment (including interest) to Altria Group, Inc. in July 2023 of $1.8 billion for PMI to reacquire the IQOS commercialization rights in the U.S., partially offset by higher capital expenditures.

Capital expenditures of $1.2 billion during the first nine months of 2024 increased by $0.2 billion as compared with the first nine months of 2023. The 2024 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2024 to be around $1.4 billion, including further investments in ZYN capacity in the U.S.

Net Cash Provided by (Used in) Financing Activities

During the first nine months of 2024, net cash used in financing activities was $5.4 billion as compared to $2.7 billion in the first nine months of 2023. The increase in net cash used was primarily due to lower net borrowings in 2024 reflecting lower long-term debt proceeds and higher repayments on short-term borrowings (primarily commercial paper). The increase was partly offset by favorable comparisons to 2023 mainly reflecting repayment on the bridge facility in 2023 related to the Swedish Match acquisition, and payments in 2023 to acquire the remaining issued and outstanding shares in Swedish Match.

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

In a number of jurisdictions, including Argentina and Russia, we are impacted by various capital controls and/or foreign currency exchange constraints that affect the ability of our subsidiaries in these jurisdictions to settle foreign currency denominated imports of goods and services and/or to pay dividends. These factors increase foreign currency devaluation risks, which may have a negative impact on our financial condition, net assets and results of operations in these jurisdictions.

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2024, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable
Fitch	F1	A	Negative

Revolving Credit Facilities

At September 30, 2024, our committed revolving credit facilities were as follows:

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

At September 30, 2024, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $2.2 billion at September 30, 2024, and approximately $2.7 billion at December 31, 2023. Borrowings under these arrangements and other bank loans amounted to $152 million at September 30, 2024, and $283 million at December 31, 2023.

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

On November 7, 2022, PMI also delivered notices of borrowing for advances totaling €5.5 billion under the term loan facility, of which €3.0 billion will become due on November 9, 2025 and €2.5 billion will become due on June 23, 2027 unless prepaid pursuant to the terms of the credit agreement. As of September 30, 2024 and December 31, 2023, the €5.5 billion (approximately $6 billion) term loan facility was fully drawn and remained outstanding.

The proceeds under the bridge facility and the term loan facility were used, directly or indirectly, to finance the acquisition, including, the payment of related fees and expenses.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2024, we had no commercial paper outstanding. At December 31, 2023, we had $1.7 billion commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2024 was $1.5 billion. The average commercial paper balance outstanding during 2023 was $3.6 billion.

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

Debt – Our total debt was $49.2 billion at September 30, 2024 and $47.9 billion at December 31, 2023.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first nine months of 2024 were as follows:

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

Guarantees – At September 30, 2024, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

In August 2024, PMI entered into a guarantee agreement for an equity investee. For further details, see Note 12. Related Parties – Equity Investments and Other.

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

Equity and Dividends

We discuss our stock awards as of September 30, 2024 in Note 2. Stock Plans to our condensed consolidated financial statements.

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

Dividends paid in the first nine months of 2024 were $6.1 billion. During the third quarter of 2024, our Board of Directors approved a 3.8% increase in the quarterly dividend to $1.35 per common share. As a result, the present annualized dividend rate is $5.40 per common share.

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

Premarket tobacco applications for certain ZYN products, which are currently marketed in the U.S., were submitted in March 2020. The FDA has not completed its review of such applications but, consistent with its practice concerning products with respect to which applications were filed prior to a September 9, 2020 deadline, the FDA has not taken enforcement action to prevent these ZYN products from being marketed or indicated that it intends to do so. We also submitted additional premarket tobacco applications for other ZYN products after the deadline, and we are unable to market these products until the FDA authorizes such applications. In April 2024, we submitted MRTPAs for ZYN products currently marketed in the U.S. and requested authorization of the modified risk claim. There is no guarantee that the ZYN products will receive the necessary authorizations from the FDA or that the FDA will allow us to continue to sell the ZYN products currently in the market, pending its review of the applications.

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
In addition, increases in cigarette taxes are expected to continue to have an adverse impact on our sales of cigarettes, due to resulting lower consumption levels, a shift in sales from manufactured cigarettes to other combustible tobacco products and from the premium-price to the mid-price or low-price cigarette categories, where we may be under-represented, from local sales to cross-border purchases of lower price products, or to illicit products such as contraband, counterfeit and other non-compliant or otherwise illicit products.
Each of these risks could have a material adverse effect on our business, operations, results of operations, revenues, cash flow and profitability.
Our business faces significant governmental action aimed at increasing regulatory requirements with the goal of reducing or preventing the use of tobacco or nicotine-containing products.
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes for our products in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, illicit trade and cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco and nicotine-containing products to adult nicotine users. Regulatory initiatives that have been proposed, introduced or enacted by governmental authorities in various jurisdictions include:

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

We continuously monitor the values of our long-lived assets, reporting units, intangible assets, as well as investments in equity securities, to determine whether events or changes in circumstances indicate that an impairment exists. In particular, developments in connection with the resolution of Canadian tobacco claims and related litigation could have a material adverse impact on the fair value of PMI’s continuing investment in Rothmans, Benson & Hedges ("RBH") and may result in non-cash impairment charges, which could be material to PMI. See Note 12. Related Parties - Equity Investments and Other for additional information concerning the risk of impairment to our RBH investment and our other equity securities and investments. Additionally, we test goodwill and non-amortizable intangible assets for impairment annually. The values of these assets may be affected by several factors, including general macroeconomic and geopolitical conditions; regulatory and legal developments; changes in product volume growth rates; changes in pricing strategies and costs bases; discount rates; success of planned new product expansions; competitive activity; and income and excise taxes. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information concerning impairment determination and calculation.

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

Increasing inflationary pressures have and may continue to result in significant increases to our expenses, including direct materials, wages, energy, and transportation costs. While we take actions, wherever possible, to reduce the impact of the effects of inflation, in cases of sustained and elevated inflation across several of our major markets, it may be difficult to effectively control the increases to our costs. In recent periods, increased inflation has and may continue to lead to growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. Inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products. We expect certain inflationary elements to ease, with a moderate increase in 2024. If we are unable to increase our prices sufficiently or take other actions to mitigate the effect of inflationary pressures, our profitability and financial position could be negatively impacted.

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

We are subject to highly competitive conditions in all aspects of our business. We compete primarily on the basis of product quality, brand recognition, brand loyalty, taste, R&D, innovation, packaging, customer service, marketing, advertising and retail price and, increasingly, adult smoker willingness to convert to our SFPs. The competitive environment and our competitive position can be significantly influenced by weak economic conditions; erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; novel products which given their taste characteristics may be more commercially successful; higher product taxes; higher absolute prices and larger gaps between retail price categories; unfair competition; and product regulation that diminishes the ability to differentiate tobacco products, restricts adult consumer access to truthful and non-misleading information about our SFPs, or disproportionately impacts the commercialization of our products in relation to our competitors.

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

Risks Related to Illicit Trade

Our revenues may be materially adversely affected as a result of counterfeiting, contraband, cross-border purchases, illicit products, and non-tax-paid volume produced by local manufacturers, and counterfeiting of our smoke-free products' devices and consumables.

Large quantities of counterfeit cigarettes are sold in the international market. We believe that Marlboro is the most heavily counterfeited international cigarette brand, although we cannot quantify the revenues we lose as a result of this activity. Counterfeits of our smoke-free products are not subject to our scientific validation procedures, are unlikely to meet our product quality standards, and may materially adversely affect the reputation of our smoke-free products with consumers, regulators, and other stakeholders. In addition, our revenues may be materially adversely affected by counterfeiting, contraband, cross-border purchases, illicit products and non-tax-paid volume produced by local manufacturers of cigarettes and/or smoke-free products.

Risks Related to Cybersecurity and Data Governance

We are significantly dependent on our and third-party information technology networks and systems, and a cybersecurity incident or attack against those networks or systems may adversely impact our business and operations.

We and our business partners heavily rely on information technology networks and systems, including those connected to the Internet, to help manage business processes and operations, including the collection, storage, interpretation, and processing of confidential, sensitive, personal and other data; internal and external communications; marketing and e-commerce activities; the manufacture, sale, and distribution of our products; management of third-party business relationships; engagement with governmental authorities; innovation through research and development; and other activities necessary for business operations. Some of these information systems and networks are developed, supplied, or managed by third-party service providers that may make us vulnerable to “supply chain” style cyberattacks. The failure or disruption of our information technology networks and systems, or those managed by third-party service providers or owned by our business partners and used in furtherance of PMI’s business, due to cybersecurity attacks; unauthorized attempts to access, corrupt or extract data; security vulnerabilities; misconfigurations; human error; or failure or inability by us, third-parties, or our business partners to adhere to cybersecurity industry best practices, could place us at a competitive disadvantage, cause reputational damage, impact our operations, result in data breaches, significant business disruption, litigation, regulatory action including significant fines or penalties, financial impact, loss of revenue or assets including our intellectual property, personal, confidential, or sensitive data.

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

Risks Related to Acquisitions and Divestitures

We may not successfully identify, complete, or realize the benefits from strategic acquisitions, divestitures, joint ventures, or investments.

From time to time, we evaluate acquisition candidates, joint ventures, or investments that may strategically fit our business objectives. As a result of some of these evaluations, we have acquired and may acquire in the future certain businesses (or parts of businesses) or assets. We have also divested and may divest businesses from time to time. These activities may present financial, managerial, and operational risks including, but not limited to, diversion of management’s attention from existing core businesses; difficulties in integrating, or inability to successfully integrate, acquired businesses, including integrating or separating personnel, information technology, financial and other systems; inability to effectively and immediately implement control environment processes across a diverse employee population; adverse effects on existing or acquired customer and supplier business relationships; potential disputes with buyers, sellers, or partners, as well as other unanticipated problems or liabilities, such as contingent liabilities and litigation. Activities in such areas are regulated by numerous antitrust and competition laws in the United States, the European Union, the United Kingdom, and elsewhere. We have in the past and may in the future be required to obtain approval of these transactions by competition or other regulatory authorities or to satisfy certain legal requirements, and we may be unable to obtain such approvals or satisfy such requirements, each of which may result in additional costs, delays, or our inability to complete such transactions. Any of these factors could prevent us from realizing the anticipated benefits of any such transaction and/or could materially and adversely affect our financial condition and operating results.

We may face additional risks related to divestitures. For example, risks related to our ability to find appropriate buyers, execute transactions on favorable terms, separate divested business operations with minimal impact to our remaining operations, and effectively manage any transitional or long-term service arrangements. Further, our divestiture activities may require us to recognize impairment charges. Any of these factors could materially and adversely affect our financial condition and operating results.

Accounting adjustments related to acquisitions could adversely affect our financial results.

Given the nature of assets acquired through acquisitions, we may not be able to avoid future impairments of those assets, which may also have a material adverse impact on our future operating results and financial position.

We may fail to complete the sale of Vectura Group Ltd. and its affiliates (“Vectura Group”) to Molex Asia Holdings Ltd. (the “Vectura Divestiture”), and a completed Vectura Divestiture may disrupt our remaining business or not achieve its intended benefits.

On September 17, 2024, Vectura Fertin Pharma, Inc. and Molex Asia Holdings Ltd. entered into the Sale and Purchase Agreement in respect of the Vectura Divestiture. The transaction is anticipated to close in the fourth quarter of 2024, subject to regulatory approval, which may impact the timing. A number of risks and challenges may arise in consummating the Vectura Divestiture, including, among others:

•the ability to obtain required regulatory approval for the Vectura Divestiture and the timing and conditions for such approval;

•the failure to satisfy customary closing conditions and consummate the Vectura Divestiture; or

•the occurrence of any event, change or other circumstance that could give rise to the termination of the Sale and Purchase Agreement.

In addition, the Vectura Divestiture could cause disruption in our remaining Wellness and Healthcare business, including potential adverse changes in relationships with customers, employees, suppliers or other parties resulting from the Vectura Divestiture. Even if the Vectura Divestiture is successfully consummated, we may not realize some or all of the anticipated benefits from the Vectura Divestiture, including with respect to the anticipated performance of our remaining Wellness and Healthcare business.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended September 30, 2024, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2024 – July 31, 2024 (1)	—	$—	10,481,359	$6,016,847,275
August 1, 2024 – August 31, 2024 (1)	—	$—	—	$—
September 1, 2024 – September 30, 2024 (1)	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2024 – July 31, 2024 (2)	3,964	$102.26
August 1, 2024 – August 31, 2024 (2)	3,818	$113.73
September 1, 2024 – September 30, 2024 (2)	3,913	$122.41
For the Quarter Ended September 30, 2024	11,695	$112.75

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

Item 5.    Other Information.

During the three months ended September 30, 2024, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
October 24, 2024