Form 10-Q
period 2025-03-31
Philip Morris International Inc.
filed 2025-04-24
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 17, 2025, there were 1,556,517,182 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net revenues 1 & 2 (Note 13)	$9,301	$8,793
Cost of sales	3,040	3,195
Gross profit	6,261	5,598
Marketing, administration and research costs (Note 16)	2,717	2,553
Operating income	3,544	3,045
Interest expense, net	241	299
Pension and other employee benefit costs (Note 4)	12	15
Earnings before income taxes	3,291	2,731
Provision for income taxes	659	676
Equity investments and securities (income)/loss, net	(205)	(191)
Net earnings	2,837	2,246
Net earnings attributable to noncontrolling interests	147	98
Net earnings attributable to PMI	$2,690	$2,148
Per share data (Note 7):
Basic earnings per share	$1.72	$1.38
Diluted earnings per share	$1.72	$1.38
(1) Includes net revenues from related parties of $937 million and $860 million for the three months ended March 31, 2025 and 2024, respectively.
(2) Net revenues are shown net of excise tax on products. For the three months ended March 31, 2025 and 2024, excise tax on products was $12,002 million and $11,839 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net earnings	$2,837	$2,246
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $94 in 2025 and $(102) in 2024	296	488
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2025 and 2024 (Note 16)	—	42
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(14) in 2025 and $(9) in 2024	46	34
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $24 in 2025 and $(39) in 2024	(122)	178
(Gains) losses transferred to earnings, net of income taxes of $2 in 2025 and $16 in 2024	(21)	(46)
Total other comprehensive earnings (losses)	199	696
Total comprehensive earnings	3,036	2,942
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	149	44
Comprehensive earnings attributable to PMI	$2,887	$2,898

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$4,443	$4,216
Trade receivables (less allowances of $42 in 2025 and $47 in 2024) (1)	4,880	3,789
Other receivables (less allowances of $22 in 2025 and $22 in 2024)	913	886
Inventories:
Leaf tobacco	2,166	2,080
Other raw materials	2,631	2,261
Finished product	5,330	5,112
	10,127	9,453
Other current assets	1,833	1,826
Total current assets	22,196	20,170
Property, plant and equipment, at cost	17,428	16,685
Less: accumulated depreciation	9,896	9,375
	7,532	7,310
Goodwill (Note 5)	16,864	16,600
Other intangible assets, net (Note 5)	11,345	11,327
Equity investments (Note 13)	2,972	2,654
Deferred income taxes	1,287	940
Other assets (less allowances of $27 in 2025 and $26 in 2024)	2,883	2,783
TOTAL ASSETS	$65,079	$61,784

(1) Includes trade receivables from related parties of $891 million and $691 million as of March 31, 2025, and December 31, 2024, respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024
LIABILITIES
Short-term borrowings (Note 11)	$4,438	$137
Current portion of long-term debt (Note 11)	6,360	3,392
Accounts payable	3,749	3,952
Accrued liabilities:
Marketing and selling	949	1,015
Taxes, except income taxes	5,640	6,904
Employment costs	1,016	1,305
Dividends payable	2,121	2,120
Other	2,491	2,832
Income taxes	1,323	1,258
Total current liabilities	28,087	22,915
Long-term debt (Note 11)	38,781	42,166
Deferred income taxes	2,817	2,517
Employment costs	2,991	2,940
Other liabilities	1,329	1,116
Total liabilities	74,005	71,654
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2025 and 2024)	—	—
Additional paid-in capital	2,326	2,335
Earnings reinvested in the business	33,447	32,869
Accumulated other comprehensive losses (Note 12)	(11,117)	(11,314)
	24,656	23,890
Less: cost of repurchased stock (552,827,233 and 554,470,731 shares in 2025 and 2024, respectively)	35,557	35,640
Total PMI stockholders’ deficit	(10,901)	(11,750)
Noncontrolling interests	1,975	1,880
Total stockholders’ deficit	(8,926)	(9,870)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$65,079	$61,784

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,837	$2,246

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	480	367
Impairment of other intangibles (Note 5)	—	27
Deferred income tax (benefit) provision	(67)	76
Restructuring charges, net of cash paid (Note 16)	(1)	148
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(882)	(890)
Inventories	(325)	527
Accounts payable	(127)	(181)
Accrued liabilities and other current assets	(2,437)	(1,797)
Income taxes	(20)	(79)
Pension plan contributions (Note 4)	(37)	(34)
Other	229	(169)
Net cash provided by (used in) operating activities	(350)	241

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(404)	(417)
Equity investments	(10)	(20)
Collateral posted/settlements for derivatives, (paid)/returned (Note 6)	6	310
Other	(26)	(66)
Net cash provided by (used in) investing activities	(434)	(193)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$4,231	$(1,475)
Issuances - maturities longer than 90 days	70	100
Repayments - maturities longer than 90 days	—	(284)
Long-term debt proceeds	—	4,659
Long-term debt repaid	(822)	—
Dividends paid	(2,116)	(2,037)
Collateral received/settlements for derivatives, received/(returned)	(606)	260
Noncontrolling interests activity and Other	(86)	(88)
Net cash provided by (used in) financing activities	671	1,135
Effect of exchange rate changes on cash, cash equivalents and restricted cash	335	(230)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	222	953
Balance at beginning of period	4,254	3,146
Balance at end of period	$4,476	$4,099

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $33 million and $131 million as of March 31, 2025 and 2024, respectively, and $38 million and $86 million as of December 31, 2024 and 2023, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2025 and 2024
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2024	$—	$2,285	$34,090	$(11,815)	$(35,785)	$1,779	$(9,446)
Net earnings			2,148			98	2,246
Other comprehensive earnings (losses), net of income taxes				750		(54)	696
Issuance of stock awards		(80)			128		48
Dividends declared ($1.30 per share)			(2,030)				(2,030)
Dividends paid to noncontrolling interests						(76)	(76)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						(1)	(1)
Balances, March 31, 2024	$—	$2,205	$34,208	$(11,065)	$(35,657)	$1,746	$(8,563)
Balances, January 1, 2025	$—	$2,335	$32,869	$(11,314)	$(35,640)	$1,880	$(9,870)
Net earnings			2,690			147	2,837
Other comprehensive earnings (losses), net of income taxes				197		2	199
Issuance of stock awards		(9)			83		74
Dividends declared ($1.35 per share)			(2,112)				(2,112)
Dividends paid to noncontrolling interests						(54)	(54)
Balances, March 31, 2025	$—	$2,326	$33,447	$(11,117)	$(35,557)	$1,975	$(8,926)

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

Following the sale of Vectura Group Ltd. on December 31, 2024, PMI updated in January 2025 its segment reporting by including the ongoing Wellness & Healthcare results in the Europe segment. For further details on the sale of Vectura Group Ltd., see Note 2. Acquisitions and Divestitures. In addition, PMI renamed its “PMI Duty Free” business to “PMI Global Travel Retail” effective in the first quarter of 2025. As a result of this change, PMI's segment that includes its duty free business was renamed East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”).

Certain prior year amounts have been reclassified to conform with the current year's presentation as a result of the new segment structure discussed above. See Note 5. Goodwill and Other Intangible Assets, net and Note 8. Segment Reporting for further details. These reclassifications did not impact PMI’s consolidated financial position, results of operations or cash flows in any of the periods presented.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2024.

Note 2. Acquisitions and Divestitures:

Sale of Vectura Group Ltd.

On September 17, 2024, PMI announced the execution of a definitive agreement pursuant to which PMI’s direct, wholly-owned subsidiary, Vectura Fertin Pharma Inc., agreed to sell Vectura Group Ltd. (formerly, Vectura Group plc, and hereinafter referred to as “Vectura” or "Vectura Group") to Molex Asia Holdings Ltd ("Molex"), subject to customary regulatory approval and other completion conditions. On December 31, 2024, PMI completed the sale of Vectura for an upfront cash consideration of GBP 152 million (approximately $191 million at exchange rate on sale completion date) and a short-term receivable of GBP 24 million (approximately $30 million at exchange rate on sale completion date), reflecting certain customary completion account adjustments, with additional deferred payments of up to GBP 148 million (approximately $186 million at exchange rate on sale completion date), contingent on achievement of certain milestones over periods up to and through 2039. In addition, PMI agreed to indemnify Molex for certain claims related to the pre-completion period. As of March 31, 2025 and December 31, 2024, the liability related to the indemnity was not material.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
As of September 17, 2024, and through the completion date, Vectura's net assets and liabilities were classified as held-for-sale in PMI’s consolidated balance sheet. For the year ended December 31, 2024, the sale resulted in a pre-tax loss of $199 million ($206 million including the tax costs), of which $198 million of loss related to the impairment charge recognized in the third quarter of 2024, to record the net assets held-for-sale at the lower of their carrying value or fair value less costs to sell. This amount also included reclassification of currency translation losses from other comprehensive losses of $16 million.

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

The purchase price allocation is preliminary and continues to be subject to refinement. PMI is evaluating the deductibility of goodwill for income tax purposes. UTC's results of operations from May 16, 2024, through March 31, 2025, were included in PMI's consolidated statements of earnings and were not material. Pro forma results of operations for the business combination have not been presented as the aggregate impact is not material to PMI's consolidated statements of earnings.

Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. ("Altria") to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024 ("acquisition date"), PMI holds the full rights to commercialize IQOS in the U.S. As part of the

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
agreement, PMI agreed to pay a total cash consideration of approximately $2.8 billion, including interest, of which $1.0 billion was paid at the inception of the agreement and the remaining $1.8 billion was paid on July 14, 2023. Prior to the acquisition date, the cash consideration paid was accounted for within Other assets in PMI's condensed consolidated balance sheets.

On the acquisition date and as of December 31, 2024 and March 31, 2025, the reacquired rights were classified as Other intangible assets, net in PMI's condensed consolidated balance sheets, and are being amortized over their useful life of 5 years.

Note 3. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At March 31, 2025, shares available for grant under the 2022 Plan were 16,903,895.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2025, shares available for grant under the plan were 855,920.

Restricted share unit (RSU) awards

During the three months ended March 31, 2025 and 2024, shares granted to eligible employees, the weighted-average grant date fair value per share and the recorded compensation expense related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted	Compensation Expense Related to RSU Awards (in millions)
2025	1,502,150	$ 145.16	$63
2024	1,975,480	$ 89.04	$47

As of March 31, 2025, PMI had $303 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2025, 1,227,693 RSU awards vested. The grant date fair value of all the vested awards was approximately $129 million. The total fair value of RSU awards that vested during the three months ended March 31, 2025 was approximately $182 million.

Performance share unit (PSU) awards

During the three months ended March 31, 2025 and 2024, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle.

The performance metrics for such PSU's granted during the three months ended March 31, 2025 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
•Product Sustainability (20% weight): aggregates key performance indicators pertaining to social and environmental impacts generated by PMI's products; measuring progress primarily on PMI's efforts to maximize the benefits of smoke-free products, purposefully phase out cigarettes, and reduce post-consumer waste; and

•Operational Sustainability (10% weight): aggregates key performance indicators pertaining to social and environmental impacts generated by PMI's business activities; measuring progress on PMI's efforts to benefit PMI and its stakeholders by tackling climate change, preserving nature, improving the quality of life of people in its supply chain, and fostering an empowered, and inclusive workplace.

The performance metrics, targets and relative weights for the PSU’s granted during the three months ended March 31, 2025 were the same as the PSU’s granted during the three months ended March 31, 2024, with the exception of the annual growth rate of adjusted diluted EPS metric goals, which was increased, and for changes to certain components of the Sustainability Index. In the Sustainability Index, certain KPIs were adjusted to reflect PMI’s developing sustainability strategy and the number of individual KPIs was reduced, both in acknowledgment of the maturity of certain programs measured by removed KPIs and to further focus management performance on the remaining Sustainability Index metrics.

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

During the three months ended March 31, 2025 and 2024, shares granted to eligible employees, the grant date fair value per share and the recorded compensation expense related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors	Compensation Expense Related to PSU Awards (in millions)
		(Per Share)	(Per Share)
2025	395,810	$ 145.32	$ 213.72	$51
2024	543,560	$ 89.01	$ 85.72	$31

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

	2025	2024
Average risk-free interest rate (a)	4.1%	4.2%
Average expected volatility (b)	21.0%	19.9%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

As of March 31, 2025, PMI had $71 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
During the three months ended March 31, 2025, 686,052 PSU awards vested. The grant date fair value of all the vested awards was approximately $84 million. The total fair value of PSU awards that vested during the three months ended March 31, 2025 was approximately $102 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net pension costs (income)	$(20)	$(19)
Net postemployment costs	29	31
Net postretirement costs	3	3
Total pension and other employee benefit costs	$12	$15

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2025	2024
Service cost	$57	$55
Interest cost	50	59
Expected return on plan assets	(102)	(101)
Amortization:
Net loss	33	23
Prior service cost (credit)	(1)	—
Net periodic pension cost	$37	$36
(1) Primarily non-U.S. based defined benefit retirement plans.

All of the amounts in the table above, other than service cost, are recognized in pension and other employee benefit costs in the condensed consolidated statement of earnings.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $37 million were made to the pension plans during the three months ended March 31, 2025. Currently, PMI anticipates making additional contributions during the remainder of 2025 of approximately $121 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Goodwill and Other Intangible Assets, net:

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
Balances at December 31, 2024	$4,130	$3,251	$470	$8,749	$16,600
Changes due to:
Currency	290	(32)	(3)	9	264
Balances, March 31, 2025	$4,420	$3,219	$467	$8,758	$16,864

As discussed in Note 1. Background and Basis of Presentation, following the sale of Vectura Group Ltd. on December 31, 2024, we updated our segment reporting in January 2025 by including the Wellness & Healthcare balance in the Europe segment. As a result, the December 31, 2024 goodwill balance for the Europe segment in the table above includes the reclassification of the former Wellness & Healthcare segment.

At March 31, 2025, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB and Fertin Pharma A/S, as well as acquisitions in Indonesia, the Philippines, Egypt, Greece, Mexico, and Serbia.

Other Intangible Assets

Details of other intangible assets were as follows:

		March 31, 2025			December 31, 2024
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,563		$4,563	$4,446		$4,446
Amortizable intangible assets:
Trademarks	15 years	2,217	$891	1,326	2,134	$850	1,284
Reacquired commercialization rights for IQOS in the U.S.	4 years	2,777	509	2,268	2,777	370	2,407
Developed technology, including patents	7 years	334	131	203	320	121	199
Customer relationships and other	10 years	3,801	816	2,985	3,712	721	2,991
Total other intangible assets		$13,692	$2,347	$11,345	$13,389	$2,062	$11,327

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with the preliminary purchase price allocation of PMI's acquisition in Egypt in the second quarter of 2024 (see Note 2. Acquisitions and Divestitures for further details). The increase since December 31, 2024, was mainly due to currency movements of $117 million.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The increase in the gross carrying amount of amortizable intangible assets from December 31, 2024, was primarily due to currency movements of $186 million.

The change in the accumulated amortization from December 31, 2024, was mainly due to the 2025 amortization of $246 million, combined with currency movements of $39 million. The amortization of intangibles for the three months ended March 31, 2025 was recorded in cost of sales ($5 million) and in marketing, administration and research costs ($241 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be approximately $994 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This amount includes amortization of IQOS commercialization rights in the U.S. (see Note 2. Acquisitions and Divestitures).

Note 6. Financial Instruments:

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

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At March 31, 2025	At December 31, 2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$24,025	$25,149
Interest rate contracts	5,950	3,000
Commodity contracts	10	9
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	18,698	15,942
Total	$48,683	$44,100

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	March 31, 2025	December 31, 2024	Balance Sheet Classification	March 31, 2025	December 31, 2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$413	$772	Other accrued liabilities	$58	$7
	Other assets	161	299	Other liabilities	247	60
Interest rate contracts	Other current assets	—	—	Other accrued liabilities	54	50
	Other assets	52	4	Other liabilities	—	3
Commodity contracts	Other current assets	1	—	Other accrued liabilities	1	—
	Other assets	—	—	Other liabilities	—	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	228	331	Other accrued liabilities	91	69
	Other assets	—	12	Other liabilities	107	58
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$855	$1,418		$558	$247
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(452)	(218)		(452)	(218)
Cash collateral received/pledged		(288)	(863)		(92)	(18)
Net amount		$115	$337		$14	$11

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at March 31, 2025 and December 31, 2024.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2025 and 2024, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2025	2024		2025	2024	2025	2024
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(146)	$166	Net revenues	$52	$29
			Cost of sales	—	—
			Marketing, administration and research costs	(41)	24
			Interest expense, net	—	(3)
Interest rate contracts	(1)	54	Interest expense, net	14	12
Commodity contracts	1	(3)	Cost of sales	(2)	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$47	$(11)
Net investment hedges (b):
Foreign exchange contracts	(437)	453	Interest expense, net (c)			70	72
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			93	44
			Marketing, administration and research costs (d)			(242)	512
Total	$(583)	$670		$23	$62	$(32)	$617
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
(Unaudited)

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2025, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of March 31, 2025 was $4,436 million, of which $349 million was recorded in current portion of long-term debt and $4,087 million was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $(16) million as of March 31, 2025.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2025 and 2024, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was nil and $5 million, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2025	2024
Gain/(loss) as of January 1,	$467	$241
Derivative (gains)/losses transferred to earnings	(21)	(46)
Change in fair value	(122)	178
Gain/(loss) as of March 31,	$324	$373

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
At March 31, 2025, PMI expects $134 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

Certain PMI investments, which are comprised primarily of U.S. dollar denominated bonds in Argentina, have been classified within Level 1 and had a fair value of $193 million at March 31, 2025. For the three months ended March 31, 2025, the gross unrealized pre-tax gains (losses) on these investments were immaterial.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2025	2024
Net earnings attributable to PMI	$2,690	$2,148
Less distributed and undistributed earnings attributable to share-based payment awards (1)	8	6
Net earnings for basic and diluted EPS	$2,682	$2,142
Weighted-average shares for basic EPS	1,556	1,553
Plus contingently issuable performance stock units (PSUs) (1)	1	2
Weighted-average shares for diluted EPS	1,557	1,555
(1) Including rounding adjustment

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2025 and 2024 computations, there were no antidilutive stock awards.

Note 8. Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. PMI's segments are organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible tobacco and smoke-free categories sold in the region. As discussed in Note 1. Background and Basis of Presentation, in January 2025, PMI updated its segment reporting by including the former Wellness & Healthcare segment results in the Europe segment. The four geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”); and Americas Region.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s Chief Executive Officer, who is the chief operating decision maker ("CODM") evaluates geographical segment performance based on the regional operating income, which includes results from all product categories sold in each region. The CODM reviews short-term and long-term trends, forecasts, and budget-to-actual variances to assess geographical segment performance and to allocate resources. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management. Information about total assets by segment is not disclosed because such information is not reported to or used by PMI’s CODM. Segment goodwill and other intangible assets, net, are disclosed in Note 5. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2024.

PMI disaggregates its net revenues from contracts with customers by product category for each of PMI's geographical segments. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Three Months Ended March 31, 2025
Net revenues	$3,560	$2,743	$1,731	$1,267	$9,301
Less:
Cost of sales	982	1,200	488	370	3,040
Marketing, administration and research costs	1,141	623	330	623	2,717
Operating income	$1,437	$920	$913	$274	$3,544
For the Three Months Ended March 31, 2024
Net revenues	$3,455	$2,658	$1,684	$996	$8,793
Less:
Cost of sales	1,027	1,237	577	354	3,195
Marketing, administration and research costs	1,017	649	344	543	2,553
Operating income	$1,411	$772	$763	$99	$3,045

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2025	2024
Net revenues:
Combustible tobacco:
Europe	$1,907	$1,931
SSEA, CIS & MEA	2,413	2,346
EA, AU & PMI GTR	603	597
Americas	484	534
Total Combustible tobacco	5,406	5,407
Smoke-free:
Europe	1,653	1,524
of which, Wellness & Healthcare	51	90
SSEA, CIS & MEA	330	312
EA, AU & PMI GTR	1,128	1,087
Americas	783	462
Total Smoke-free	3,895	3,386

Total PMI net revenues	$9,301	$8,793
Note: Sum of product categories or Regions might not foot to total PMI due to rounding.

Items affecting the comparability of results from operations were as follows:
•Restructuring charges - See Note 16. Restructuring Activities for a breakdown of these costs by segment for the three months ended March 31, 2024.
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

Net revenues related to smoke-free, excluding wellness and healthcare, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of PMI's products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories. Net revenues related to wellness and healthcare refer to the operating revenues generated from the sale of product, primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2025	2024
Depreciation and amortization expense:
Europe	$124	$146
SSEA, CIS & MEA	68	76
EA, AU & PMI GTR	51	47
Americas	237	98
Total depreciation and amortization expense	$480	$367

(in millions)	For the Three Months Ended March 31,
	2025	2024
Capital expenditures:
Europe	$229	$280
SSEA, CIS & MEA	64	90
EA, AU & PMI GTR	6	6
Americas	105	41
Total capital expenditures	$404	$417

Note 9. Contingencies:
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
Damages claimed in some of the tobacco-related litigation are significant and, in the case of the "Health Care Cost Recovery Litigation" described below, could range into the billions of U.S. dollars. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. While, as discussed below, we have to date been largely successful in defending tobacco-related litigation, litigation is subject to uncertainty. Additionally, as reported further below, beginning in March 2024, litigation related to oral nicotine products was filed against us and our subsidiaries before certain courts in the United States.
We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, except as stated otherwise in this Note 9. Contingencies, it is reasonably possible that an unfavorable outcome in a case may occur. Legal defense costs are expensed as incurred.
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
After assessing the information available to it, except as stated otherwise in this Note 9. Contingencies, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending combustible tobacco product-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending combustible tobacco product-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.
Approval of CCAA Plan and Stay of Combustible Tobacco Product-Related Cases Pending in Canada
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp. ("JTIM"), and Imperial Tobacco Canada Limited ("ITL"), sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorizes RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019.

As part of the CCAA proceedings, there is currently a comprehensive stay up to and including the Effective Date (defined below) of all combustible tobacco product-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada.” Ernst & Young Inc. has been appointed as monitor of RBH in the CCAA proceedings.

While RBH believes that the findings of liability and damages in both Létourneau and the Blais cases were incorrect, the CCAA proceedings provided a forum for RBH to seek resolution through a plan of arrangement or compromise of all combustible tobacco product-related litigation pending in Canada. On October 17, 2024, the court-appointed mediator and monitor in the CCAA proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation against RBH, its affiliates, and its affiliates’ indemnitees. The court-appointed mediator and monitors also filed substantially similar proposed plans for ITL and JTIM. The issue of allocation of the CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM ("Allocation Issue") was unresolved in the Proposed Plan.

On January 15, 2025, RBH’s court-appointed mediator and monitor filed a motion seeking an order by the CCAA court approving and sanctioning the Proposed Plan and authorizing and directing the monitor, among others, to take all steps and actions necessary and appropriate to implement the Proposed Plan (“Sanction Motion” and the requested order, the “Proposed Sanction Order”).

On January 24, 2025, RBH filed an objection to the Sanction Motion (“RBH Objection”). The RBH Objection argued that the Proposed Plan could not be approved because it failed to resolve the Allocation Issue. The RBH Objection also stated that, without an appropriate, fair and reasonable resolution of the Allocation Issue, RBH could not consent to implementation of the Proposed Plan. To address the Allocation Issue, the RBH Objection sought to amend the Proposed Sanction Order to include provisions (the “Proposed Allocation Provisions”) requiring that ITL and JTIM make payments to RBH from their retained working capital and net income after taxes over a period of years. ITL, JTIM, and certain claimant groups opposed the Proposed Allocation Provisions set forth in the RBH Objection.

Following a judicial hearing on the Sanction Motion, RBH, JTIM and ITL reached a consensual resolution of all outstanding objections to the Proposed Plan filed by RBH, JTIM and ITL, including the RBH Objection, that resulted in amendments to the Proposed Plan that, among other things, would permit RBH to retain CAD 750 million (approximately $544 million) in accumulated cash.

On March 6, 2025, the CCAA court issued a decision approving the Proposed Plan as amended (the "Plan").

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the resolution contemplated by the Plan, as approved by the CCAA Court, RBH, JTIM, and ITL will pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.6 billion). This amount will be funded by an upfront payment equal to the companies’ cash and cash equivalents on hand plus court deposits, less the CAD 750 million that RBH will be permitted to retain, as well as annual payments based on a percentage of the companies’ aggregate net income after taxes (excluding that generated by alternative products such as heat-not-burn, nicotine pouches, and e-vapor) until the global settlement amount is paid in full. Annual contributions start at 85% of net after-tax income ("NATI"), with a five-percentage point reduction in NATI every five years until reaching 70%. Annual contributions are contingent on positive NATI of RBH. Such payment obligations concern only RBH and not PMI. RBH and its affiliates, including PMI and its indemnitees, will obtain a release of claims relating to the manufacture, marketing, sale, or use of or exposure to, RBH’s combustible and traditional smokeless tobacco products based on conduct prior to the effective date of the Plan; related litigation will also be dismissed—including those actions described in the section below entitled “Stayed Litigation – Canada.” Alternative product businesses (including heat-not-burn, e-vapor, and nicotine pouches) will be transferred to an RBH affiliate or otherwise maintained separately from RBH's combustible business. The Plan also contains a number of operating covenants that would govern RBH’s business going forward until the settlement amount has been paid.

Implementation of the Plan is subject to certain conditions precedent, including execution and delivery of definitive documentation, such as execution of contractual releases. Subject to satisfaction of the conditions precedent, it is expected that the Plan will be implemented and become effective sometime in 2025 ("Effective Date").

For additional information concerning the fair value of PMI’s continuing investment in RBH and the impairment charge recorded in the Company’s consolidated statement of earnings for the year ended December 31, 2024, as a recognized subsequent event, see Note 13. Related Parties – Equity Investments and Other.

Stayed Litigation — Canada
Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Blais Class Action"). The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.2 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.2 billion) including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $65,000) in punitive damages, allocating CAD 30,000 (approximately $22,000) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $164 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $549 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $9.8 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
approximately CAD 1.1 billion (approximately $797 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

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

Combustible tobacco products litigation

Since 1995, more than 600 combustible tobacco product-related cases, including smoking and health, label-related, health care cost recovery, and public civil actions, have been filed by governmental entities or individual plaintiffs, or on behalf of a class or purported class of individual plaintiffs against a PMI entity. All resolved cases have been terminated in our favor and only a small number of cases remain pending. The pending cases include nine proposed class actions, seventeen health care cost recovery cases, one public civil action, and individual cases. The amounts at issue in the pending individual cases would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position. Of the pending combustible tobacco product-related cases, four were initially decided in favor of plaintiffs and remain on appeal, or are subject to an appeal. These four cases include the Blais Class Action and the Létourneau Class Action, described above under the caption "Smoking and Health Litigation — Canada," and two individual cases where final resolution in the amount of the verdict would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

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
As of March 31, 2025, there were nine cases brought on behalf of classes of individual plaintiffs pending against us, our subsidiaries or indemnitees, compared with nine such cases on March 31, 2024, and such cases are described above under the caption “Smoking and Health Litigation — Canada.”

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
As of March 31, 2025, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), compared with 17 such cases on March 31, 2024.

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
In the second health care cost recovery case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases for the past 20 years, payment of anticipated costs of treating alleged smoking-related diseases for the next 20 years, various forms of injunctive relief, plus punitive damages. We are in the process of challenging service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections.
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

As of March 31, 2025, there was one public civil action pending against our subsidiary in Venezuela (1), compared with one such case on March 31, 2024.

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

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed on March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiffs’ fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The case will now move to the discovery phase.

In the second case, a putative class action, Bates-Ferreira v. Philip Morris International Inc., et al., filed March 29, 2024, before United States District Court for the Eastern District of California, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of California who used ZYN products, and (iv) all residents of California who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts fraud, unjust enrichment, breach of implied warranty, and breach of consumer protection, unfair competition and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On June 7, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and Swedish Match North America LLC also filed a motion to stay the proceedings pending resolution of the Kelly class action. On August 5, 2024, plaintiff voluntarily dismissed his claim against PMI without prejudice. On March 28, 2025, the Court granted Swedish Match North America LLC’s motion to stay the case, ordering that the case be stayed until the court in the Kelly case, described above, issues a ruling on any motion that the plaintiffs in that case might make to certify a class. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the third case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On June 3, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The case will now move to the discovery phase.

In the fourth case, an individual complaint, Lendinara v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On September 19, 2024, the court granted the parties’ joint motion to apply its decisions on the motions to dismiss in Palmer to the Lendinara matter, including granting plaintiff’s request to conduct jurisdictional discovery and setting the same timeline for plaintiff to amend his complaint. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiffs’ fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The case will now move to the discovery phase.

In the fifth case, a putative class action, Norris v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of Florida who used ZYN products, and (iv) all residents of Florida who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts unjust enrichment, and breach of consumer protection, unfair trade and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On September 24, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and a motion to stay discovery. On October 2, 2024, Plaintiff filed a notice of voluntary dismissal without prejudice as to Swedish Match North America LLC, which the Court ordered on October 3, 2024. On April 11, 2025, PMI filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on any motion for class certification that the plaintiff in that case might bring. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the sixth case, an individual complaint, Friedman v. Philip Morris International Inc., et al., filed April 2, 2025, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as a negligence claim, and is seeking compensatory and punitive damages, attorney’s fees and costs, and interest. Defendants have not yet answered or otherwise responded to the complaint.

Other Litigation

On November 18, 2024, a putative class action, Neumark v. Swedish Match North America LLC, was filed before United States District Court for the Eastern District of Virginia. The complaint named Swedish Match North America LLC as the defendant. Plaintiff alleged that Swedish Match North America LLC violated federal and state antitrust laws by, among other things, driving a competitor from the market through purportedly baseless litigation and entering into an allegedly anticompetitive agreement with PMI whereby PMI, through an indirect subsidiary, acquired Swedish Match North America LLC and eliminated itself as a competitor in the U.S. nicotine pouch market. Plaintiff asserts claims under the Sherman Antitrust Act, the Clayton Antitrust Act, state antitrust law, and for unjust enrichment. Plaintiff seeks to represent (i) all natural persons, businesses, entities, and corporations in the United States who purchased ZYN at retail during the class period; and (ii) all natural persons, businesses, entities, and corporations in the United States who live in states that have certain antitrust statutes who purchase ZYN at retail during the class period. Plaintiff is seeking damages (including treble damages as available under antitrust laws), costs, attorneys’ fees, disgorgement of profit, pre- and post-judgment interest, and declaratory and injunctive relief (including a declaration that the acquisition of Swedish Match North America LLC by PMI is unlawful and must result in divestiture or be enjoined). On January 15, 2025, Swedish Match North America LLC filed a motion to dismiss the complaint with prejudice. Rather than respond to the motion, Plaintiff filed an amended complaint ("Amended Complaint") on February 10, 2025. The Amended Complaint dropped Plaintiff's baseless litigation theory and named PMI as a defendant in its merger challenge claim. Swedish Match North America and PMI filed a motion to dismiss on March 3, 2025. Briefing is completed

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and we are awaiting a decision from the court. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by Philip Morris (Thailand) Limited ("PM Thailand") of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government sought a fine of approximately THB 19.8 billion (approximately $600 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $3.9 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. On September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. British American Tobacco Italia S.p.a. has filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $57 million) in damages. After various postponements, the trial started on September 25, 2023, and is expected to continue in 2025 through a series of evidentiary hearings. PM Italia believes it has strong defenses to the charges against it and will defend them vigorously.

Following an October 2020 final decision by the highest court in Brazil in tax litigation pertaining to overpayments of certain indirect taxes, our affiliate modified the methodology for calculation of the deduction applicable to the indirect taxes at issue. The Brazilian Tax Authority objected to such methodology and, on December 3, 2024, served our affiliate with notice of an assessment alleging underpayments of these indirect taxes during the 2020 fiscal year, for approximately BRL 137 million ($24 million). On March 31, 2025, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2021 fiscal year, for approximately BRL 211 million ($38 million). Our affiliate believes it is probable that the Brazilian Tax Authority will issue assessments alleging underpayment of indirect taxes for subsequent fiscal years. We disagree with the position of the Brazilian Tax Authority, and will defend vigorously.

On December 21, 2023, we were informed that Future Technology K.K. (“FTKK”) filed an application with Tokyo Customs against Sojitz Corporation (“Sojitz”), Philip Morris Japan Limited’s (“PMJL”) importer and distributor, due to alleged patent infringement of JP7299432. FTKK sought an order to stop the importation of TEREA consumables. FTKK did not seek in its application any monetary damages or costs. PMJL entered an appearance in the proceeding as an interested party and filed its response to FTKK's application on January 31, 2024. The Customs hearing was held on May 28, 2024. On June 27, 2024 expert

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
advisors to Customs provided their opinion that the patent at issue was not infringed. On June 28, 2024, FTKK withdrew its Customs application. The proceeding is now concluded. On January 26, 2024, PMJL filed a declaratory judgment action in Tokyo District Court seeking a declaration that JP7299432 is invalid and/or not infringed. The declaratory judgment action has now concluded following FTKK's waiver of its right to seek relief from PMJL for infringement of JP7299432, which effectively resolved PMJL's request for a declaration of no liability for infringement of that patent.

In July and August 2024, respectively, FTKK filed two patent infringement actions against Sojitz, PMJL’s importer and distributor, for alleged infringement of two patents by TEREA consumables. FTKK asserts a claim for damages. PMJL is obligated to indemnify Sojitz for damages and intervened in the matters. Merits briefing in the matters commenced in December 2024. Between November 2024 and March 2025, FTKK filed nine additional patent infringement actions against Sojitz for alleged infringement of nine new FTKK patents by TEREA and SENTIA consumables. FTKK asserts a claim for damages in these actions. Between February 2025 and March 2025, FTKK filed four patent infringement actions against Sojitz seeking a preliminary injunction. The patents FTKK has asserted in each of these actions were previously asserted by FTKK in earlier filed (and still pending) actions seeking monetary damages. PMJL is obligated to indemnify Sojitz for damages and has intervened, or will intervene, in all of these matters. Merits briefing in these matters either has commenced or is expected to commence in the first half of 2025. On November 27, 2024, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, PMJL’s importer and distributor, on the basis of alleged infringement of another FTKK patent. FTKK is seeking an order to stop the importation of TEREA and SENTIA consumables. At this time, FTKK is not seeking any monetary damages or costs. PMJL has entered an appearance in the proceeding as an interested party and filed its opposition to FTKK’s application on January 9, 2025. A hearing before Customs officials was held on March 31, 2025. On January 9, 2025, PMJL and Sojitz filed a declaratory judgment action against FTKK in Tokyo District Court with respect to the patent at issue in the pending Tokyo Customs matter seeking a declaration that FTKK is not entitled to damages on the basis that the relevant patent is not infringed or is invalid. On April 16, 2025, expert advisors to Tokyo Customs provided their opinion that the patent at issue in the Customs matter is not infringed. Tokyo Customs is expected to issue a formal ruling on the matter in late April or May 2025. PMJL intends to vigorously defend the matters commenced by FTKK and take steps to mitigate disruption, if any, that could result from FTKK’s claims.

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

PMI’s effective tax rates for the three months ended March 31, 2025 and 2024 were 20.0% and 24.8%, respectively.

The effective tax rate for the three months ended March 31, 2025 was favorably impacted by a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($93 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity; partially offset by an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($40 million).

The effective tax rate for the three months ended March 31, 2024 was unfavorably impacted by: (i) a deferred tax charge for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($111 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity; and (ii) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($43 million); partially offset by a U.S. tax benefit for a worthless stock

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
deduction under section 165(g) of the Internal Revenue Code related to PMI's investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela ($47 million). For further details on PMI's ceased operations in Venezuela, see Note 16. Restructuring Activities.

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

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 3.8 trillion Indonesian rupiah (approximately $231 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2015 to 2022. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at March 31, 2025 and December 31, 2024.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 11. Indebtedness:
Short-term Borrowings:

At March 31, 2025 and December 31, 2024, PMI’s short-term borrowings and related average interest rates consisted of the following:

	March 31, 2025		December 31, 2024
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$4,169	4.4%	$—	—%
Bank loans	269	10.0	137	8.6
	$4,438		$137

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Long-term Debt:

At March 31, 2025 and December 31, 2024, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2025	December 31, 2024
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.592%), due through 2044	$35,368	$35,297
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 1.977%), due through 2039	6,503	7,082
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 3.023%), due 2027	2,692	2,610
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	240	218
Other (average interest rate 5.348%), due through 2032 (a)	338	351
Carrying value of long-term debt	45,141	45,558
Less current portion of long-term debt	6,360	3,392
	$38,781	$42,166
(a) Includes long-term bank loans at subsidiaries, as well as $64 million and $67 million in finance leases at March 31, 2025 and December 31, 2024, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At March 31, 2025, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	March 31, 2025
Level 1	$41,294
Level 2	3,094

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2024.

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

On November 21, 2024, PMI prepaid approximately €3 billion (approximately $3.2 billion), including outstanding principal and accrued interest, representing all borrowings outstanding under the 3-year tranche of the senior unsecured term loan facility. As of March 31, 2025, borrowings in the amount of €2.5 billion (approximately $2.7 billion) under the 5-year tranche of the term loan facility remained outstanding.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revolving Credit Facilities:
At March 31, 2025, PMI's total committed revolving credit facilities were as follows:

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

At March 31, 2025, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.4 billion at March 31, 2025, and approximately $2.1 billion at December 31, 2024. Borrowings under these arrangements and other bank loans amounted to $269 million at March 31, 2025, and $137 million at December 31, 2024.

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Currency translation adjustments	$(9,026)	$(9,320)	$(8,883)
Pension and other benefits	(2,415)	(2,461)	(2,555)
Derivatives accounted for as hedges	324	467	373
Total accumulated other comprehensive losses	$(11,117)	$(11,314)	$(11,065)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2025 and 2024. For additional information, see Note 2. Acquisitions and Divestitures and Note 16. Restructuring Activities for disclosures related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses, Note 4. Benefit Plans for disclosures related

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to PMI's pension and other benefits and Note 6. Financial Instruments for disclosures related to derivative financial instruments.

Note 13. Related Parties - Equity Investments and Other:

Equity Method Investments:

At March 31, 2025 and December 31, 2024, PMI had total equity method investments of $1,117 million and $1,005 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2025 and December 31, 2024, exceeded our share of the investees' book value by $1,149 million and $1,060 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at March 31, 2025 and December 31, 2024 of $151 million and $152 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At March 31, 2025 and December 31, 2024, PMI received year-to-date dividends from equity method investees of $15 million and $151 million, respectively.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of March 31, 2025 had a carrying value of $353 million. Additionally, there was approximately $543 million of cumulative foreign currency translation losses associated with TKM reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of March 31, 2025. Previously TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), Dutch holding company in which PMI holds 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. As a result of the transfer of shares, PMI recorded a tax charge of $77 million in the fourth quarter of 2024, primarily reflecting additional deferred withholding taxes related to the TKM pre-localization earnings and other adjustments of accumulated earnings of the Russian subsidiary. As of March 31, 2025, there are risks related to this investment as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

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

In April 2023, PMI acquired an approximate economic interest of 25% in United Tobacco Company ("UTC"). UTC is an entity incorporated in Egypt which manufactures products under license for PMI’s Egyptian subsidiary. On May 16, 2024, PMI acquired a controlling interest in UTC. For further details, see Note 2. Acquisitions and Divestitures.

In May 2024, PMI acquired an indirect economic interest of 14.7% in Eastern Company (“Eastern"), Egypt’s largest cigarette manufacturer which also includes cigars and pipe tobacco, among others, in its portfolio. PMI accounted for its investment in Eastern under the equity method of accounting as it has the indirect ability to participate in Eastern's policy making processes. In relation to the acquisition, PMI subsequently entered into an agreement in August 2024 to guarantee certain credit facilities and repayment of certain bank loan liabilities. The maximum amount of these guarantee obligations is $385 million and they will be in effect until 2034. As of March 31, 2025, PMI has not finalized the basis difference allocation resulting from the investment.

The initial investments in Megapolis Distribution BV, EITA, Eastern and UTC (up to the acquisition of controlling interest in UTC on May 16, 2024) have been recorded at cost and are included in equity investments on the condensed consolidated

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
balance sheets. Transactions between these equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

Equity securities:

On March 22, 2019, PMI’s wholly owned subsidiary in Canada, Rothmans, Benson & Hedges Inc. (“RBH”) obtained an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act ("CCAA"), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees. The administration of the CCAA process, principally relating to the powers provided to the court under the CCAA and the oversight provided by the court appointed monitor, removed certain elements of control of the business from both PMI and RBH. As a result, PMI determined that it no longer had a controlling financial interest over RBH as defined in ASC 810 (Consolidation), and deconsolidated RBH as of the date of the CCAA filing.

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

On October 17, 2024, the court-appointed mediator and monitor in the CCAA proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation. Under the resolution contemplated by the Proposed Plan, RBH, Imperial Tobacco Canada Limited ("ITL") and JTI Macdonald Corp ("JTIM") would pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.6 billion). A significant determinative factor in the analysis of impairment indicators was the issue of allocation of CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM which remained unresolved at the time of filing.

On January 24, 2025, RBH filed an objection to approval of the Proposed Plan with the CCAA court (for further details, see Note 9. Contingencies). Developments, including the positions taken by RBH in this objection and the positions taken by other parties in related filings narrowed the range of possible outcomes with respect to the allocation of the aggregate settlement amount of CAD 32.5 billion among RBH, ITL, and JTIM, which was determined to be an indicator that PMI’s investment in RBH may be impaired. Although there remained some uncertainty as to the final terms of the Proposed plan, PMI evaluated its investment in RBH for potential impairment and concluded that the estimated fair value of its investment in RBH was lower than its carrying value. As a result, PMI performed a quantitative valuation of its investment in RBH as of December 31, 2024, and recorded a non-cash impairment charge of $2,316 million in the consolidated statement of earnings in the fourth quarter and for the year ended December 31, 2024, as a recognized subsequent event. The fair value of PMI’s continuing investment in RBH of $714 million represented the estimated fair value of the underlying business, net of PMI’s best estimate of the share of the aggregate global settlement amount that could be allocated to RBH, and was determined based on an income approach using a discounted cash flow analysis.

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

On March 6, 2025, the CCAA court issued a decision approving the Proposed Plan as amended (the "Plan"), for further details, see Note 9. Contingencies. PMI evaluated the terms of the Plan, and no indicators of further impairment were identified as a result of this evaluation. PMI records its continuing investment in RBH at its fair value determined as of December 31, 2024, adjusted for currency translation adjustments.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $1,104 million at March 31, 2025. Unrealized pre-tax gain (loss) of $183 million ($143 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the three months ended

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2025.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2025	2024

Net revenues:
Megapolis Group	$549	$520
Other	388	340
Net revenues (a)	$937	$860

Expenses:
Other	$37	$40
Expenses	$37	$40
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At March 31, 2025	At December 31, 2024

Receivables:
Megapolis Group	$562	$405
Other	329	286
Receivables	$891	$691

Payables:
Other	$83	$60
Payables	$83	$60
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 14. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2025 and March 31, 2024. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2025 and 2024, were $2.4 billion and $2.7 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2025 and March 31, 2024, were $0.6 billion and $0.7 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2025 and 2024, the loss on sale of trade receivables was $8 million and $12 million, respectively.

Note 15. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At March 31, 2025 and December 31, 2024, these amounts were as follows:

(in millions)	As of and For the Three Months Ended March 31, 2025	As of and For the Year Ended December 31, 2024
Balance at beginning of period	$76	$80
Changes due to:
Warranties issued	20	76
Settlements	(21)	(77)
Currency/Other	4	(3)
Balance at end of period	$79	$76

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 16. Restructuring Activities:
For the three months ended March 31, 2025, PMI did not record any charges for restructuring activities. For the three months ended March 31, 2024, PMI recorded total pre-tax restructuring charges of $168 million. The 2024 pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings.

Manufacturing Footprint Optimization - Germany

As a result of declining demand for cigarettes and other combustible tobacco products in Europe, two of PMI’s German subsidiaries, Philip Morris Manufacturing GmbH and F6 Cigarettenfabrik GmbH & Co. KG, initiated consultations with employee representatives on October 29, 2024, on a proposal to end production in the factories located in Berlin and in Dresden by the end of the second quarter of 2025, and to seek to agree on fair solutions for any impacted employees.

The consultation processes for both of these factories were concluded in April 2025, and PMI estimated that it will incur future pre-tax charges of at least approximately EUR 200 million (approximately $230 million) (primarily in the second quarter of 2025) as a result of the closure, including employee severance, contract termination and asset impairment costs. The final amount of the charges, as well as the timing of payments, will depend on the separation options selected by impacted employees under the agreement and the evaluation of the potential future use of assets.

IQOS products sourcing for the U.S. market

On February 1, 2024, a subsidiary of PMI entered into a settlement agreement (the “Settlement Agreement”) with Nicoventures Trading Limited (“NTV”), an affiliate of British American Tobacco p.l.c. (“BAT”). In accordance with its terms, the parties to the Settlement Agreement filed a joint motion to rescind the limited exclusion order and the cease-and-desist order issued by the International Trade Commission (“ITC”) on September 29, 2021, which was granted on March 11, 2024. Prior to their rescission, the orders prohibited the importation and sales of imported IQOS products to the United States of America (for further details of the Settlement Agreement, ITC order and its rescission, see Note 9. Contingencies). As a result, PMI has initiated a project in the first quarter of 2024 to restructure the sourcing of IQOS products to commercialize them in the United States. For further details on IQOS commercialization in the U.S. and the related agreement with Altria Group, Inc (“Altria”), see Note 2. Acquisitions and Divestitures.

In the first quarter of 2024, PMI recorded pre-tax restructuring charges of $121 million related to this restructuring activity. This amount included contract termination costs with suppliers of $61 million, including prepaid commitments of $20 million. The amount also included asset impairment costs of $60 million, primarily related to machinery and equipment and other assets, which were non-cash charges.

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

For details on the income tax impact of the transaction, see Note 10. Income Taxes.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restructuring Charges by Segment

PMI recorded the following pre-tax restructuring charges by segment:

(in millions)	For the Three Months Ended March 31,
2024
Reclassification of accumulated foreign currency translation losses from other comprehensive losses:
Americas	$38
Total reclassification of accumulated foreign currency translation losses from other comprehensive losses	38
Contract termination charges:
Americas	65
Total contract termination charges	65
Asset impairment charges:
Americas	65
Total asset impairment charges	65
Restructuring charges	$168

Movement in Restructuring Related Liabilities

The movement in restructuring related liabilities for the three months ended March 31, 2025 was as follows:

(in millions)
Liability balance, January 1, 2025	$28
Charges, net	—
Cash spent	(1)
Prepaid commitments	—
Currency/other	(1)
Liability balance, March 31, 2025	$26

Future cash payments for restructuring activities incurred to date are anticipated to be substantially paid by the end of 2025.

Note 17. Leases:

The components of PMI’s lease cost were as follows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Operating lease cost	$72	$66
Finance lease cost:
Amortization of right-of-use assets	15	25
Short-term lease cost	14	16
Variable lease cost	7	7
Total lease cost	$108	$114

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of March 31, 2025 and December 31, 2024, the total amount due to suppliers participating in the SCF program was $0.9 billion and $1.0 billion, respectively.

Note 19. New Accounting Standards:

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international consumer goods company, actively delivering a smoke-free future. We are evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, including heat-not-burn, nicotine pouch and e-vapor products. Since 2008, we have invested over $14 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. Following a robust science-based review, the U.S. Food and Drug Administration (the "FDA") has authorized the marketing of Swedish Match’s General snus and ZYN nicotine pouches and versions of PMI’s IQOS devices and consumables - the first-ever such authorizations in their respective categories. Versions of IQOS devices and consumables and General snus also obtained the first-ever Modified Risk Tobacco Product ("MRTP") authorizations from the FDA. We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

Following the sale of Vectura Group Ltd. on December 31, 2024, we updated our segment reporting in January 2025 by including the ongoing Wellness & Healthcare results in the Europe segment. In addition, we renamed our “PMI Duty Free” business to “PMI Global Travel Retail” effective in the first quarter of 2025. As a result of this change, our segment that includes our duty free business was renamed East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”).

Our four geographical segments are as follows:
•Europe Region;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA");
•East Asia, Australia, and PMI Global Travel Retail (“EA, AU & PMI GTR”); and
•Americas Region.

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

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of December 31, 2024, our smoke-free products were available for sale in 95 markets.

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

Consolidated Operating Results for the Three Months Ended March 31, 2025

•Net Revenues - Net revenues of $9.3 billion for the three months ended March 31, 2025, increased by $0.5 billion, or 5.8%, from the comparable 2024 amount. The change in our net revenues from the comparable 2024 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 5.8%. Net revenues, excluding currency and acquisitions/divestitures, increased by 10.2%, mainly reflecting: a favorable pricing variance, primarily due to higher combustible tobacco pricing;

and favorable volume/mix, mainly driven by higher smoke-free products volume, notwithstanding unfavorable cigarette mix.

Net revenues by product category for the three months ended March 31, 2025 and 2024, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the three months ended March 31, 2025, from the comparable 2024 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended March 31, 2024	$1.38
2024 Restructuring charges	0.09
2024 Amortization of intangibles	0.06
2024 Impairment of other intangibles	0.01
2024 Fair value adjustment for equity security investments	(0.08)
2024 Income tax impact associated with Swedish Match AB financing	0.07
2024 Tax items	(0.03)
Subtotal of 2024 items	0.12
2025 Amortization of intangibles	(0.12)
2025 Fair value adjustment for equity security investments	0.09
2025 Income tax impact associated with Swedish Match AB financing	0.06
Subtotal of 2025 items	0.03
Currency	(0.07)
Interest	0.03
Change in tax rate	(0.03)
Operations	0.26
For the three months ended March 31, 2025	$1.72	24.6%

Restructuring charges – During the first quarter of 2024, we recorded pre-tax restructuring charges of $168 million (representing $141 million net of income tax and a diluted EPS charge of $0.09 per share), related to the restructuring of the sourcing of IQOS products to be commercialized in the U.S., and the cessation of our operations in Venezuela. For further details, see Note 16. Restructuring Activities.

Amortization of intangibles – During the first quarter of 2024 and 2025, we recorded amortization of intangible expense of $120 million (representing $95 million net of income tax or $0.06 per share decrease in diluted EPS) and $246 million (representing $191 million net of income tax or $0.12 per share decrease in diluted EPS), respectively. The higher 2025 amount includes the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc., effective in May 2024. For further details, see Note 5. Goodwill and Other Intangible Assets, net.

Impairment of other intangibles – During the first quarter of 2024, we recorded an impairment charge of $27 million (representing $20 million net of income tax or $0.01 per share decrease in diluted EPS), primarily reflecting the impairment of non-amortizable intangible assets related to an in-process research and development project in our Wellness and Healthcare business.

Fair value adjustment for equity security investments – During the first quarter of 2024 and 2025, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $126 million after tax gain (or $0.08 per share increase in diluted EPS) and $143 million after tax gain (or $0.09 per share increase in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Income taxes – The Income tax impact associated with Swedish Match financing that decreased our 2024 diluted EPS by $0.07 per share and increased our 2025 diluted EPS by $0.06 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2024 tax items that increased our 2024 diluted EPS by $0.03 per share in the table above were due to a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI’s investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela.

The change in the tax rate that decreased our diluted EPS by $0.03 per share in the table above was primarily due to increases in foreign statutory tax rates and repatriation cost differences, partially offset by a decrease in U.S. state income tax expense.

Currency – The unfavorable impact of $0.07 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Egyptian pound, Japanese yen, Mexican peso and Russian ruble. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.03 per share from interest in the table above was primarily due to a favorable mark-to-market adjustment related to derivative financial instruments and a lower average debt level.

Operations – The increase in diluted EPS of $0.26 from our operations in the table above was due primarily to the following segments:

•Americas: Favorable volume/mix and a favorable pricing variance, partly offset by higher marketing, administration and research costs;
•EA, AU & PMI GTR: Favorable volume/mix;
•SSEA, CIS & MEA: Favorable pricing and higher cigarette volume and HTU volume, partly offset by higher manufacturing costs and higher marketing, administration and research costs; and
•Europe: Favorable pricing and favorable volume/mix, partly offset by higher marketing, administration and research costs.

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Consolidated Operating Results
See pages 79 - 91 for a discussion of our "Cautionary Factors That May Affect Future Results." Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Three Months Ended March 31, 2025
Net revenues	$3,560	$2,743	$1,731	$1,267	$9,301
Less:
Cost of sales	982	1,200	488	370	3,040
Marketing, administration and research costs	1,141	623	330	623	2,717
Operating income	$1,437	$920	$913	$274	$3,544
For the Three Months Ended March 31, 2024
Net revenues	$3,455	$2,658	$1,684	$996	$8,793
Less:
Cost of sales	1,027	1,237	577	354	3,195
Marketing, administration and research costs	1,017	649	344	543	2,553
Operating income	$1,411	$772	$763	$99	$3,045

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Three Months Ended March 31,
	2025	2024	Change
Combustible tobacco:
Europe	$1,907	$1,931	(1.3)%
SSEA, CIS & MEA	2,413	2,346	2.9%
EA, AU & PMI GTR	603	597	1.0%
Americas	484	534	(9.3)%
Total Combustible tobacco	5,406	5,407	—%
Smoke-free:
Europe	1,653	1,524	8.5%
of which, Wellness & Healthcare	51	90	(42.8)%
SSEA, CIS & MEA	330	312	5.8%
EA, AU & PMI GTR	1,128	1,087	3.8%
Americas	783	462	69.4%
Total Smoke-free	3,895	3,386	15.0%

Total PMI net revenues	$9,301	$8,793	5.8%
Note: Sum of product categories or Regions might not foot to total PMI due to rounding

Items affecting the comparability of results from operations were as follows:
•Restructuring charges - See Note 16. Restructuring Activities for a breakdown of these costs by segment for the three months ended March 31, 2024.
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

Net revenues related to smoke-free, excluding wellness and healthcare, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories. Net revenues related to wellness and healthcare refer to the operating revenues generated from the sale of products, primarily associated with inhaled therapeutics, and oral and intra-oral delivery systems.

PMI's heat-not-burn products include licensed KT&G heat-not-burn products.

References to "Cost/Other" in the Consolidated Financial Summary table of total PMI and the four segments throughout this "Discussion and Analysis" reflects the currency and acquisition/divestiture-neutral variances of: cost of sales (excluding the volume/mix cost component); marketing, administration and research costs (including restructuring charges); and amortization and impairment of intangibles. “Cost/Other” also includes the currency and acquisition/divestiture-neutral net revenue variance, unrelated to volume/mix and price components, attributable to: fees for certain distribution rights billed to customers in certain markets in the SSEA, CIS & MEA Region.

Our shipment volume for cigarettes, HTUs and Oral SFP is shown in the table below:

Shipment Volume
	For the Three Months Ended March 31,
Cigarettes and Heated Tobacco Units (million units)	2025	2024	Change
Cigarettes	144,753	143,191	1.1%
Heated Tobacco Units	37,089	33,134	11.9%
Total Cigarettes and Heated Tobacco Units	181,842	176,325	3.1%

Oral SFP Volume (million cans) (1)
Nicotine Pouches	223.4	145.7	53.3%
Snus	60.2	61.4	(2.0)%
Moist Snuff	33.6	34.4	(2.3)%
Other Oral SFP (2)	0.6	1.0	(41.1)%
Total Oral Products	317.9	242.6	31.0%
(1) Excluding snuff, snuff leaf and U.S. chewing tobacco
(2) Includes chew bags and tobacco bits
Note: Sum may not foot due to rounding

Following the deconsolidation of our Canadian subsidiary, we continue to report the volume and corresponding royalty revenues of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include Next, TEREA and VEEV. The volume and corresponding royalty revenues of these brands sold by RBH were not material to PMI for all periods presented.

Total shipment volume is defined as the combined total of cigarette, heated tobacco, oral smoke-free products (excluding snuff, snuff leaf and U.S. chew) and e-vapor shipment volume in equivalent units, unless otherwise stated.

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

Total industry volume, PMI in-market sales volume and PMI market share for the following geographies include the cigarillo category in Japan: the total international market, EA, AU & PMI GTR Region, and Japanese domestic market.

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

From time to time, PMI’s shipment volumes and IMS are subject to the impact of distributor inventory movements (or wholesaler inventory movements in certain markets where PMI does not sell to distributors), and estimated total industry/market volumes are subject to the impact of inventory movements in various trade channels that include estimated trade inventory movements of PMI’s competitors arising from market-specific factors that significantly distort reported volume disclosures. Such factors may include changes to the manufacturing supply chain, shipment methods, consumer demand, timing of excise tax increases or other influences that may affect the timing of sales to customers. In such instances, in addition to reviewing PMI shipment volumes, IMS, certain estimated total industry/market volumes and estimated market shares on a reported basis, management reviews these measures on an adjusted basis that excludes the impact of distributor and/or estimated trade inventory movements. Management also believes that disclosing PMI's shipment volumes, IMS, and estimated total industry/market volumes and estimated market shares in such circumstances on a basis that excludes the impact of distributor and/or estimated trade inventory movements improves the comparability of performance and trends for these measures over different reporting periods.

Key market data regarding total market size, our shipments and market share of cigarettes and heated tobacco units are shown in the table below:

	For the Three Months Ended March 31,
			PMI Shipments (billion units)						PMI Market Share (2), (%)
Market	Total Market (billion units)		Total		Cigarette		Heated Tobacco Unit		Total		Heated Tobacco Unit
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Total (1) (2)	615.2	618.8	181.8	176.3	144.8	143.2	37.1	33.1	28.6	27.9	5.7	5.1
Europe
France	5.5	6.3	2.4	2.6	2.4	2.5	—	—	40.0	40.2	0.6	0.6
Germany (3)	15.4	16.1	6.0	6.3	4.8	5.3	1.2	1.0	38.1	39.7	7.7	6.3
Italy (3)	17.1	17.5	8.6	8.0	5.9	5.7	2.7	2.2	53.0	52.5	18.4	17.7
Poland (3)	11.8	14.1	5.2	6.1	4.2	4.8	1.0	1.3	44.1	42.9	9.7	9.0
Spain	9.3	9.7	3.2	2.8	2.9	2.6	0.3	0.2	28.7	28.9	3.1	2.7
SSEA, CIS & MEA
Egypt	20.1	19.4	5.9	5.3	5.7	5.0	0.2	0.3	28.8	26.9	1.8	1.9
Indonesia (4)	75.9	73.9	20.4	20.2	20.1	20.0	0.3	0.2	26.8	27.4	0.4	0.3
Philippines	11.9	11.9	5.6	5.5	5.5	5.4	0.1	0.1	46.8	45.9	0.9	0.6
Russia	47.5	46.7	16.4	15.5	12.1	11.5	4.3	4.0	33.0	32.4	10.1	9.5
Turkey	33.9	31.2	17.1	16.0	17.1	16.0	—	—	50.3	51.3	—	—
EA, AU & PMI GTR
Australia	1.1	1.4	0.5	0.5	0.5	0.5	—	—	44.4	37.6	—	—
Japan (2)	35.4	35.7	18.9	17.9	4.0	4.3	14.9	13.6	43.4	41.0	32.4	29.4
South Korea	15.4	16.5	3.3	3.4	1.8	2.0	1.6	1.4	21.5	20.4	10.1	8.2
Americas
Argentina	7.1	7.1	4.5	4.4	4.5	4.4	—	—	63.1	61.6	—	—
Mexico	5.7	6.3	3.3	3.7	3.3	3.7	—	—	58.0	58.7	0.8	0.7

(1) Market share estimates are calculated using IMS data, unless otherwise stated. Depending on the market and distribution model, IMS may represent an estimate. Consequently, past reported periods may be updated to ensure comparability and to incorporate the most current information.
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS
(4) 2025 includes 1.9 billion units of cigarettes shipment volume under an arrangement where PMI acts as brand management and fulfillment services agent
Consolidated Operating Results for the Three Months Ended March 31, 2025
The following discussion compares our consolidated operating results for the three months ended March 31, 2025, with the three months ended March 31, 2024.

Total Market

During the quarter, estimated international industry volume (excluding China and the U.S.) for cigarettes and HTUs decreased by 0.6%.

For the full year 2025, we currently expect an estimated total international industry volume decline of around 1% for cigarettes and HTUs, excluding China and the U.S.

Total Shipment Volume

	Total PMI	SFP	HTU	Oral SFP	E-vapor	Cigarettes
Total Shipment Volume (equivalent units in billions)	187.8	43.0	37.1	5.3	0.6	144.8
vs. Q1 2024	3.9%	14.4%	11.9%	27.2%	+100%	1.1%
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
E-vapor products conversion: one milliliter of e-vapor liquid equivalent to 10 units.

Our total shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 3.9% with smoke-free volumes up by 14.4%, with all SFP categories growing strongly, and cigarette volumes up by 1.1% driven by SSEA, CIS & MEA region.

For the full year 2025, we currently expect total cigarette and smoke-free product shipment volume growth for PMI of up to 2% driven by smoke-free products volume growth of 12% to 14%.

For the full year 2025, we also expect nicotine pouch shipment volume in the U.S. of 800 to 840 million cans.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	First-Quarter
	2025	2024	Change (pp)
Total International Market Share (1)	28.6%	27.9%	0.7
Cigarettes	23.0%	22.8%	0.2
HTU	5.7%	5.1%	0.6

Cigarette over Cigarette Market Share (2)	24.8%	24.4%	0.4

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$9,301	$8,793	5.8%	10.2%	$508	$(340)	$(49)	$526	$377	$(6)
Cost of Sales	(3,040)	(3,195)	4.9%	—%	155	106	49	—	73	(73)
Marketing, Administration and Research Costs (1)	(2,717)	(2,553)	(6.4)%	(12.8)%	(164)	121	43	—	—	(328)
Operating Income	$3,544	$3,045	16.4%	18.7%	$499	$(113)	$43	$526	$450	$(407)
(1) Cost/Other variance includes higher amortization of intangibles in 2025, partly offset by charges in 2024 of $168 million related to restructuring charges and the 2024 impairment of other intangibles of $27 million. For more details, see Note 5. Goodwill and Other Intangible Assets, net and Note 16. Restructuring Activities.

During the quarter, net revenues increased by 5.8%. Net revenues, excluding currency and acquisitions/divestitures, increased by 10.2%, mainly reflecting: a favorable pricing variance, primarily due to higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher smoke-free products volume, notwithstanding unfavorable cigarette mix.

The unfavorable currency impact in net revenues was due primarily to the Euro, Indonesian rupiah, Japanese yen, Mexican peso and Russian ruble.

Net revenues include $3.9 billion in 2025 and $3.4 billion in 2024 related to smoke-free.

Operating income increased by 16.4%. Operating income, excluding currency and acquisitions/divestitures, increased by 18.7%, mainly reflecting: the same factors as for net revenues and a favorable comparison to 2024 reflecting restructuring charge in 2024; partly offset by higher marketing, administration and research costs and higher amortization of intangibles in 2025.

Interest expense, net, of $241 million decreased by $58 million or 19.4%, primarily due to a favorable mark-to-market adjustment related to derivative financial instruments and a lower average debt level.

Our effective tax rate decreased by 4.8 percentage points to 20.0%. We estimate that our 2025 effective tax rate will be approximately 22.5% to 23.5%, excluding discrete tax events. For further details, see Note 10. Income Taxes.

Net earnings attributable to PMI of $2.7 billion increased by $0.5 billion or 25.2%. This increase was due primarily to higher operating income, a lower effective tax rate and lower interest expense, net, as discussed above. Basic and diluted EPS of $1.72 increased by 24.6%. Excluding an unfavorable currency impact of $0.07, diluted EPS increased by 29.7%.

Operating Results by Business Segment

Segment Operating Results – Three Months Ended March 31, 2025

The following discussion compares operating results within each of our segments for the three months ended March 31, 2025, with the three months ended March 31, 2024.

Europe:

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,560	$3,455	3.0%	8.6%	$105	$(142)	$(49)	$216	$80	$—
Operating Income	$1,437	$1,411	1.8%	5.2%	$26	$(71)	$24	$216	$46	$(189)

During the quarter, net revenues increased by 3.0%. Net revenues, excluding currency and acquisitions/divestitures, increased by 8.6%, reflecting a favorable pricing variance, mainly driven by higher combustible tobacco pricing; and favorable volume/mix, mainly driven by higher smoke-free products volume.

The pricing variance for 2024 and 2025 was negatively impacted by the supplemental tax surcharge on heated tobacco products ("HTPs") in Germany, which went into effect in 2022. On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. On May 15, 2024, following the decision issued by CJEU, the Fiscal Court in Dusseldorf (the "FCD") also ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. The FCD admitted an appeal to the Federal Tax Court. On June 19, 2024, PMI submitted an appeal. The negative impact will continue, at least until the appeal ruling on the legality of the surcharge is concluded. PMI currently accounts for the surcharge as a reduction in net revenues, with amounts withdrawn before May 15, 2024, currently under a payment suspension. Despite this payment suspension and, in order to avoid the future addition of interest, PMI elected, on January 14, 2025, to pay the amount outstanding of EUR 721 million (approximately $751 million), excluding accrued interest. An unfavorable outcome to the appeal would negatively impact PMI’s future cash provided by operating activities for the amounts of unpaid interest. A favorable outcome to the appeal would positively impact future PMI’s operating results and future cash provided by operating activities for the amounts paid in January 2025.

Operating income increased by 1.8%. Operating income, excluding currency and acquisitions/divestitures, increased by 5.2%, primarily reflecting the same factors as for net revenues; largely offset by higher marketing, administration and research costs.

Europe - Total Market and PMI Shipment Volume
In the first quarter, the estimated total market for cigarettes and HTUs decreased by 4.8% to 118.3 billion units, with a 6.6% decrease for cigarettes and continued HTU growth. Notable decreases in the estimated total market in Poland (down by 16.0%) and France (down by 12.8%) were partly offset by Bulgaria (up by 7.2%) and Luxembourg (up by 20.3%).
In the first quarter, our total cigarette and HTU shipment volume was stable (48.4 billion units), with decreases in Poland (down by 14.4%) and Sweden (down by 66.9%, driven by prior year inventory movements) offset by increases in Italy (up by 8.5%) and Spain (up by 13.9%).

In the first quarter, our HTU share of the total cigarette and HTU market increased by 1.2 points on an adjusted basis.

Other Oral SFP includes chew bags and tobacco bits
Note: Sum may not foot due to rounding.

In the first quarter, oral SFP shipment volume decreased by 2.5% to 72.2 million cans mainly due to snus, partly offset by nicotine pouches.

SSEA, CIS & MEA:

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,743	$2,658	3.2%	6.5%	$85	$(88)	$—	$168	$4	$1
Operating Income	$920	$772	19.2%	14.1%	$148	$20	$19	$168	$77	$(136)
During the quarter, net revenues increased by 3.2%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.5%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing; while higher cigarette and HTU volume was offset by unfavorable cigarette mix due to the below mentioned commercial model change in Indonesia.

A change in our commercial model for the below tier-one cigarette segment in Indonesia in the fourth quarter of 2024 resulted in lower net revenue and cost of sales, with no meaningful impact on operating income.

Operating income increased by 19.2%. Operating income, excluding currency and acquisitions/divestitures, increased by 14.1%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing, as well as higher cigarette and HTU volume, partly offset by higher manufacturing costs (notably tobacco leaf) as well as marketing, administration and research costs.

SSEA, CIS & MEA - Total Market and PMI Shipment Volume
In the first quarter, the estimated total market for cigarettes and HTUs increased by 0.9% to 377.3 billion units. The increase in the estimated total market was mainly due to Turkey (up by 8.5%), India (up by 8.7%), and Indonesia (up by 2.6%), partly offset by Bangladesh (down by 16.2%).
In the first quarter, our total cigarette and HTU shipment volume increased by 4.6% to 90.2 billion units, with increases in Turkey (up by 6.5%) and India (up 47.4%), partly offset by Saudi Arabia (down by 10.4%) and Tunisia (down by 31.7%).

PMI's estimated HTU adjusted in-market sales volume increased by an estimated 11.1%.

EA, AU & PMI GTR:

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,731	$ 1,684	2.8%	6.5%	$47	$(62)	$—	$22	$87	$—
Operating Income	$ 913	$ 763	19.7%	22.8%	$150	$(24)	$—	$22	$135	$17

During the quarter, net revenues increased by 2.8%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.5%, primarily reflecting a favorable volume/mix, driven by higher smoke-free products volume.

Operating income increased by 19.7%. Operating income, excluding currency and acquisitions/divestitures, increased by 22.8%, driven by the same main factor as for net revenues and a comparison benefit from higher device shipments in the prior year, when ILUMA i was launched in Japan.

EA, AU & PMI GTR - Total Market and PMI Shipment Volume
In the first quarter, the estimated total market for cigarettes and HTUs, excluding China, decreased by 2.0% to 74.4 billion units, with a decrease in cigarettes partly offset by HTU growth. The decrease in the estimated total market was mainly driven by South Korea (down by 6.4%) and Japan (down by 1.0%), partly offset by Global Travel Retail (up by 5.4%).
In the first quarter, our total cigarette and HTU shipment volume increased by 5.9% to 28.8 billion units with growth in Japan (up by 5.3%) and Global Travel Retail (up by 25.7%), partly offset by Taiwan (down by 18.3%).

Our estimated HTU adjusted in-market sales volume increased by an estimated 10.7%.

Americas:

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,267	$996	27.2%	32.0%	$271	$(48)	$—	$120	$206	$(7)
Operating Income	$274	$99	+100%	+100%	$175	$(38)	$—	$120	$192	$(99)

During the quarter, net revenues increased by 27.2%. Net revenues, excluding currency and acquisitions/divestitures, increased by 32.0%, primarily reflecting: favorable volume/mix, predominantly driven by U.S. nicotine pouches, as well as a favorable pricing variance, driven by U.S. smoke-free products and cigarettes outside of the U.S.

Operating income increased by +100%. Operating income, excluding currency and acquisitions/divestitures, increased by +100%, mainly reflecting: the same factors as for net revenues, and a favorable comparison to 2024 reflecting the restructuring charges of $168 million in 2024; partly offset by higher marketing, administration and research costs, including incremental U.S. investments, as well as higher amortization of intangibles.

Americas - Total Market and PMI Shipment Volume

In the first quarter, the estimated total market for cigarettes and HTUs, excluding the U.S., increased by 1.3% to 45.2 billion units, predominantly reflecting an increase in the cigarette market. The increase in the estimated total market was mainly due to Brazil (up by 12.7%), partly offset by Mexico (down by 9.9%) and Canada (down by 19.3%).

In the first quarter, our total cigarette and HTU shipment volume was flat (14.4 billion units), with decreases in Mexico (down by 10.9%) and Colombia (down by 12.3%), offset by increases in Brazil (up by 7.4%) and Argentina (up by 1.8%).
(1) Excluding U.S. chew

In the first quarter, oral SFP shipments increased by 42.0% to 237 million cans, predominantly driven by ZYN nicotine pouches in the U.S.

Business Environment
The tobacco industry and our company face a number of challenges that may adversely affect our business, product sales volume, results of operations, cash flows and financial position. These challenges, which are discussed below and "Cautionary Factors That May Affect Future Results" include:
•regulatory restrictions on our products, including restrictions on the packaging, marketing, registration and sale of tobacco or other nicotine-containing products or related devices that could reduce our competitiveness, eliminate our ability to communicate with adult consumers, or ban certain of our products;
•fiscal challenges, such as excessive excise tax increases and discriminatory tax structures;
•illicit trade in cigarettes and other tobacco and nicotine-containing products, including counterfeit, contraband and other non-compliant or otherwise illicit products;
•intense competition, including unfair competition from non-tax paid volume by certain manufacturers; and
•legal challenges, including the pending and threatened litigation discussed in Part I, Item 1. Financial Statements — Note 9. Contingencies in this report.

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

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We put in significant effort to restrict access to our products from non-nicotine users and youth.

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

Our SFPs

Our product development is based on the elimination of combustion via tobacco heating and other innovative systems, as well as through oral tobacco and nicotine products, which we believe are the most promising paths to providing a better consumer choice for those who would otherwise continue to smoke cigarettes. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing and commercializing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences and achieve population harm reduction, including:

•Heat-not-burn products, which use a precisely controlled heating device incorporating our IQOS HeatControl technology, into which a specially designed and proprietary tobacco unit is inserted in a holder and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the U.S. Food and Drug Administration (“FDA”). In addition to the original version of IQOS, which relies on a heating technology using a blade, a newer version of IQOS uses induction heating. Most of the studies referenced above were conducted with the blade version of IQOS and additional research was conducted with the induction technology. We believe that there is full comparability between the bladed versions of IQOS and the subsequent induction versions of IQOS, and that the data from the studies conducted with the blade version of IQOS remain valid and applicable to the newer and adjacent versions of IQOS. We also produce a heat-not-burn product that utilizes external resistive heating technology, which is commercialized under the BONDS by IQOS brand, and has been launched in certain initial markets.

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

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other SFPs, and continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our SFP portfolio in "Cautionary Factors That May Affect Future Results" in this report.

We discuss product warranties in more detail in Note 15. Product Warranty in this report. The significance of warranty claims depends on a number of factors, including device version mix, product failure rates, logistics and service delivery costs, and warranty policies, and may increase with the number of devices sold.
On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., ("Altria") to end the companies' commercial relationship as of April 30, 2024, with respect to IQOS in the U.S. (the “Altria Agreement”). Under the Altria Agreement, PMI now holds the full rights to commercialize IQOS in the United States - the world’s largest smoke-free market. The Altria Agreement provides a clear path to expanding IQOS’s international success in a market where over 30 million adults continue to smoke cigarettes. On March 27, 2025, we began selling IQOS 3.0, the blade version of IQOS, in Austin, Texas. We are pursuing a limited U.S. roll-out of the IQOS device while waiting for authorization to market IQOS ILUMA, the induction version, in the United States.

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

Our commercialization efforts for the other PMI-developed SFPs are as follows:

•Since 2022, we began commercializing our BONDS product in 5 markets.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 41 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. Nicotine pouches are currently available in 38 markets.

Legislation, Regulation, Taxation and Other Matters Regarding the Manufacture, Marketing, Sale and Use of Tobacco and Other Nicotine-Containing Products

Fiscal Challenges

Excessive and disruptive excise, sales and other tax increases and discriminatory tax structures are expected to continue to have an adverse impact on our profitability, due to lower consumption and consumer down-trading to non-premium, discount, other low-price or low-taxed products such as fine cut tobacco, illicit cigarettes or illicit SFPs. In addition, in certain jurisdictions, some of our products are subject to tax structures that discriminate against premium-price products and manufactured cigarettes. We believe that such tax policies undermine public health by encouraging consumers to turn to illicit trade or negatively impact the transition of adult smokers to SFPs, and ultimately undercut government revenue objectives, disrupt the competitive environment, and encourage criminal activity. Other jurisdictions have imposed, or are seeking to impose, levies or other taxes specifically on tobacco companies, such as taxes on revenues and/or profits.

On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. On May 21, 2024, the FCD delivered its judgement and dismissed our local affiliate's, f6 Cigarettenfabrik GmbH & Co.KG, ("PM Germany") claim. PM Germany filed a notice of appeal to the Federal Fiscal Court on June 19, 2024. To avoid further accumulation of interest, in January 2025, PM Germany provisionally paid the additional HTP excise tax relating to 2022, 2023 and 2024 (pending the outcome of the FCD decision). An oral hearing is expected in or after September 2025.

In March 2025, Japan adopted a multi-year tax plan that included changes to its excise tax structure and rates for tobacco products. Under the plan, the excise tax for heated tobacco products ("HTPs") will be harmonized with cigarettes in two steps; one on April 1, 2026 and the second on October 1, 2026. The first increase in the harmonized HTP and cigarette excise tax will occur in April 2027, and the plan provides predictability on the future excise rate increases for all tobacco product categories until April 2029.

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

Product regulation should include measures that encourage and accelerate switching to non-combustible products, for example, by allowing adult consumers who would otherwise continue smoking cigarettes to receive truthful and non-misleading information about such alternatives to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the reduction in HPHCs, as well as the absence of combustion.

Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by youth and non-nicotine users. We support mandated accurate and factual health warnings on packaging, minimum age laws, restrictions on advertising, and smoking restrictions in public spaces. We also support regulatory measures that help reduce illicit trade. At the same time, we oppose excessive or prohibitive regulations that may prevent adult smokers, who would otherwise continue smoking, from accessing and switching to SFPs or trigger unintended consequences such as illicit trade.

Regulatory Restrictions

SFP Sales Prohibitions: Some governments have banned, are seeking to ban, or severely restrict emerging tobacco and nicotine-containing products, such as our SFPs, and communication of truthful and non-misleading information about such products. Significant markets that have prohibited or severely restricted the sale of one or more category of SFP include Argentina, Brazil, Canada, India, Mexico, Turkey, Australia, Thailand, and Vietnam. In the U.S., some states and municipalities have introduced stringent restrictions on the sale of certain SFPs, including those authorized by the FDA.

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

In February 2024, the European Commission published an updated implementation roadmap to Europe's Beating Cancer Plan (the "Plan"). Further developments concerning a revision of the TPD are expected during the mandate of the European Commission that took office in December 2024.

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

The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products are currently exempted under EU TPD from this characterizing flavor ban. This was also the case for heated tobacco products until November 23, 2022, when the EU Commission published a delegated directive that eliminated this exemption. All EU Member States were required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our SFP products currently sold in the EU. Currently, all but five EU Member States have transposed this directive, withdrawing the heated tobacco product exemption from the characterizing flavor ban into national law. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipated that, while short-term volatility would be possible, the ban’s impact on our shipment volumes in the EU would be relatively limited in the near term. To date, our experience is generally consistent with this expectation. There has been some short-term disruption in countries that have implemented the ban, most notably in Italy, but the impact has generally been limited in time and magnitude. Nevertheless, it remains possible that the impact in countries that have yet to implement the ban, including Poland, could be more significant in duration or magnitude. But our fundamental view remains that we do not expect a meaningful long-term change in the structural growth of the category. We will continue to actively monitor relevant developments in the EU market, including from an illicit trade standpoint.

Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by Brazil (pending a court decision) and Canada. In the U.S., certain states and localities have adopted, or are considering adopting, flavor bans that apply to SFPs.

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

Some members of the public health community are calling for the further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which would result in a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. In the Netherlands, an anti-smoking organization has brought a lawsuit to force the government to require a different test method for measuring cigarette emissions than what is currently required under EU law, which, if allowed, could lead to a de facto ban on manufactured cigarettes in the Netherlands and, potentially, in other EU countries. In addition, at its meeting in November 2016, the CoP adopted non-binding guidelines recommending that countries regulate product design features that increase the attractiveness of tobacco products, such as the diameter of cigarettes and the use of flavor capsules.

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Armenia, Bahrain, Egypt, Jordan, Lebanon, the Philippines, Saudi Arabia, Tajikistan, Tunisia, the United Arab Emirates ("UAE") and Uzbekistan, and voluntary in Algeria, Azerbaijan, Colombia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, Russia, South Africa, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-Vapor products, national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Bahrain, China, Egypt, Jordan, New Zealand, the Philippines, Russia, the UAE, and Saudi Arabia and Tajikistan, and voluntary in Azerbaijan, Costa Rica, Dominican Republic, France, Indonesia, Kazakhstan, the Philippines, Russia, the U.K., and Ukraine.

Currently, industry standards setting minimum quality and safety requirements for modern oral nicotine pouches have been adopted in Angola, Armenia, Bahrain, Costa Rica, Malawi, Mexico, Pakistan, Sweden, the UAE, the U.K., and Ukraine. These standards are voluntary, except for the UAE, where they are mandatory.

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

FDA Authorization Process and Status of PMI SFPs: In the United States, an established regulatory framework for assessing “New Tobacco Products” and “Modified Risk Tobacco Products” ("MRTP") exists under the jurisdiction of the FDA. FDA actions may influence the regulatory approach of other governments and international regulatory agencies.

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

The FDA may issue two types of MRTP orders: a risk modification order or an exposure modification order. We had requested both types of orders for IQOS 2.4 and an initial selection of three related consumables' variants. After review, the FDA determined that the evidence did not support issuing a risk modification order at that time, but that it did support issuing an exposure modification order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole. We also received an exposure modification order for IQOS 3 in March 2022.

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

On October 20, 2023, we submitted bundled PMTAs for our IQOS ILUMA THS products together with MRTPAs requesting authorization of the exposure reduction marketing order previously granted for IQOS blade versions. We submitted these applications at the same time for the FDA to evaluate the PMTAs and MRTPAs concurrently. In March 2024, the FDA formally accepted our bundled PMTAs and MRTPAs. As our applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the information we submitted.

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

FDA Review of Swedish Match Products: Premarket tobacco applications for 20 varieties of ZYN nicotine pouches were submitted in March 2020. In the same month, these applications were filed for scientific review and, in July 2020, the FDA issued a deficiency letter, which Swedish Match USA, Inc. addressed in September 2020. On January 16, 2025, the FDA determined that all 20 ZYN nicotine pouch varieties currently marketed in the U.S. met the applicable public health standard and were appropriate for the protection of public health and, therefore, authorized them for sale in the United States. In its assessment, the FDA concluded that “among several key considerations, the agency’s evaluation showed that, due to substantially lower amounts of harmful constituents than cigarettes and most smokeless tobacco products, such as moist snuff and snus, the authorized products pose lower risk of cancer and other serious health conditions than such products.” Prior to the authorization, these 20 varieties of ZYN pouches were marketed in the United States consistent with the FDA's practice not to take enforcement action to prevent products with respect to which applications were filed prior to a September 9, 2020 deadline from being marketed. After the September 9, 2020 deadline, we also submitted additional applications for authorization to market other ZYN products. The FDA has not issued a decision on these applications, and these ZYN products are not marketed in the United States. In April 2024, we submitted MRTPAs for ZYN products currently marketed in the United States and requested authorization of the modified risk claim. In February 2025, the FDA formally accepted our MRTPAs. As these applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the submitted information.

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

Other Commercialization and Risk Statement Authorization Frameworks: On March 22, 2023, a bill amending the Tobacco Hazards Prevention and Control Act in Taiwan went into effect. It regulates heated tobacco products and bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are not cigarettes, cut tobacco, cigars, snuff nor chewing tobacco, must undergo a health risk assessment as part of an authorization system. We have filed an authorization request to commercialize IQOS in Taiwan pursuant to this Act, but this request is currently still pending authorization by the Ministry of Health of Taiwan.

On March 23, 2023, the Greek Ministry of Health authorized a claim for IQOS with HEETS AMBER to inform Greek IQOS users about reduction in emissions of toxicants when using such product compared to cigarette smoking. The decision authorized the following claim: “The concentration of chemical substances with recognized toxicity produced when using IQOS with HEETS AMBER tobacco sticks is lower compared to conventional smoking. A reduction in the concentration of chemical substances with recognized toxicity does not mean a corresponding reduction in risk for health. The aerosol of this tobacco product contains nicotine and other hazardous chemicals. This tobacco product harms your health and is addictive. The best choice is to quit tobacco and nicotine use altogether.” With this authorization, Greece is the second country officially recognizing the reduction in level of toxicants in the IQOS aerosol compared to cigarette smoke. In February of 2025, the Greek Ministry of Health authorized a substantially similar claim and disclaimer for IQOS ILUMA devices with seven TEREA variants (Amber, Bronze, Russet, Sienna, Silver, Teak and Yellow).

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

As part of a previously announced sales and supply chain review, SMNA has discontinued sales through the e-commerce shop associated with ZYN.com and direct sales to dedicated online retailers in the United States indefinitely. U.S. e-commerce previously represented a small fraction of sales of SMNA in the United States, and the current network of approximately 170,000 brick-and-mortar retailers will remain SMNA’s focus.

Illicit Trade

Illicit trade creates a cheap and unregulated supply of tobacco and nicotine-containing products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 15% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the EU accounted for approximately 8% of total cigarette consumption in 2023. Illicit trade also increasingly targets SFPs.

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

As an example, the recent commercial success of the nicotine pouch category makes it more prone to be affected by illicit trade. Our ongoing anti-illicit initiatives for nicotine pouches include PMI’s ‘know-your-customer’ and ‘anti-diversion’ governance and other measures, such as volume monitoring, tracking and tracing, product security, as well as internal and external awareness training and communications. We are also expanding our market monitoring -both online and offline- and illicit trade research program to nicotine pouches. PMI affiliates and Swedish Match affiliates are taking appropriate actions to address the illicit resale of certain of our oral products including nicotine pouches outside their initial intended market of retail, such as Scandinavia, the U.S. and other markets. Such actions include awareness communications to trade partners, cease-and-desist letters to those involved in illicit trade of products bearing our brands and limiting and/or terminating sales to certain customers in both the online and traditional trade.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 70 Parties, including the EU, have ratified it. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. In February 2024, the third Meeting of the Parties to the Protocol took place. No additional restrictive measures were adopted, and a mandate to conduct further work will be considered at the next session, currently scheduled to take place in November 2025.

The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU were extended to include tobacco products other than cigarettes, including some of our SFPs, as of May 20, 2024.

Governmental Investigations
From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain pending matters in Note 9. Contingencies.

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

The distribution agreement for the sale of our products in Cuba, under which we previously sold cigarettes in that market, has been terminated, effective February 1, 2025. We no longer maintain an active distribution agreement for the sale of our products in Cuba.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the U.K., Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls in relation to Russia. While the introduced sanctions vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions target, among others, the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located, and authorized the imposition of blocking sanctions on anyone operating in the Russian manufacturing sector. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The U.S., the EU, Switzerland and Japan introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. The EU, Switzerland and the U.K. also prohibited technical assistance and other services related to restricted goods. The EU, Switzerland and the U.K. prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. The EU and Switzerland prohibited transfer and licensing of intellectual property rights in relation to restricted goods. Additionally, the EU, the U.S., the U.K., Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev, a non-majority shareholder of Megapolis Distribution B.V.

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

The U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions, with additional tariff increases proposed but currently on pause. Those changes, along with retaliatory actions by some trading partners, non-tariff restrictions or requirements being considered in connection with trade dispute negotiations, and the likelihood of additional developments, have created a volatile environment for global trade. We expect the global tariff environment to remain volatile throughout 2025. PMI is actively monitoring developments, evaluating all changes and adapting operations and compliance practices accordingly. For further details, see the "Impact of Tariffs on Our Business" section of this MD&A.

PMI continues to monitor the development of new sanctions and other trade laws in order to ensure full compliance.

Acquisitions, Divestitures and Other Business Arrangements

We discuss our acquisitions and divestitures in Note 2. Acquisitions and Divestitures to our condensed consolidated financial statements.

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

Equity Investments

We discuss our equity investments in Note 13. Related Parties - Equity Investments and Other to our condensed consolidated financial statements.

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

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the three months ended March 31, 2025 and 2024, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting, were not material.

Restructuring Activities

We discuss restructuring activities in Note 16. Restructuring Activities to our condensed consolidated financial statements.

Impact of Inflation on Our Business

Like many other global companies, we have experienced inflationary pressures in 2022, 2023, 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. In 2025, we expect certain inflationary elements such as direct materials and utilities to stabilize, with a moderate overall increase in inflationary pressures driven by tobacco leaf costs. The impact of inflation on cost of sales during the first quarter of 2025 was not material to our condensed consolidated financial statements.

Impact of Tariffs on Our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy.

While the global tariff environment is volatile, as a global company with a broadly diversified production, a worldwide supplier network, including an established U.S. manufacturing base for nicotine pouches, and existing supply chains that are largely self-contained within their respective trade regions, we currently believe we are well-positioned to mitigate potential supply chain challenges and that the changing tariff environment will not have a material impact on our business. During the first quarter of 2025, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2025.

We are actively monitoring developments in the global tariff environment and will continue to evaluate the potential impact of the announced tariffs and related developments on our business and financial condition, as well as on our suppliers, and the actions we may take to mitigate any impact. For our risk factors related to the impact of tariffs, see our "Cautionary Factors That May Affect Future Results” section of this Form 10-Q.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023. The new production facility was completed at the end of the first quarter of 2024 and local production commenced in April 2024. As of March 31, 2025, our Ukrainian operations had approximately $0.6 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of March 31, 2025, our Russian operations had approximately $3.7 billion in total assets, excluding intercompany balances, of which approximately $1.3 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, PMI holds a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of March 31, 2025 had a carrying value of $353 million. For further details, see Note 13. Related Parties – Equity Investments and Other.

These developments above have or may have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Financial Review

Cash Flow Highlights

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$(350)	$241
Net cash provided by (used in) investing activities	(434)	(193)
Net cash provided by (used in) financing activities	671	1,135

Net Cash Provided by (Used in) Operating Activities
During the first three months of 2025, net cash used in operating activities was $350 million as compared to net cash provided by operating activities of $241 million in the first three months of 2024. Excluding favorable currency movements, the unfavorable variance of $0.7 billion was due primarily to higher working capital requirements of $1.3 billion, partly offset by higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense.

The higher working capital requirements in 2025 as compared with 2024 were primarily due to more cash used in inventories, coupled with more cash used in accrued liabilities and other current assets, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments. Excise tax payments included the disputed supplemental tax surcharge on heated tobacco products in Germany of approximately $0.8 billion as PMI elected to pay the supplemental tax surcharge in January 2025 to avoid the future addition of interest (for further details see – please refer to the MD&A segments Europe section where we describe the case in details).

For the full year 2025, we currently expect net cash provided by operating activities of more than $11 billion at prevailing exchange rates, subject to year-end working capital requirements. This takes into account certain payments relating to the German tax surcharge and the U.S. Tax Cuts and Jobs Act, which amount to approximately $1 billion.

Net Cash Provided by (Used in) Investing Activities

During the first three months of 2025, net cash used in investing activities was $434 million as compared to $193 million in the first three months of 2024. This increase in net cash used was primarily due to changes in the cash collateral posted for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus U.S. dollar.

Capital expenditures of $404 million during the first three months of 2025 decreased by $13 million as compared with the first three months of 2024. The 2025 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2025 to be around $1.5 billion, including further investments in ZYN capacity in the U.S.

Net Cash Provided by (Used in) Financing Activities

During the first three months of 2025, net cash provided by financing activities was $0.7 billion as compared to $1.1 billion in the first three months of 2024. The decrease in net cash provided was primarily due to changes in the cash collateral received for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus U.S. dollar. The decrease was partially offset by higher net borrowings in 2025 (primarily higher commercial paper outstanding in 2025, partly offset by long-term debt repayments in 2025 and long-term debt proceeds in 2024).

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

Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On March 12, 2025, Fitch revised our outlook from “Negative” to “Stable”, while affirming the long-term rating at “A” and the short-term rating at “F1”.

At March 31, 2025, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Stable *
Fitch	F1	A	Stable
* On April 3, 2025, Standard & Poor’s revised our outlook from “Stable” to “Positive”, while affirming the long-term rating at “A-“ and the short-term rating at “A-2”.

Revolving Credit Facilities
At March 31, 2025, our committed revolving credit facilities were as follows:

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

At March 31, 2025, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.4 billion at March 31, 2025, and approximately $2.1 billion at December 31, 2024. Borrowings under these arrangements and other bank loans amounted to $269 million at March 31, 2025, and $137 million at December 31, 2024.

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

On November 21, 2024, PMI prepaid approximately €3 billion (approximately $3.2 billion), including outstanding principal and accrued interest, representing all borrowings outstanding under the 3-year tranche of the senior unsecured term loan facility. As of March 31, 2025, borrowings in the amount of €2.5 billion (approximately $2.7 billion) under the 5-year tranche of the term loan facility remained outstanding.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2025, we had $4.2 billion of commercial paper outstanding. At December 31, 2024, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first three months of 2025 was $2.4 billion. The average commercial paper balance outstanding during 2024 was $1.3 billion.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management, we sell trade receivables to unaffiliated financial institutions. For further details, see Note 14. Sale of Accounts Receivable to our condensed consolidated financial statements.

Supply Chain Financing – We engage with unaffiliated global financial institutions that offer a voluntary supply chain financing program to some of our suppliers. For further details, see Note 18. Supply Chain Financing to our condensed consolidated financial statements.

Debt – Our total debt was $49.6 billion at March 31, 2025 and $45.7 billion at December 31, 2024.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Guarantees – At March 31, 2025, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

In August 2024, PMI entered into a guarantee agreement for an equity investee. For further details, see Note 13. Related Parties – Equity Investments and Other.

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

Equity and Dividends

We discuss our stock awards as of March 31, 2025 in Note 3. Stock Plans to our condensed consolidated financial statements.

Dividends paid in the first three months of 2025 were $2.1 billion. During the third quarter of 2024, our Board of Directors approved a 3.8% increase in the quarterly dividend to $1.35 per common share. As a result, the present annualized dividend rate is $5.40 per common share.

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

Cautionary Factors That May Affect Future Results

Forward-Looking and Cautionary Statements
We may from time to time make written or oral forward-looking statements, including statements contained in this Quarterly Report on Form 10-Q and other filings with the SEC, in reports to investors and in press releases and investor webcasts. You can identify these forward-looking statements by use of words such as "strategy," "expects," "continues," "plans," "anticipates," "believes," "will," "aspires," "estimates," "intends," "projects," "aims," "goals," "targets," "forecasts" and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.
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

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We put significant effort to restrict access of our products from non-nicotine users and youth. Despite our efforts, technological, operational, regulatory and/or commercial developments might impact the implementation or effectiveness of youth access prevention mechanisms and surrounding infrastructure. If there is significant usage, whether actual or perceived, of our products or competitive products among youth or non-nicotine users, even in situations over which we have no control, our reputation and credibility may suffer, the regulatory approach to our products may become more restrictive, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of SFPs may be significantly impacted.

In the U.S., any federal, state or local government action, including regulatory actions and inaction by the FDA, may have a material adverse impact on our commercialization of SFPs and business. The FDA’s premarket tobacco product and modified risk tobacco product authorizations of two versions of our IQOS product as well as the premarket tobacco authorizations of 20 varieties of ZYN nicotine pouches are subject to strict marketing, reporting and other requirements. Although we have received these authorizations from the FDA, there is no guarantee that the products will remain authorized for sale in the United States, or that new versions of IQOS or other ZYN products will receive necessary authorizations, particularly if there is a significant uptake in youth or non-nicotine user initiation.

Moreover, we also submitted additional premarket tobacco applications for other ZYN products The FDA has not issued a decision on these applications, and these ZYN products are not presently marketed in the United States. In April 2024, we also submitted MRTPAs for ZYN products currently marketed in the U.S. and requested authorization of the modified risk claim. In February 2025, the FDA formally accepted our MRTPAs.

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
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes for our products in many of our markets, and we expect that such factors will continue to reduce consumption levels and will increase down-trading and the risk of counterfeiting, contraband, illicit trade and cross-border purchases. Significant regulatory developments will continue to take place over the next few years in most of our markets, driven principally by the Framework Convention on Tobacco Control (the "FCTC"). Since it came into force in 2005, the FCTC has led to increased efforts by tobacco control advocates and public health organizations to promote increasingly restrictive regulatory measures on the marketing and sale of tobacco and nicotine-containing products to adult nicotine users. Regulatory initiatives that have been contemplated, proposed, introduced or enacted by governmental authorities in various jurisdictions include:

•	restrictions on or licensing of outlets permitted to sell tobacco or nicotine-containing products;

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors, and mandating plain packaging;
•	restrictions on packaging and cigarette formats and dimensions;
•	restrictions or bans on the display of product packaging at the point of sale and restrictions or bans on vending machines;
•	generation sales bans, under which the sale of certain tobacco or nicotine-containing products to people born after a certain year would be prohibited;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and/or other smoke or product constituents;
•	disclosure, restrictions, or bans of tobacco and nicotine-containing product ingredients or components, including bans on the flavors of certain tobacco and nicotine-containing products;
•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public and work places and, in some instances, in private places and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products or related devices;
•	elimination of duty free sales and duty free allowances for travelers;

•	restrictions in terms of importing or exporting our products impacting our logistics activities and ability to ship our products;

•	encouraging litigation against tobacco companies; and

•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.
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

We could decide - or laws, regulations, or administrative action could require us - to recall products due to the failure, or alleged failure, to meet quality or safety standards or specifications, suspected or confirmed and deliberate or unintentional product contamination, manufacturing defects, or other product safety concerns, adulteration, misbranding or tampering. A product recall or a product liability or other claim (even if unsuccessful or without merit) could generate negative publicity about us and our products, and our reputation or that of our brands may be adversely affected. In addition, if another company recalls or experiences negative publicity related to a product in a category in which we compete, adult nicotine consumers might reduce their overall consumption of products in that product category. Any of these events could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.

We may be required to write down assets due to impairment, which could have a material adverse effect on our results of operations or financial position.

We continuously monitor the values of our long-lived assets, reporting units, intangible assets, as well as investments in equity securities, to determine whether events or changes in circumstances indicate that an impairment exists. Additionally, we test goodwill and non-amortizable intangible assets for impairment annually. The values of these assets may be affected by several factors, including general macroeconomic and geopolitical conditions; regulatory and legal developments; changes in product volume growth rates; changes in pricing strategies and costs bases; discount rates; success of planned new product expansions; competitive activity; and income and excise taxes. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information concerning impairment determination and calculation.

Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to evolve.

In addition to our consolidated financial results, our management regularly reviews a number of operating and financial metrics, including various revenue, user and sales metrics (such as market shares, in-market sales, adjusted in-market sales, and SFP users) to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business evolves. Furthermore, in some instances the metrics are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant uncertainties and contingencies. If our management fails to account for other relevant information or to substitute the key business metrics they review as our business changes or if the assumptions or estimates underlying the metrics are inaccurate, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.

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

The conflict also continues to elevate the likelihood of supply chain disruptions, both in the region and globally, and may inhibit our ability to timely source materials and services needed to make and sell our products. For example, historically we sourced certain finished goods, production materials and components from both Russia and Ukraine, including printed materials and filters, and the invasion has, and may continue to, disrupt the availability of and impact our supply chain for these materials. These disruptions, to the extent we are unable to find alternative sources or otherwise address these supply constraints, may impact the availability and cost of our products in other markets, which would adversely impact our business, results of operations, cash flows and financial position, and may result in impairment charges. Furthermore, the imposition of various restrictions on transactions with parties from certain jurisdictions, the ban on exports of various products, and other economic and financial restrictions may adversely affect us or certain third parties with which we do business in Russia, such as customers, suppliers, intermediaries, service providers and banks.

The broader consequences of the invasion are also impossible to predict, but could include reputational consequences; further sanctions, financial or currency restrictions, punitive tax law changes, embargoes, regional instability, or geopolitical shifts; and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Given the nature of our business and global operations, such geo-political instability and uncertainty could increase the costs of our materials and operations; reduce demand for our products; have a negative impact on our supply chains, manufacturing capabilities, or distribution capabilities; increase our exposure to currency fluctuations; constrain our liquidity or our ability to access capital markets; create staffing or operations difficulties; or subject us to increased cyber-attacks. While we will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop, the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

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

We increasingly rely on third-parties and their subcontractors/suppliers, sometimes concentrated in a specific geographic area, for product distribution and to manufacture some of our products and product parts (particularly, the electronic devices and accessories), as well as to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiencies and decrease our operating costs, they also diminish our direct control. Such diminished control may lead to disruption in the distribution of our products and may have a material adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage or negatively impact our reputation. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and the distribution of our products may be disrupted in certain markets or our costs may increase significantly if we must replace such third parties with other partners or our own resources.

The effects of climate change, other environmental issues, and related legal or regulatory responses may have a negative impact on our business and results of operations.

While we seek to mitigate our business risks associated with environmental issues, such as climate change, by enhancing our resilience to potential impacts on our business, establishing environmental goals and standards and seeking business partners, including within our supply chain, that are committed to operating in ways that protect the environment or mitigate environmental impacts, we recognize that there are inherent environmental-related risks, including climate change-related risks, wherever business is conducted. Among other potential impacts, climate change could influence the quality and volume of the agricultural products we rely on, including tobacco, due to several factors beyond our control, including more frequent variations in weather patterns, extreme weather events causing unexpected downtime and inventory losses, other adverse weather conditions, and governmental restrictions on trade, all of which may lead to disruption of operations at factories, warehouses and other premises.

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

There is a continued and, in some cases, increased focus by certain regulatory and legislative bodies on environmental policies, including by the governmental authorities in certain international jurisdictions where we operate. New environmental-related legal or regulatory requirements may lead to additional carbon taxation, raw or other materials taxation, energy price increases, new compliance costs, increased distribution and supply chain costs, and other expenses impacting our cost of operations. Moreover, given that the regulatory framework in this regard is highly dynamic, additional uncertainties may be driven by further upcoming regulatory changes on which we might have limited visibility or limited time to implement, which could have an impact on several elements of our business, including elevating the cost or complexity of our operations. Even if we make changes to align ourselves with legal or regulatory requirements, we may still be subject to significant penalties if such laws or regulations are interpreted and applied in a manner inconsistent with our practices. Additionally, government authorities, non-governmental organizations and external stakeholders are increasingly filing lawsuits or initiating regulatory actions, alleging that public statements regarding sustainability-related matters and practices are misleading or false.

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

Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Factors beyond our control, such as, without limitation, natural disasters, extreme weather events, pandemics (including COVID-19), economic, political, regulatory, acts of war or threats of war, or other developments could disrupt or increase the expenses related to our supply chain, manufacturing capabilities, distribution capabilities, or the energy and other utility services required to operate our factories, warehouses, and other premises. Our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. For example, the global pandemic outbreak of the COVID-19 virus in 2020 created significant societal and economic disruption and the closure of stores, factories and offices, restrictions on manufacturing, distribution and travel, and supply chain disruptions, among other impacts. Additionally, while we do not now expect that the recent and currently anticipated trade tariffs imposed by the U.S. and other countries will materially impact our business, the global tariff environment is volatile and further tariff or trade related developments could result in risks to PMI’s business, including increased production costs; limited market access; supplier financial condition degradation resulting in reduced or interrupted supplies; and price increases or other economic impacts that could reduce consumer demand. Any of these developments could cause significant volume declines in our Global Travel Retail business and certain other key markets; disrupt or delay our distribution, manufacturing or supply chain; increase currency volatility; increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our business, operations, volumes, revenues, cash flows, financial position, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine and climate change, above.

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

There is litigation related to tobacco products and/or nicotine products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases, range into the billions of U.S. dollars. As of March 2024, we began facing litigation related to our oral nicotine products before certain courts in the United States. We anticipate that new cases will continue to be filed. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain SFP activities, including allegations concerning product classification, advertising and distribution restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition.  While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize SFPs and to communicate with the public. The outcomes of these matters may affect our SFP commercialization and public communication activities and performance in one or more markets. Also, see Note 9. Contingencies to our consolidated financial statements for a discussion of pending litigation.
From time to time, we are subject to governmental investigations on a range of matters.
Investigations include allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising or distribution, product safety or specification allegations, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Note 9. Contingencies—Other Litigation to our condensed consolidated financial statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations in this report for a description of certain governmental investigations to which we are subject.
We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold.  If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new or existing SFPs and improve our products, and thus have a material adverse effect on our revenues and our profitability. In addition, if, as a result, we are unable to manufacture or sell our SFPs or improve their quality in one or more markets, our ability to convert adult smokers to our SFPs in such markets would be adversely affected. See Note 9. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.
The research, development, and commercialization of non-recreational cannabinoid products subjects the Company to legal, regulatory, reputational and other risks.

Our Wellness and Healthcare business is researching, developing, and exploring the commercialization of medical and pharmaceutical cannabinoids and non-recreational cannabinoid products (including CBD). Our Wellness and Healthcare business currently anticipates pursuing these activities in select non-U.S. markets. While we will undertake the activities in a manner consistent with all applicable requirements, successful commercialization is dependent on compliance with a constantly evolving legal and regulatory environment, and subjects us to various legal, reputational and regulatory risks, which could have a material, adverse effect on our business and results of operations. A failure by our Wellness and Healthcare business to comply with applicable laws could result in criminal, civil, or tax liability.

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

Competitors in our industry include Altria Group, Inc., British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some competitors have different profit, volume and regulatory objectives, some international competitors may be less susceptible than PMI to changes in currency exchange rates, and some competitors may sell products in circumvention of applicable regulations that compete directly with our products. Certain new market entrants in the non-combustible product category may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, and without scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our SFPs, all of which could have a material adverse effect on our profitability and results of operations. See Item 1. Business—Competition of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a description of the competitive environment in which we operate.

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

Risks Related to Illicit Trade

Our revenues may be materially adversely affected as a result of counterfeiting, contraband, cross-border purchases, illicit products, non-tax-paid volume produced by local manufacturers, and other non-compliant or illicit cigarettes or smoke-free products.

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

Our safeguards may not, however, be effective in mitigating the impact of service disruptions or other failures of these information technology networks and systems. Failure to timely respond and mitigate security incidents, could result in wide-ranging business interruptions. Such security incidents could place us at a competitive disadvantage; result in financial impacts, a loss of revenue, assets, including our intellectual property, personal or other sensitive data; result in litigation and regulatory action including significant fines or penalties; impact our operations; cause damage to our reputation and that of our brands; and

result in significant remediation and other costs. See Item 1C. Cybersecurity of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for a description of our cybersecurity risk management and strategy and governance.

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

Item 1A. Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended March 31, 2025, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2025 – January 31, 2025	—	$—	—	$—
February 1, 2025 – February 28, 2025	—	$—	—	$—
March 1, 2025 – March 31, 2025	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2025 – January 31, 2025 (1)	4,670	$120.73
February 1, 2025 – February 28, 2025 (1)	264,019	$148.75
March 1, 2025 – March 31, 2025 (1)	1,558	$154.34
For the Quarter Ended March 31, 2025	270,247	$148.30

(1)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 5.    Other Information.

During the three months ended March 31, 2025, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1	Summary of Amended and Restated Pension Fund of Philip Morris in Switzerland (IC), effective January 1, 2025.

10.2
Credit Agreement, effective as of January 29, 2025, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch, as facility agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2024).

10.3	Supplemental Letter to the Employment Agreement with Stefano Volpetti, dated February 27, 2025.

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
April 24, 2025