Form 10-Q
period 2025-06-30
Philip Morris International Inc.
filed 2025-07-25
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 001-33708

Philip Morris International Inc.

(Exact name of registrant as specified in its charter)

Virginia	13-3435103
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

677 Washington Blvd, Suite 1100	Stamford	Connecticut	06901
(Address of principal executive offices)			(Zip Code)

Registrant’s telephone number, including area code	(203)	905-2410

Former name, former address and former fiscal year, if changed since last report

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	PM	New York Stock Exchange
3.375% Notes due 2025	PM25A	New York Stock Exchange
2.750% Notes due 2026	PM26A	New York Stock Exchange
2.875% Notes due 2026	PM26	New York Stock Exchange
0.125% Notes due 2026	PM26B	New York Stock Exchange
3.125% Notes due 2027	PM27	New York Stock Exchange
3.125% Notes due 2028	PM28	New York Stock Exchange
2.875% Notes due 2029	PM29	New York Stock Exchange
3.375% Notes due 2029	PM29A	New York Stock Exchange
2.750% Notes due 2029	PM29D	New York Stock Exchange
3.750% Notes due 2031	PM31B	New York Stock Exchange
0.800% Notes due 2031	PM31	New York Stock Exchange
3.250% Notes due 2032	PM32	New York Stock Exchange
3.125% Notes due 2033	PM33	New York Stock Exchange
2.000% Notes due 2036	PM36	New York Stock Exchange
1.875% Notes due 2037	PM37A	New York Stock Exchange

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
6.375% Notes due 2038	PM38	New York Stock Exchange
1.450% Notes due 2039	PM39	New York Stock Exchange
4.375% Notes due 2041	PM41	New York Stock Exchange
4.500% Notes due 2042	PM42	New York Stock Exchange
3.875% Notes due 2042	PM42A	New York Stock Exchange
4.125% Notes due 2043	PM43	New York Stock Exchange
4.875% Notes due 2043	PM43A	New York Stock Exchange
4.250% Notes due 2044	PM44	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 18, 2025, there were 1,556,589,337 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Net revenues 1 & 2 (Note 13)	$19,441	$18,261
Cost of sales	6,319	6,540
Gross profit	13,122	11,721
Marketing, administration and research costs (Note 16)	5,825	5,232
Impairment of goodwill (Note 5)	41	—
Operating income	7,256	6,489
Interest expense, net	518	628
Pension and other employee benefit costs (Note 4)	23	29
Earnings before income taxes	6,715	5,832
Provision for income taxes	1,311	1,410
Equity investments and securities (income)/loss, net	(581)	(352)
Net earnings	$5,985	$4,774
Net earnings attributable to noncontrolling interests	256	220
Net earnings attributable to PMI	$5,729	$4,554
Per share data (Note 7):
Basic earnings per share	$3.67	$2.92
Diluted earnings per share	$3.67	$2.92
(1) Includes net revenues from related parties of $2,080 million and $1,821 million for the six months ended June 30, 2025 and 2024, respectively.
(2) Net revenues are shown net of excise tax on products. For the six months ended June 30, 2025 and 2024, excise tax on products was $25,274 million and $24,762 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2025	2024
Net revenues 1 & 2 (Note 13)	$10,140	$9,468
Cost of sales	3,279	3,345
Gross profit	6,861	6,123
Marketing, administration and research costs (Note 16)	3,108	2,679
Impairment of goodwill (Note 5)	41	—
Operating income	3,712	3,444
Interest expense, net	277	329
Pension and other employee benefit costs (Note 4)	11	14
Earnings before income taxes	3,424	3,101
Provision for income taxes	652	734
Equity investments and securities (income)/loss, net	(376)	(161)
Net earnings	3,148	2,528
Net earnings attributable to noncontrolling interests	109	122
Net earnings attributable to PMI	$3,039	$2,406
Per share data (Note 7):
Basic earnings per share	$1.95	$1.54
Diluted earnings per share	$1.95	$1.54
(1) Includes net revenues from related parties of $1,143 million and $961 million for the three months ended June 30, 2025 and 2024, respectively.
(2) Net revenues are shown net of excise tax on products. For the three months ended June 30, 2025 and 2024, excise tax on products was $13,272 million and $12,923 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Net earnings	$5,985	$4,774
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $433 in 2025 and $(130) in 2024	(1,626)	365
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2025 and 2024 (Note 2 and 16)	—	155
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(7) in 2025 and $0 in 2024	12	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(25) in 2025 and $(18) in 2024	93	67
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $43 in 2025 and $(55) in 2024	(235)	286
(Gains) losses transferred to earnings, net of income taxes of $9 in 2025 and $23 in 2024	(50)	(94)
Total other comprehensive earnings (losses)	(1,806)	779
Total comprehensive earnings	4,179	5,553
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	289	114
Comprehensive earnings attributable to PMI	$3,890	$5,439

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2025	2024
Net earnings	$3,148	$2,528
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $339 in 2025 and $(28) in 2024	(1,922)	(123)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2025 and 2024 (Note 2)	—	113
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(7) in 2025 and $0 in 2024	12	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(11) in 2025 and $(9) in 2024	47	33
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $19 in 2025 and $(16) in 2024	(113)	108
(Gains) losses transferred to earnings, net of income taxes of $7 in 2025 and $7 in 2024	(29)	(48)
Total other comprehensive earnings (losses)	(2,005)	83
Total comprehensive earnings	1,143	2,611
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	140	70
Comprehensive earnings attributable to PMI	$1,003	$2,541

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$4,138	$4,216
Trade receivables (less allowances of $35 in 2025 and $47 in 2024) (1)	4,994	3,789
Other receivables (less allowances of $23 in 2025 and $22 in 2024)	895	886
Inventories:
Leaf tobacco	2,195	2,080
Other raw materials	2,815	2,261
Finished product	5,718	5,112
	10,728	9,453
Other current assets	2,609	1,826
Total current assets	23,364	20,170
Property, plant and equipment, at cost	18,999	16,685
Less: accumulated depreciation	10,956	9,375
	8,043	7,310
Goodwill (Note 5)	17,225	16,600
Other intangible assets, net (Note 5)	11,382	11,327
Equity investments (Note 13)	3,352	2,654
Deferred income taxes	1,111	940
Other assets (less allowances of $29 in 2025 and $26 in 2024)	4,029	2,783
TOTAL ASSETS	$68,506	$61,784

(1) Includes trade receivables from related parties of $1,026 million and $691 million as of June 30, 2025, and December 31, 2024, respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024
LIABILITIES
Short-term borrowings (Note 11)	$2,540	$137
Current portion of long-term debt (Note 11)	6,491	3,392
Accounts payable	3,870	3,952
Accrued liabilities:
Marketing and selling	1,169	1,015
Taxes, except income taxes	6,361	6,904
Employment costs	1,252	1,305
Dividends payable	2,123	2,120
Other	3,556	2,832
Income taxes	786	1,258
Total current liabilities	28,148	22,915
Long-term debt (Note 11)	42,431	42,166
Deferred income taxes	2,152	2,517
Employment costs	3,295	2,940
Other liabilities	2,492	1,116
Total liabilities	78,518	71,654
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2025 and 2024)	—	—
Additional paid-in capital	2,364	2,335
Earnings reinvested in the business	34,376	32,869
Accumulated other comprehensive losses (Note 12)	(13,153)	(11,314)
	23,587	23,890
Less: cost of repurchased stock (552,739,414 and 554,470,731 shares in 2025 and 2024, respectively)	35,553	35,640
Total PMI stockholders’ deficit	(11,966)	(11,750)
Noncontrolling interests	1,954	1,880
Total stockholders’ deficit	(10,012)	(9,870)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$68,506	$61,784

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,985	$4,774

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	970	812
Impairment of goodwill and other intangibles (Note 5)	41	27
Deferred income tax (benefit) provision	(274)	59
Restructuring charges, net of cash paid (Note 16)	239	136
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(780)	(978)
Inventories	(419)	1,047
Accounts payable	(161)	(145)
Accrued liabilities and other current assets	(1,972)	(341)
Income taxes	(611)	(329)
Pension plan contributions (Note 4)	(62)	(55)
Other	106	(134)
Net cash provided by (used in) operating activities	3,062	4,873

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(760)	(787)
Proceeds from sale of business, net of cash disposed (Note 2)	32	—
Acquisitions, net of acquired cash (Note 2)	—	44
Equity investments	(35)	(113)
Collateral posted/settlements for derivatives, (paid)/returned (Note 6)	(1,953)	439
Other	(34)	(113)
Net cash provided by (used in) investing activities	(2,750)	(530)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$2,294	$(1,463)
Issuances - maturities longer than 90 days	170	100
Repayments - maturities longer than 90 days	(70)	(433)
Long-term debt proceeds	3,596	5,194
Long-term debt repaid	(1,566)	(1,812)
Dividends paid	(4,222)	(4,064)
Collateral received/settlements for derivatives, received/(returned)	(824)	350
Noncontrolling interests activity and Other	(268)	(269)
Net cash provided by (used in) financing activities	(890)	(2,397)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	500	(216)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	(78)	1,730
Balance at beginning of period	4,254	3,146
Balance at end of period	$4,176	$4,876

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $38 million and $69 million as of June 30, 2025 and 2024, respectively, and $38 million and $86 million as of December 31, 2024 and 2023, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2025 and 2024
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2024	$—	$2,285	$34,090	$(11,815)	$(35,785)	$1,779	$(9,446)
Net earnings			4,554			220	4,774
Other comprehensive earnings (losses), net of income taxes				885		(106)	779
Issuance of stock awards		(36)			140		104
Dividends declared (2.60 per share)			(4,062)				(4,062)
Dividends paid to noncontrolling interests						(262)	(262)
Acquisitions (Note 2)						159	159
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						12	12
Balances, June 30, 2024	$—	$2,249	$34,582	$(10,930)	$(35,645)	$1,802	$(7,942)
Balances, January 1, 2025	$—	$2,335	$32,869	$(11,314)	$(35,640)	$1,880	$(9,870)
Net earnings			5,729			256	5,985
Other comprehensive earnings (losses), net of income taxes				(1,839)		33	(1,806)
Issuance of stock awards		29			87		116
Dividends declared ($2.70 per share)			(4,222)				(4,222)
Dividends paid to noncontrolling interests						(215)	(215)
Balances, June 30, 2025	$—	$2,364	$34,376	$(13,153)	$(35,553)	$1,954	$(10,012)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2025 and 2024
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2024	$—	$2,205	$34,208	$(11,065)	$(35,657)	$1,746	$(8,563)
Net earnings			2,406			122	2,528
Other comprehensive earnings (losses), net of income taxes				135		(52)	83
Issuance of stock awards		44			12		56
Dividends declared ($1.30 per share)			(2,032)				(2,032)
Dividends paid to noncontrolling interests						(186)	(186)
Acquisitions (Note 2)						159	159
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						13	13
Balances, June 30, 2024	$—	$2,249	$34,582	$(10,930)	$(35,645)	$1,802	$(7,942)
Balances, April 1, 2025	$—	$2,326	$33,447	$(11,117)	$(35,557)	$1,975	$(8,926)
Net earnings			3,039			109	3,148
Other comprehensive earnings (losses), net of income taxes				(2,036)		31	(2,005)
Issuance of stock awards		38			4		42
Dividends declared ($1.35 per share)			(2,110)				(2,110)
Dividends paid to noncontrolling interests						(161)	(161)
Balances, June 30, 2025	$—	$2,364	$34,376	$(13,153)	$(35,553)	$1,954	$(10,012)

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

Note 2. Acquisitions and Divestitures:

Sale of Vectura Group Ltd.

On September 17, 2024, PMI announced the execution of a definitive agreement pursuant to which PMI’s direct, wholly-owned subsidiary, Vectura Fertin Pharma Inc., agreed to sell Vectura Group Ltd. (formerly, Vectura Group plc, and hereinafter referred to as “Vectura” or "Vectura Group") to Molex Asia Holdings Ltd ("Molex"), subject to customary regulatory approval and other completion conditions. On December 31, 2024, PMI completed the sale of Vectura for an upfront cash consideration of GBP 152 million (approximately $191 million at exchange rate on sale completion date) and a short-term receivable of GBP 24 million (approximately $30 million at exchange rate on sale completion date) which was collected in the second quarter of 2025, reflecting certain customary completion account adjustments, with additional deferred payments of up to GBP 148 million (approximately $186 million at exchange rate on sale completion date), contingent on achievement of certain milestones over periods up to and through 2039. In addition, PMI agreed to indemnify Molex for certain claims related to the pre-completion period. As of June 30, 2025 and December 31, 2024, the liability related to the indemnity was not material.

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

In May 2025, PMI finalized all measurement period adjustments related to the UTC acquisition. The following table summarizes the final purchase price allocation for the fair value of assets acquired and liabilities assumed as of the date of the acquisition, which includes previously held interest:

(in millions)	Preliminary Purchase Price Allocation Recognized in the second quarter 2024	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and cash equivalent	$74	$—	$74
Current assets, including receivables and inventories	11	—	11
Other intangible assets - Tobacco manufacturing license	211	25	236
Other non-current assets, including property, plant and equipment	16	—	16
Current liabilities	(8)	—	(8)
Non-Current liabilities	—	(18)	(18)
Identifiable net assets acquired	304	7	311
Noncontrolling interest	(159)	(1)	(160)
Goodwill	510	(5)	505
Acquisition fair value	$655	$1	$656

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Altria Group, Inc. Agreement

On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc. ("Altria") to end the companies' relationship regarding the IQOS commercialization rights in the U.S. as of April 30, 2024. As a result of PMI reacquiring these rights, effective May 1, 2024 ("acquisition date"), PMI holds the full rights to commercialize IQOS in the U.S. As part of the agreement, PMI agreed to pay a total cash consideration of approximately $2.8 billion, including interest, of which $1.0 billion was paid at the inception of the agreement and the remaining $1.8 billion was paid on July 14, 2023. Prior to the acquisition date, the cash consideration paid was accounted for within Other assets in PMI's consolidated balance sheets.

On the acquisition date and as of December 31, 2024 and June 30, 2025, the reacquired rights were classified as Other intangible assets, net in PMI's consolidated balance sheets, and are being amortized over their useful life of 5 years.

Note 3. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At June 30, 2025, shares available for grant under the 2022 Plan were 16,942,225.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2025, shares available for grant under the plan were 865,940.

Restricted share unit (RSU) awards

During the six months ended June 30, 2025 and 2024, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2025	1,506,180	$ 145.19
2024	1,976,920	$ 89.05

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2025	$ 97	$ 34
2024	$ 84	$ 37

As of June 30, 2025, PMI had $259 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2025, 1,320,538 RSU awards vested. The grant date fair value of all the vested awards was approximately $139 million. The total fair value of RSU awards that vested during the six months ended June 30, 2025 was approximately $198 million.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance share unit (PSU) awards

During the six months ended June 30, 2025 and 2024, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle.

The performance metrics for such PSU's granted during the six months ended June 30, 2025 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

The performance metrics, targets and relative weights for the PSU’s granted during the six months ended June 30, 2025 were the same as the PSU’s granted during the six months ended June 30, 2024, with the exception of the annual growth rate of adjusted diluted EPS metric goals, which was increased, and for changes to certain components of the Sustainability Index. In the Sustainability Index, certain KPIs were adjusted to reflect PMI’s developing sustainability strategy and the number of individual KPIs was reduced, both in acknowledgment of the maturity of certain programs measured by removed KPIs and to further focus management performance on the remaining Sustainability Index metrics.

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

During the six months ended June 30, 2025 and 2024, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors
		(Per Share)	(Per Share)
2025	396,400	$ 145.35	$ 213.72
2024	543,560	$ 89.01	$ 85.72

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	2025	2024
Average risk-free interest rate (a)	4.1%	4.2%
Average expected volatility (b)	21.0%	19.9%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

Compensation Expense Related to PSU Awards
(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2025	$ 60	$ 9
2024	$ 49	$ 18

As of June 30, 2025, PMI had $60 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the six months ended June 30, 2025, 686,052 PSU awards vested. The grant date fair value of all the vested awards was approximately $84 million. The total fair value of PSU awards that vested during the six months ended June 30, 2025 was approximately $102 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net pension costs (income)	$(42)	$(39)	$(22)	$(20)
Net postemployment costs	58	62	29	31
Net postretirement costs	7	6	4	3
Total pension and other employee benefit costs	$23	$29	$11	$14

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Service cost	$116	$109	$59	$54
Interest cost	102	116	52	57
Expected return on plan assets	(210)	(200)	(108)	(99)
Amortization:
Net loss	67	46	34	23
Prior service cost (credit)	(1)	(1)	—	(1)
Net periodic pension cost	$74	$70	$37	$34
(1) Primarily non-U.S. based defined benefit retirement plans.

All of the amounts in the table above, other than service cost, are recognized in pension and other employee benefit costs in the condensed consolidated statement of earnings.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $62 million were made to the pension plans during the six months ended June 30, 2025. Currently, PMI anticipates making additional contributions during the remainder of 2025 of approximately $102 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Goodwill and Other Intangible Assets, net:

2025 Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2025, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. As a result of updated financial projections, it was determined that the estimated fair value of a reporting unit included within the Europe segment was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $41 million, which represented the entirety of the goodwill recorded in the reporting unit.

Each of PMI's reporting units had fair values substantially in excess of their carrying values. PMI continues to monitor the Wellness and Healthcare reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals and authorizations, and other market factors could result in future goodwill and other intangible asset impairments. In addition, there are risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the current economic, political, regulatory and social conditions as well as the foreign currency volatility. As of June 30, 2025, our Russian operations had approximately $4.3 billion in total assets, excluding intercompany balances, of which approximately $1.8 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles). Additionally, we hold a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia. For further details, see Note 13. Related Parties – Equity Investments and Other.

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
Balances at December 31, 2024	$4,130	$3,251	$470	$8,749	$16,600
Changes due to:
Impairment	(41)	—	—	—	(41)
Measurement period adjustments	—	(7)	—	—	(7)
Currency	592	34	5	42	673
Balances, June 30, 2025	$4,681	$3,278	$475	$8,791	$17,225

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

At June 30, 2025, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB and Fertin Pharma A/S, as well as acquisitions in Indonesia, the Philippines, Egypt, Greece, Mexico, and Serbia.

In the second quarter of 2025, PMI finalized the measurement period adjustments related to its acquisition in Egypt of United Tobacco Company (UTC). For further details, see Note 2. Acquisitions and Divestitures.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Other Intangible Assets

Details of other intangible assets were as follows:

		June 30, 2025			December 31, 2024
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,723		$4,723	$4,446		$4,446
Amortizable intangible assets:
Trademarks	15 years	2,294	$936	1,358	2,134	$850	1,284
Reacquired commercialization rights for IQOS in the U.S.	4 years	2,777	648	2,129	2,777	370	2,407
Developed technology, including patents	7 years	351	143	208	320	121	199
Customer relationships and other	10 years	3,878	914	2,964	3,712	721	2,991
Total other intangible assets		$14,023	$2,641	$11,382	$13,389	$2,062	$11,327

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with the final purchase price allocation of PMI's acquisition in Egypt in the second quarter of 2024 (see Note 2. Acquisitions and Divestitures for further details). The increase since December 31, 2024, was mainly due to currency movements of $257 million and measurement period adjustments related to the final purchase price allocation of UTC acquisition in Egypt of $25 million.

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2024, was primarily due to currency movements of $352 million.

The change in the accumulated amortization from December 31, 2024, was mainly due to the 2025 amortization of $496 million, combined with currency movements of $83 million. The amortization of intangibles for the six months ended June 30, 2025 was recorded in cost of sales ($11 million) and in marketing, administration and research costs ($485 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be approximately $997 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This amount includes amortization of IQOS commercialization rights in the U.S. (see Note 2. Acquisitions and Divestitures).

Note 6. Financial Instruments:

Overview

PMI operates globally with manufacturing and sales facilities in various locations around the world and is exposed to risks such as changes in foreign currency exchange rates and interest rates. As a result, PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, (collectively referred to as "foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in foreign currency exchange and interest rates related to net investments in foreign operations, as well as third-party and intercompany actual and forecasted transactions. The

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
primary currencies to which PMI is exposed include the Euro, Egyptian pound, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble and Swiss franc.

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

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At June 30, 2025	At December 31, 2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$31,573	$25,149
Interest rate contracts	4,200	3,000
Commodity contracts	6	9
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	16,472	15,942
Total	$52,251	$44,100

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	June 30, 2025	December 31, 2024	Balance Sheet Classification	June 30, 2025	December 31, 2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$350	$772	Other accrued liabilities	$541	$7
	Other assets	113	299	Other liabilities	1,157	60
Interest rate contracts	Other current assets	3	—	Other accrued liabilities	31	50
	Other assets	66	4	Other liabilities	—	3
Commodity contracts	Other current assets	—	—	Other accrued liabilities	—	—
	Other assets	—	—	Other liabilities	—	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	100	331	Other accrued liabilities	640	69
	Other assets	—	12	Other liabilities	308	58
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$632	$1,418		$2,677	$247
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(495)	(218)		(495)	(218)
Cash collateral received/pledged		(76)	(863)		(1,760)	(18)
Net amount		$61	$337		$422	$11

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at June 30, 2025 and December 31, 2024.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the six months ended June 30, 2025 and 2024, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2025	2024		2025	2024	2025	2024
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(279)	$288	Net revenues	$63	$90
			Cost of sales	—	—
			Marketing, administration and research costs	(27)	7
			Interest expense, net	(1)	(5)
Interest rate contracts	1	54	Interest expense, net	28	25
Commodity contracts	—	(1)	Cost of sales	(4)	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$66	$(17)
Net investment hedges (b):
Foreign exchange contracts	(1,992)	578	Interest expense, net (c)			141	147
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			183	99
			Marketing, administration and research costs (d)			(1,350)	432
Total	$(2,270)	$919		$59	$117	$(960)	$661
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are largely offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended June 30, 2025 and 2024, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2025	2024		2025	2024	2025	2024
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(133)	$122	Net revenues	$11	$61
			Cost of sales	—	—
			Marketing, administration and research costs	14	(17)
			Interest expense, net	(1)	(2)
Interest rate contracts	2	—	Interest expense, net	14	13
Commodity contracts	(1)	2	Cost of sales	(2)	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$19	$(6)
Net investment hedges (b):
Foreign exchange contracts	(1,555)	125	Interest expense, net (c)			71	75
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			90	55
			Marketing, administration and research costs (d)			(1,108)	(80)
Total	$(1,687)	$249		$36	$55	$(928)	$44
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are largely offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2025, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of June 30, 2025 was $4,116 million, of which $635 million was recorded in current portion of long-term debt and $3,481 million was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $(44) million as of June 30, 2025.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2025 and 2024, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was nil and $5 million, respectively. For the three months ended June 30, 2025 and 2024, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was nil for both periods. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Gain/(loss) as of beginning of period,	$467	$241	$324	$373
Derivative (gains)/losses transferred to earnings	(50)	(94)	(29)	(48)
Change in fair value	(235)	286	(113)	108
Gain/(loss) as of June 30,	$182	$433	$182	$433

At June 30, 2025, PMI expects $22 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

Certain PMI investments, which are comprised primarily of U.S. dollar denominated bonds in Argentina, have been classified within Level 1 and had a fair value of $241 million at June 30, 2025. For the six months and three months ended June 30, 2025, the gross unrealized pre-tax gains (losses) on these investments were immaterial.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Net earnings attributable to PMI	$5,729	$4,554	$3,039	$2,406
Less distributed and undistributed earnings attributable to share-based payment awards (1)	16	14	8	7
Net earnings for basic and diluted EPS	$5,713	$4,540	$3,031	$2,399
Weighted-average shares for basic EPS	1,556	1,554	1,557	1,555
Plus contingently issuable performance stock units (PSUs)(1)	2	2	1	1
Weighted-average shares for diluted EPS	1,558	1,556	1,558	1,556
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

Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Six Months Ended June 30, 2025
Net revenues	$7,794	$5,669	$3,439	$2,539	$19,441
Less:
Cost of sales	2,111	2,441	977	790	6,319
Marketing, administration and research costs	2,537	1,308	696	1,284	5,825
Impairment of goodwill	41	—	—	—	41
Operating income	$3,105	$1,920	$1,766	$465	$7,256
For the Six Months Ended June 30, 2024
Net revenues	$7,350	$5,429	$3,357	$2,125	$18,261
Less:
Cost of sales	2,153	2,548	1,105	734	6,540
Marketing, administration and research costs	2,169	1,218	736	1,109	5,232
Operating income	$3,028	$1,663	$1,516	$282	$6,489

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Three Months Ended June 30, 2025
Net revenues	$4,234	$2,926	$1,708	$1,272	$10,140
Less:
Cost of sales	1,129	1,241	489	420	3,279
Marketing, administration and research costs	1,396	685	366	661	3,108
Impairment of goodwill	41	—	—	—	41
Operating income	$1,668	$1,000	$853	$191	$3,712
For the Three Months Ended June 30, 2024
Net revenues	$3,895	$2,771	$1,673	$1,129	$9,468
Less:
Cost of sales	1,126	1,311	528	380	3,345
Marketing, administration and research costs	1,152	569	392	566	2,679
Operating income	$1,617	$891	$753	$183	$3,444

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Net revenues:
Combustible tobacco:
Europe	$4,235	$4,145	$2,329	$2,214
SSEA, CIS & MEA	4,917	4,778	2,504	2,432
EA, AU & PMI GTR	1,202	1,217	600	620
Americas	1,031	1,126	547	592
Total Combustible tobacco	11,386	11,265	5,979	5,858
Smoke-free:
Europe	3,559	3,205	1,905	1,681
of which, Wellness & Healthcare	109	170	57	80
SSEA, CIS & MEA	752	651	422	339
EA, AU & PMI GTR	2,237	2,140	1,108	1,053
Americas	1,508	999	725	537
Total Smoke-free	8,055	6,996	4,161	3,610

Total PMI net revenues	$19,441	$18,261	$10,140	$9,468
Note: Sum of product categories or Regions might not foot to total PMI due to rounding.

Items affecting the comparability of results from operations were as follows:
•Restructuring charges - See Note 16. Restructuring Activities for a breakdown of these costs by segment for the six months and three months ended June 30, 2025 and 2024.
•Impairment of goodwill – See Note 5. Goodwill and Other Intangible Assets, net for details of the $41 million of goodwill impairment charge recorded in the Europe segment for the six months and three months ended June 30, 2025.
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization expense:
Europe	$260	$295	$136	$149
SSEA, CIS & MEA	138	152	70	76
EA, AU & PMI GTR	101	88	50	41
Americas	471	277	234	179
Total depreciation and amortization expense	$970	$812	$490	$445

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Capital expenditures:
Europe	$394	$500	$165	$220
SSEA, CIS & MEA	111	170	47	80
EA, AU & PMI GTR	9	12	3	6
Americas	246	105	141	64
Total capital expenditures	$760	$787	$356	$370

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

Following a judicial hearing on the Sanction Motion, RBH, JTIM and ITL reached a consensual resolution of all outstanding objections to the Proposed Plan filed by RBH, JTIM and ITL, including the RBH Objection, that resulted in amendments to the Proposed Plan that, among other things, would permit RBH to retain CAD 750 million (approximately $547 million) in accumulated cash.

On March 6, 2025, the CCAA court issued a decision approving the Proposed Plan as amended (the "Plan").

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Under the resolution contemplated by the Plan, as approved by the CCAA Court, RBH, JTIM, and ITL will pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.7 billion). This amount will be funded by an upfront payment equal to the companies’ cash and cash equivalents on hand plus court deposits, less the CAD 750 million that RBH will be permitted to retain, as well as annual payments based on a percentage of the companies’ aggregate net income after taxes (excluding that generated by alternative products such as heat-not-burn, nicotine pouches, and e-vapor) until the global settlement amount is paid in full. Annual contributions start at 85% of net after-tax income ("NATI"), with a five-percentage point reduction in NATI every five years until reaching 70%. Annual contributions are contingent on positive NATI of RBH. Such payment obligations concern only RBH and not PMI. RBH and its affiliates, including PMI and its indemnitees, will obtain a release of claims relating to the manufacture, marketing, sale, or use of or exposure to, RBH’s combustible and traditional smokeless tobacco products based on conduct prior to the effective date of the Plan; related litigation will also be dismissed—including those actions described in the section below entitled “Stayed Litigation – Canada.” Alternative product businesses (including heat-not-burn, e-vapor, and nicotine pouches) will be transferred to an RBH affiliate. The Plan also contains a number of operating covenants that would govern RBH’s business going forward until the settlement amount has been paid.

Implementation of the Plan is subject to certain conditions precedent, including execution and delivery of definitive documentation, such as execution of contractual releases. Subject to satisfaction of the conditions precedent, it is expected that the Plan will be implemented and become effective sometime in the second half of 2025 ("Effective Date").

For additional information concerning the fair value of PMI’s continuing investment in RBH and the impairment charge recorded in the Company’s consolidated statement of earnings for the year ended December 31, 2024, as a recognized subsequent event, see Note 13. Related Parties – Equity Investments and Other.

Stayed Litigation — Canada
Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Blais Class Action"). The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.3 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.3 billion) including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $65,700) in punitive damages, allocating CAD 30,000 (approximately $21,900) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $165 million) to cover both the Létourneau and Blais cases, which RBH has paid in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $553 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $9.9 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $2.0 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
approximately CAD 1.1 billion (approximately $803 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflects PMI’s assessment of the portion of the judgment that represents probable and estimable loss prior to the deconsolidation of RBH and corresponds to the trust account deposit required by the judgment.

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

Combustible tobacco products litigation

Since 1995, more than 600 combustible tobacco product-related cases, including smoking and health, label-related, health care cost recovery, and public civil actions, have been filed by governmental entities or individual plaintiffs, or on behalf of a class or purported class of individual plaintiffs against a PMI entity. All resolved cases have been terminated in our favor and only a small number of cases remain pending. The pending cases include nine proposed class actions, seventeen health care cost recovery cases, one public civil action, and individual cases. The amounts at issue in the pending individual cases would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position. Of the pending combustible tobacco product-related cases, three were initially decided in favor of plaintiffs and remain on appeal, or are subject to an appeal. These three cases include the Blais Class Action and the Létourneau Class Action, described above under the caption "Smoking and Health Litigation — Canada," and one individual case where final resolution in the amount of the verdict would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

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
As of June 30, 2025, there were nine cases brought on behalf of classes of individual plaintiffs pending against us, our subsidiaries or indemnitees, compared with nine such cases on June 30, 2024, and such cases are described above under the caption “Smoking and Health Litigation — Canada.”

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
As of June 30, 2025, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), unchanged from 17 such cases on June 30, 2024.

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

In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges, among other things, that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. The appellate court granted the Plaintiff a de novo appeal in 2021 and determined that the appellate proceedings would take place in stages: wrongful conduct/product defect allegations first, then causation and finally issues such as standing/direct action. The plaintiff's appeal remains pending, with final submissions due in August 2025.

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

As of June 30, 2025, there was one public civil action pending against our subsidiary in Venezuela (1), compared with one such case on June 30, 2024.

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

Smoke-Free Products-Related Litigation

Claims have been filed against PMI and one or more subsidiaries related to ZYN nicotine pouches. These cases were filed either on behalf of an individual plaintiff, on behalf of a purported class of individuals, or on behalf of a municipal entity. Plaintiffs assert a variety of common law and statutory claims, and seek various forms of relief, including monetary and equitable relief.

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed on March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiff’s fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff's amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial.

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

In the third case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On June 3, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial.

In the fourth case, an individual complaint, Lendinara v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On September 19, 2024, the court granted the parties’ joint motion to apply its decisions on the motions to dismiss in Palmer to the Lendinara matter, including granting plaintiff’s request to conduct jurisdictional discovery and setting the same timeline for plaintiff to amend his complaint. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiffs’ fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Palmer, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial.

In the fifth case, a putative class action, Norris v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of Florida who used ZYN products, and (iv) all residents of Florida who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts unjust enrichment, and breach of consumer protection, unfair trade and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On September 24, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and a motion to stay discovery. On October 2, 2024, Plaintiff filed a notice of voluntary dismissal without prejudice as to Swedish Match North America LLC, which the Court ordered on October 3, 2024. On April 11, 2025, PMI filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on any motion for class certification that the plaintiff in that case might bring. On June 13, 2025, the Court granted PMI's motion to stay until the court in the Kelly case issues a ruling on class certification. In light of the ruling on the motion to stay, the Court denied PMI's motion to dismiss without prejudice. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the sixth case, an individual complaint, Friedman v. Philip Morris International Inc., et al., filed April 2, 2025, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as a negligence claim, and is seeking compensatory and punitive damages, attorney’s fees and costs, and interest. The defendants filed their answers to Plaintiffs’ complaint on May 5, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial.

In the seventh case, Mayor and City Council of Baltimore v. Philip Morris International Inc. et al, filed May 7, 2025, before the Circuit Court for Baltimore City, Maryland, the City of Baltimore alleges that the defendants have violated the City of Baltimore’s Consumer Protection Ordinance by, among other things, marketing ZYN products in a deceptive manner. The complaint names PMI, Swedish Match North America LLC, and Swedish Match USA Inc. as defendants. Plaintiff alleges, among other things, that defendants marketed ZYN products to minors and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts that defendants’ actions violate the prohibition on “unfair, abusive, or deceptive trade practices” in the Consumer Protection Ordinance and seeks monetary and injunctive relief. The Complaint was served on Defendants on June 9, 2025. On July 7, 2025, Defendants removed the case to the United States District Court for the District of Maryland. Defendants have not yet

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
answered or otherwise responded to the complaint. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Other Litigation

On November 18, 2024, a putative class action, Neumark v. Swedish Match North America LLC, was filed before United States District Court for the Eastern District of Virginia. The complaint named Swedish Match North America LLC as the defendant. Plaintiff alleged that Swedish Match North America LLC violated federal and state antitrust laws by, among other things, driving a competitor from the market through purportedly baseless litigation and entering into an allegedly anticompetitive agreement with PMI whereby PMI, through an indirect subsidiary, acquired Swedish Match North America LLC and eliminated itself as a competitor in the U.S. nicotine pouch market. Plaintiff asserts claims under the Sherman Antitrust Act, the Clayton Antitrust Act, state antitrust law, and for unjust enrichment. Plaintiff seeks to represent (i) all natural persons, businesses, entities, and corporations in the United States who purchased ZYN at retail during the class period; and (ii) all natural persons, businesses, entities, and corporations in the United States who live in states that have certain antitrust statutes who purchase ZYN at retail during the class period. Plaintiff is seeking damages (including treble damages as available under antitrust laws), costs, attorneys’ fees, disgorgement of profit, pre- and post-judgment interest, and declaratory and injunctive relief (including a declaration that the acquisition of Swedish Match North America LLC by PMI is unlawful and must result in divestiture or be enjoined). On January 15, 2025, Swedish Match North America LLC filed a motion to dismiss the complaint with prejudice. Rather than respond to the motion, Plaintiff filed an amended complaint ("Amended Complaint") on February 10, 2025. The Amended Complaint dropped Plaintiff's baseless litigation theory and named PMI as a defendant in its merger challenge claim. Swedish Match North America and PMI filed a motion to dismiss on March 3, 2025. Briefing is completed and we are awaiting a decision from the court. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by Philip Morris (Thailand) Limited ("PM Thailand") of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government sought a fine of approximately THB 19.8 billion (approximately $614 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment is included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary has appealed the decision to the Supreme Court of Thailand. The Public Prosecutor has filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. Thailand is required to refund any payment made by our subsidiary in excess of any fine assessed by the courts.

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. On September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. British American Tobacco Italia S.p.a. has filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $58 million) in damages. After various postponements, the trial started on September 25, 2023, and is expected to continue in 2025 and onwards through a series of evidentiary hearings. PM Italia believes it has strong defenses to the charges against it and will defend them vigorously.

Following an October 2020 final decision by the highest court in Brazil in tax litigation pertaining to overpayments of certain indirect taxes, our affiliate modified the methodology for calculation of the deduction applicable to the indirect taxes at issue. The Brazilian Tax Authority objected to such methodology and, on December 3, 2024, served our affiliate with notice of an assessment alleging underpayments of these indirect taxes during the 2020 fiscal year, for approximately BRL 137 million ($25 million). On March 31, 2025, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2021 fiscal year, for approximately BRL 211 million ($39 million). Our affiliate believes it is probable that the Brazilian Tax Authority will issue assessments alleging underpayment of indirect taxes for subsequent fiscal years. We disagree with the position of the Brazilian Tax Authority and will defend vigorously.

On August 2, 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes. On August 7, 2024, PM Germany formally objected to the classification of TEREA as a cigarette. On October 17, 2024, PM Germany filed a suit with the Fiscal Court in Düsseldorf (“FC Düsseldorf”) against the tax classification as cigarettes. The associated tax assessment was received by PM Germany on December 9, 2024 indicating a payment amount of EUR 141 million, subsequently increased to EUR 151 million (approximately $176 million) for the withdrawal of TEREA heat-not-burn tax stamps since the launch of TEREA in Germany, covering the period of February 15, 2023 through August 1, 2024. An appeal including suspension of proceedings and execution was submitted on January 9, 2025. In April 2025 PM Germany paid the amount outstanding which is recorded in Other assets in the consolidated balance sheets and negatively impacted cash provided by operating activities in the consolidated statements of cash flows in the period of payment. An oral hearing was held before the FC Düsseldorf on July 15, 2025. Following the hearing, on July 22, 2025, PM Germany was notified of the Fiscal Court Düsseldorf’s decision to refer two questions to the European General Court: (1) whether, based on EU tax laws, heated tobacco products fall under the conventional cigarette definition; and (2) if so, whether EU tax laws preclude the application to heated tobacco of a tax rate lower than that applicable to cigarettes. An unfavorable outcome in the appeal could result in a loss corresponding to the amount of the tax assessment.

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

In July and August 2024, respectively, FTKK filed two patent infringement actions against Sojitz, PMJL’s importer and distributor, for alleged infringement of two patents by TEREA consumables. FTKK asserts a claim for damages. PMJL is obligated to indemnify Sojitz for damages and intervened in the matters. Merits briefing in the matters commenced in December 2024. Between November 2024 and March 2025, FTKK filed nine additional patent infringement actions against Sojitz for alleged infringement of nine new FTKK patents by TEREA and SENTIA consumables. FTKK asserts a claim for damages in these actions. Between February 2025 and July 2025, FTKK filed seven patent infringement actions against Sojitz seeking a preliminary injunction. The patents FTKK has asserted in each of these actions were previously asserted by FTKK in earlier filed (and still pending) actions seeking monetary damages. PMJL is obligated to indemnify Sojitz for damages and has intervened, or will intervene, in all of these matters. Merits proceedings in these matters are at various stages.

On November 27, 2024, we were informed that FTKK filed another application with Tokyo Customs against Sojitz, PMJL’s importer and distributor, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. FTKK did not seek any monetary damages or costs. PMJL has entered an appearance in the proceeding as an interested party and filed its opposition to FTKK’s application on January 9, 2025. A

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
hearing before Customs officials was held on March 31, 2025. On April 16, 2025, expert advisors to Tokyo Customs provided their opinion that the patent at issue in the Customs matter is not infringed. On April 28, 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent.

On June 5, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, PMJL’s importer and distributor, on the basis of alleged infringement of another FTKK patent. FTKK is seeking an order to stop the importation of TEREA and SENTIA consumables. At this time, FTKK is not seeking any monetary damages or costs. PMJL has entered an appearance in the proceeding as an interested party and filed its opposition to FTKK’s application on July 9, 2025. A hearing before Customs officials has not yet been scheduled.

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

On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law in the U.S. The Act contains several provisions related to corporate income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. PMI is currently evaluating the impact on its consolidated financial statements.

PMI’s effective tax rates for the six months and three months ended June 30, 2025 were 19.5% and 19.0%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2024 were 24.2% and 23.7%, respectively.

The effective tax rate for the six months ended June 30, 2025 was favorably impacted by a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($373 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity; partially offset by an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($115 million), as well as the recognition of current tax expense related to the potential disallowance of intercompany transactions in Indonesia ($46 million).

The effective tax rate for the six months ended June 30, 2024 was unfavorably impacted by: (i) a deferred tax charge for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($142 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity; and (ii) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($77 million); partially offset by a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI's investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela ($47 million). For further details on PMI's ceased operations in Venezuela, see Note 16. Restructuring Activities.

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

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 3.4 trillion Indonesian rupiah (approximately $209 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2015 to 2022. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at June 30, 2025 and December 31, 2024.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 11. Indebtedness:
Short-term Borrowings:

At June 30, 2025 and December 31, 2024, PMI’s short-term borrowings and related average interest rates consisted of the following:

	June 30, 2025		December 31, 2024
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$2,310	4.4%	$—	—%
Bank loans	230	10.8	137	8.6
	$2,540		$137

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Long-term Debt:

At June 30, 2025 and December 31, 2024, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2025	December 31, 2024
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.651%), due through 2044	$37,130	$35,297
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 2.121%), due through 2039	8,240	7,082
Euro credit facility borrowings related to Swedish Match AB acquisition, (average interest rate 2.626%), due 2027	2,928	2,610
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	256	218
Other (average interest rate 5.143%), due through 2032 (a)	368	351
Carrying value of long-term debt	48,922	45,558
Less current portion of long-term debt	6,491	3,392
	$42,431	$42,166
(a) Includes long-term bank loans at subsidiaries, as well as $93 million and $67 million in finance leases at June 30, 2025 and December 31, 2024, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At June 30, 2025, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	June 30, 2025
Level 1	$45,044
Level 2	3,340

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

On November 21, 2024, PMI prepaid approximately €3 billion (approximately $3.2 billion), including outstanding principal and accrued interest, representing all borrowings outstanding under the 3-year tranche of the senior unsecured term loan facility. As of June 30, 2025, borrowings in the amount of €2.5 billion (approximately $2.9 billion) under the 5-year tranche of the term loan facility remained outstanding.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Debt Issuances

PMI's debt issuances in the first six months of 2025 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$400	Floating	April 2025	April 2028
U.S. dollar notes	(b)	$750	4.125%	April 2025	April 2028
U.S. dollar notes	(b)	$750	4.375%	April 2025	April 2030
U.S. dollar notes	(b)	$600	4.875%	April 2025	April 2035
Euro notes	(c) (d)	€500 (approximately $569)	2.750%	June 2025	June 2029
Euro notes	(c) (d)	€500 (approximately $569)	3.250%	June 2025	June 2032
(a) Interest is payable quarterly, commencing in July 2025
(b) Interest is payable semi-annually, commencing in October 2025
(c) Interest is payable annually, commencing in June 2026
(d) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance

The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper and to refinance certain of our outstanding notes due in 2025.

Revolving Credit Facilities:
At June 30, 2025, PMI's total committed revolving credit facilities were as follows:

(in billions)
Type	Committed Revolving Credit Facilities
Multi-year $2.0 billion revolving credit, expiring February 10, 2026 (1)	$2.0
Multi-year $2.5 billion revolving credit, expiring September 29, 2026 (2) (3)	2.5
Multi-year €1.5 billion revolving credit, expiring January 29, 2028	1.8
Total facilities	$6.3
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

At June 30, 2025, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.8 billion at June 30, 2025, and approximately $2.1 billion at December 31, 2024. Borrowings under these arrangements and other bank loans amounted to $230 million at June 30, 2025, and $137 million at December 31, 2024.

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	June 30, 2025	December 31, 2024	June 30, 2024
Currency translation adjustments	$(10,979)	$(9,320)	$(8,841)
Pension and other benefits	(2,356)	(2,461)	(2,522)
Derivatives accounted for as hedges	182	467	433
Total accumulated other comprehensive losses	$(13,153)	$(11,314)	$(10,930)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2025 and 2024. For additional information, see Note 2. Acquisitions and Divestitures and Note 16. Restructuring Activities for disclosures related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses, Note 4. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 6. Financial Instruments for disclosures related to derivative financial instruments.

Note 13. Related Parties - Equity Investments and Other:

Equity Method Investments:

At June 30, 2025 and December 31, 2024, PMI had total equity method investments of $1,093 million and $1,005 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2025 and December 31, 2024, exceeded our share of the investees' book value by $1,160 million and $1,060 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at June 30, 2025 and December 31, 2024 of $178 million and $152 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At June 30, 2025 and December 31, 2024, PMI received year-to-date dividends from equity method investees of $139 million and $151 million, respectively.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of June 30, 2025 had a carrying value of $319 million. Additionally, there was approximately $521 million of cumulative foreign currency translation losses associated with TKM reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of June 30, 2025. Previously TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), Dutch holding company in which PMI holds 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. As a result of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the transfer of shares, PMI recorded a tax charge of $77 million in the fourth quarter of 2024, primarily reflecting additional deferred withholding taxes related to the TKM pre-localization earnings and other adjustments of accumulated earnings of the Russian subsidiary. As of June 30, 2025, there are risks related to this investment as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

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

Additionally, as part of its Wellness and Healthcare business strategy, PMI holds non-controlling equity interests in certain companies, which as of June 30, 2025 had a carrying value of $152 million. There are risks associated with these investments as changes in assumptions and estimates, unfavorable regulatory developments, failure to obtain regulatory approvals and authorizations, and other factors could have an adverse impact on the fair value of these investments and may result in impairment charges.

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

On October 17, 2024, the court-appointed mediator and monitor in the CCAA proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation. Under the resolution contemplated by the Proposed Plan, RBH, Imperial Tobacco Canada Limited ("ITL") and JTI Macdonald Corp ("JTIM") would pay an aggregate global settlement amount of CAD 32.5 billion (approximately 23.7 billion). A significant determinative factor in the analysis of impairment indicators was the issue of allocation of CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM which remained unresolved

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
at the time of filing.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $1,446 million at June 30, 2025. Unrealized pre-tax gain (loss) of $525 million ($410 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the six months ended June 30, 2025.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Net revenues:
Megapolis Group	$1,264	$1,096	$715	$576
Other	816	725	428	385
Net revenues (a)	$2,080	$1,821	$1,143	$961

Expenses:
Other	$103	$73	$66	$33
Expenses	$103	$73	$66	$33
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At June 30, 2025	At December 31, 2024

Receivables:
Megapolis Group	$641	$405
Other	385	286
Receivables	$1,026	$691

Payables:
Other	$93	$60
Payables	$93	$60
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 14. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2025 and June 30, 2024. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2025 and 2024, were $5.6 billion for both periods. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2025 and June 30, 2024, were $0.7 billion for both periods. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2025	$17	$9
2024	$22	$10

Note 15. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At June 30, 2025 and December 31, 2024, these amounts were as follows:

(in millions)	As of and For the Six Months Ended June 30, 2025	As of and For the Year Ended December 31, 2024
Balance at beginning of period	$76	$80
Changes due to:
Warranties issued	43	76
Settlements	(42)	(77)
Currency/Other	6	(3)
Balance at end of period	$83	$76

Note 16. Restructuring Activities:
For the six months and three months ended June 30, 2025, PMI recorded total pre-tax restructuring charges of $243 million. For the six months ended June 30, 2024, PMI recorded total pre-tax restructuring charges of $168 million. For the three months ended June 30, 2024, PMI did not record any charges related to restructuring activities. The 2025 and 2024 pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings.

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

The consultation processes for both of these factories were concluded in April 2025, and as a result of the closure PMI recorded pre-tax restructuring charges of $243 million in the second quarter of 2025. This amount included pension and employee separation costs of $127 million and contract termination and other costs of $24 million, which will be paid in cash, as well as asset impairment costs of $92 million, primarily related to property lease, and machinery and equipment, which are non-cash charges. The final amount of the charges, as well as the timing of payments, will depend on the separation options selected by impacted employees under the agreement and the evaluation of the potential future use of assets.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
IQOS products sourcing for the U.S. market

On February 1, 2024, a subsidiary of PMI entered into a settlement agreement (the “Settlement Agreement”) with Nicoventures Trading Limited (“NTV”), an affiliate of British American Tobacco p.l.c. (“BAT”). In accordance with its terms, the parties to the Settlement Agreement filed a joint motion to rescind the limited exclusion order and the cease-and-desist order issued by the International Trade Commission (“ITC”) on September 29, 2021, which was granted on March 11, 2024. Prior to their rescission, the orders prohibited the importation and sales of imported IQOS products to the United States of America. As a result, PMI has initiated a project in the first quarter of 2024 to restructure the sourcing of IQOS products to commercialize them in the United States. For further details on IQOS commercialization in the U.S. and the related agreement with Altria Group, Inc (“Altria”), see Note 2. Acquisitions and Divestitures.

In the first quarter of 2024, PMI recorded pre-tax charges of $121 million related to this restructuring activity. This amount included contract termination costs with suppliers of $61 million, including prepaid commitments of $20 million. The amount also included asset impairment costs of $60 million, primarily related to machinery and equipment and other assets, which were non-cash charges.

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

For details on the income tax impact of the transaction, see Note 10. Income Taxes.

Restructuring Charges by Segment

PMI recorded the following pre-tax restructuring charges by segment:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2025	2024	2025	2024
Reclassification of accumulated foreign currency translation losses from other comprehensive losses:
Americas	$—	$38	$—	$—
Total reclassification of accumulated foreign currency translation losses from other comprehensive losses	—	38	—	—
Separation programs:
Europe	127	—	127	—
Total separation programs	127	—	127	—
Contract termination and other charges:
Europe	24	—	24	—
Americas	—	65	—	—
Total contract termination and other charges	24	65	24	—
Asset impairment charges:
Europe	92	—	92	—
Americas	—	65	—	—
Total asset impairment charges	92	65	92	—
Restructuring charges	$243	$168	$243	$—

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Movement in Restructuring Related Liabilities

The movement in restructuring related liabilities for the six months ended June 30, 2025 was as follows:

(in millions)
Liability balance, January 1, 2025	$28
Charges, net	151
Cash spent	(4)
Currency/other	(14)
Liability balance, June 30, 2025	$161

Future cash payments for restructuring activities incurred to date are anticipated to be substantially paid by the end of 2026.

Note 17. Leases:

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$150	$138	$78	$72
Finance lease cost:
Amortization of right-of-use assets	26	37	11	12
Interest on lease liabilities	1	1	1	1
Short-term lease cost	29	32	15	16
Variable lease cost	16	13	9	6
Total lease cost	$222	$221	$114	$107

Note 18. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of June 30, 2025 and December 31, 2024, the total amount due to suppliers participating in the SCF program was $0.8 billion and $1.0 billion, respectively.

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
•Europe Region, including our Wellness & Healthcare business;
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

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of June 30, 2025, our smoke-free products were available for sale in 97 markets.

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

Consolidated Operating Results for the Six Months Ended June 30, 2025

•Net Revenues - Net revenues of $19.4 billion for the six months ended June 30, 2025, increased by $1.2 billion, or 6.5%, from the comparable 2024 amount. The change in our net revenues from the comparable 2024 amount was driven by the following (variances not to scale with year-to-date results):
For the six months ended June 30, 2025, net revenues increased by 6.5%. Net revenues, excluding currency and acquisitions/divestitures, increased by 8.4%, mainly reflecting: a favorable pricing variance, predominantly due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free volume, notwithstanding unfavorable mix and lower volumes for cigarettes.

Net revenues by product category for the six months ended June 30, 2025 and 2024 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2025, from the comparable 2024 amounts, were as follows:

	Diluted EPS	% Change
For the six months ended June 30, 2024	$2.92
2024 Restructuring charges	0.09
2024 Impairment of other intangibles	0.01
2024 Amortization of intangibles	0.17
2024 Fair value adjustment for equity security investments	(0.15)
2024 Income tax impact associated with Swedish Match AB financing	0.09
2024 Tax items	(0.03)
Subtotal of 2024 items	0.18
2025 Restructuring charges	(0.13)
2025 Impairment of goodwill	(0.03)
2025 Amortization of intangibles	(0.24)
2025 Fair value adjustment for equity security investments	0.26
2025 Income tax impact associated with Swedish Match AB financing	0.24
2025 Tax items	(0.03)
Subtotal of 2025 items	0.07
Currency	(0.05)
Interest	0.05
Change in tax rate	(0.06)
Operations	0.56
For the six months ended June 30, 2025	$3.67	25.7%

Restructuring charges – During the six months ended June 30, 2024, we recorded pre-tax restructuring charges of $168 million (representing $141 million net of income tax and a diluted EPS charge of $0.09 per share), related to the restructuring of the sourcing of IQOS products to be commercialized in the U.S., and the cessation of our operations in Venezuela. During the six months ended June 30, 2025, we recorded pre-tax restructuring charges of $243 million, representing $200 million net of income tax and a diluted EPS charge of $0.13 per share, related to the end of combustible tobacco production in two of our factories in Germany. For further details, see Note 16. Restructuring Activities.

Impairment of goodwill and other intangibles – During the first quarter of 2024, we recorded an impairment charge of $27 million (representing $20 million net of income tax or $0.01 per share decrease in diluted EPS), primarily reflecting the impairment of non-amortizable intangible assets related to an in-process research and development project in our Wellness and Healthcare business. During the second quarter of 2025, after the completion of our annual review of goodwill, it was determined that the estimated fair value of a reporting unit included within the Europe segment was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $41 million (representing a $0.03 per share decrease in diluted EPS). For further details on the goodwill impairment charge, see Note 5. Goodwill and Other Intangible Assets, net.

Amortization of intangibles – During the six months ended June 30, 2024 and 2025, we recorded amortization of intangible expense of $332 million (representing $260 million net of income tax or $0.17 per share decrease in diluted EPS) and $496 million (representing $385 million net of income tax or $0.24 per share decrease in diluted EPS), respectively. The higher 2025 amount includes the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc., effective in May 2024. For further details, see Note 5. Goodwill and Other Intangible Assets, net.

Fair value adjustment for equity security investments – During the six months ended June 30, 2024 and 2025, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $242 million after tax gain (or $0.15 per share increase in diluted EPS) and $410 million after tax gain (or $0.26 per share increase in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Income taxes – The Income tax impact associated with Swedish Match AB financing that decreased our 2024 diluted EPS by $0.09 per share and increased our 2025 diluted EPS by $0.24 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2024 tax items that increased our 2024 diluted EPS by $0.03 per share in the table above were due to a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI’s investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela. The 2025 tax items that decreased our 2025 diluted EPS by $0.03 per share in the table above were due to the recognition of current tax expense related to the potential disallowance of deductions for certain intercompany transactions in Indonesia.

The change in the tax rate that decreased our diluted EPS by $0.06 per share in the table above was primarily due to increases in foreign statutory tax rates and repatriation cost differences, partially offset by a decrease in U.S. state income tax expense.

Currency – The unfavorable impact of $0.05 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Russian ruble and Swiss franc, partly offset by the Euro and Japanese yen. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.05 per share from interest in the table above was primarily due to a lower weighted average cost of debt, including the favorable impact of derivative financial instruments.

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
•Americas: Favorable volume/mix and a favorable pricing variance, partly offset by higher marketing, administration and research costs and higher manufacturing costs; and
•EA, AU & PMI GTR: Favorable volume/mix.

Consolidated Operating Results for the Three Months Ended June 30, 2025

•Net Revenues - Net revenues of $10.1 billion for the three months ended June 30, 2025, increased by $0.7 billion, or 7.1%, from the comparable 2024 amount. The change in our net revenues from the comparable 2024 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 7.1%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.8%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free products volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

Net revenues by product category for the three months ended June 30, 2025 and 2024, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended June 30, 2025, from the comparable 2024 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended June 30, 2024	$1.54
2024 Amortization of intangibles	0.11
2024 Fair value adjustment for equity security investments	(0.08)
2024 Income tax impact associated with Swedish Match AB financing	0.02
2024 Tax items	—
Subtotal of 2024 items	0.05
2025 Restructuring charges	(0.13)
2025 Impairment of goodwill	(0.03)
2025 Amortization of intangibles	(0.12)
2025 Fair value adjustment for equity security investments	0.17
2025 Income tax impact associated with Swedish Match AB financing	0.18
2025 Tax items	(0.03)
Subtotal of 2025 items	0.04
Currency	0.02
Interest	0.02
Change in tax rate	(0.03)
Operations	0.31
For the three months ended June 30, 2025	$1.95	26.6%

Amortization of intangibles – During the second quarter of 2024 and 2025, we recorded amortization of intangible expense of $212 million (representing $165 million net of income tax or $0.11 per share decrease in diluted EPS) and $250 million (representing $194 million net of income tax or $0.12 per share decrease in diluted EPS), respectively.

Fair value adjustment for equity security investments – During the second quarter of 2024 and 2025, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $116 million after tax gain (or $0.08 per share increase in diluted EPS) and $267 million after tax gain (or $0.17 per share increase in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Restructuring charges – During the second quarter of 2025, we recorded pre-tax restructuring charges of $243 million, representing $200 million net of income tax and a diluted EPS charge of $0.13 per share, related to the end of combustible tobacco production in two of our factories in Germany. For further details, see Note 16. Restructuring Activities.

Impairment of goodwill – During the second quarter of 2025, after the completion of our annual review of goodwill, it was determined that the estimated fair value of a reporting unit included within the Europe segment was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $41 million (representing a $0.03 per share decrease in diluted EPS). For further details, see Note 5. Goodwill and Other Intangible Assets, net.

Income taxes – The Income tax impact associated with Swedish Match AB financing that decreased our 2024 diluted EPS by $0.02 per share and increased our 2025 diluted EPS by $0.18 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2025 tax items that decreased our 2025 diluted EPS by $0.03 per share in the table above were due to the recognition of current tax expense related to the potential disallowance of deductions for certain intercompany transactions in Indonesia.

The change in the tax rate that decreased our diluted EPS by $0.03 per share in the table above was primarily due to increases in foreign statutory tax rates and repatriation cost differences, partially offset by a decrease in U.S. state income tax expense.

Currency – The favorable impact of $0.02 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Euro, Russian ruble and Japanese yen, partly offset by the Swiss franc. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.02 per share from interest in the table above was primarily due to a lower weighted average cost of debt, including the favorable impact of derivative financial instruments.

Operations – The increase in diluted EPS of $0.31 from our operations in the table above was due primarily to the following segments:

•Europe: Favorable pricing and favorable volume/mix;
•SSEA, CIS & MEA: Favorable pricing and higher cigarette volume and HTU volume, partly offset by higher manufacturing costs and higher marketing, administration and research costs;
•Americas: Favorable volume/mix, partly offset by higher marketing, administration and research costs; and
•EA, AU & PMI GTR: Favorable volume/mix.

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Consolidated Operating Results
See pages 96 - 108 for a discussion of our "Cautionary Factors That May Affect Future Results." Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Six Months Ended June 30, 2025
Net revenues	$7,794	$5,669	$3,439	$2,539	$19,441
Less:
Cost of sales	2,111	2,441	977	790	6,319
Marketing, administration and research costs	2,537	1,308	696	1,284	5,825
Impairment of goodwill	41	—	—	—	41
Operating income	$3,105	$1,920	$1,766	$465	$7,256
For the Six Months Ended June 30, 2024
Net revenues	$7,350	$5,429	$3,357	$2,125	$18,261
Less:
Cost of sales	2,153	2,548	1,105	734	6,540
Marketing, administration and research costs	2,169	1,218	736	1,109	5,232
Operating income	$3,028	$1,663	$1,516	$282	$6,489

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Three Months Ended June 30, 2025
Net revenues	$4,234	$2,926	$1,708	$1,272	$10,140
Less:
Cost of sales	1,129	1,241	489	420	3,279
Marketing, administration and research costs	1,396	685	366	661	3,108
Impairment of goodwill	41	—	—	—	41
Operating income	$1,668	$1,000	$853	$191	$3,712
For the Three Months Ended June 30, 2024
Net revenues	$3,895	$2,771	$1,673	$1,129	$9,468
Less:
Cost of sales	1,126	1,311	528	380	3,345
Marketing, administration and research costs	1,152	569	392	566	2,679
Operating income	$1,617	$891	$753	$183	$3,444

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Combustible tobacco:
Europe	$4,235	$4,145	2.2%	$2,329	$2,214	5.2%
SSEA, CIS & MEA	4,917	4,778	2.9%	2,504	2,432	3.0%
EA, AU & PMI GTR	1,202	1,217	(1.2)%	600	620	(3.2)%
Americas	1,031	1,126	(8.4)%	547	592	(7.7)%
Total Combustible tobacco	11,386	11,265	1.1%	5,979	5,858	2.1%
Smoke-free:
Europe	3,559	3,205	11.0%	1,905	1,681	13.3%
of which, Wellness & Healthcare	109	170	(36.1)%	57	80	(28.7)%
SSEA, CIS & MEA	752	651	15.4%	422	339	24.3%
EA, AU & PMI GTR	2,237	2,140	4.5%	1,108	1,053	5.2%
Americas	1,508	999	51.0%	725	537	35.1%
Total Smoke-free	8,055	6,996	15.1%	4,161	3,610	15.2%

Total PMI net revenues	$19,441	$18,261	6.5%	$10,140	$9,468	7.1%
Note: Sum of product categories or Regions might not foot to total PMI due to rounding

Items affecting the comparability of results from operations were as follows:
•Restructuring charges – See Note 16. Restructuring Activities for a breakdown of these costs by segment for the six months and three months ended June 30, 2025 and 2024.
•Impairment of goodwill – See Note 5. Goodwill and Other Intangible Assets, net for details of the $41 million of goodwill impairment charge recorded in the Europe segment for the six months and three months ended June 30, 2025.
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

Our shipment volume for cigarettes, HTUs and Oral SFP is shown in the table below:

Shipment Volume
	For the Six Months Ended June 30,			For the Three Months Ended June 30,
Cigarettes and Heated Tobacco Units (million units)	2025	2024	Change	2025	2024	Change
Cigarettes	300,001	300,809	(0.3)%	155,248	157,618	(1.5)%
Heated Tobacco Units	75,899	68,678	10.5%	38,810	35,544	9.2%
Total Cigarettes and Heated Tobacco Units	375,900	369,487	1.7%	194,058	193,162	0.5%

Oral SFP Volume (million cans) (1)
Nicotine Pouches	438.1	295.6	48.2%	214.7	149.9	43.3%
Snus	119.8	120.2	(0.4)%	59.6	58.8	1.4%
Moist Snuff	67.0	68.6	(2.2)%	33.4	34.2	(2.1)%
Other Oral SFP (2)	1.3	2.0	(34.2)%	0.7	1.0	(26.9)%
Total Oral Products	626.3	486.4	28.8%	308.4	243.8	26.5%
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

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States, total industry (or total market) and market shares throughout this "Discussion and Analysis" are our estimates for tax-

paid products based on data from a number of internal and external sources and may, in defined instances, exclude China. Past reported periods may be updated to ensure comparability and to incorporate the most current information for industry and market share reporting.

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

Key market data regarding total market size, our shipments and market share of cigarettes and heated tobacco units are shown in the tables below:
	For the Six Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (2) %
Market	Cigarettes & HTU Market (billion units)		Cigarettes & HTU		Cigarette		HTU		Cigarettes & HTU		HTU
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Total (1) (2)	1,261.5	1,266.3	375.9	369.5	300.0	300.8	75.9	68.7	29.1	28.5	5.7	5.1
Europe
France	11.9	13.0	5.1	5.9	5.1	5.8	0.1	0.1	40.3	40.9	0.5	0.6
Germany (3)	33.8	33.3	12.9	13.2	10.5	11.1	2.4	2.1	38.1	39.3	7.2	6.2
Italy (3)	35.9	35.6	18.8	18.5	12.9	13.7	5.8	4.8	53.2	53.1	18.0	17.2
Poland (3)	25.7	29.1	11.4	12.5	9.0	9.9	2.4	2.7	44.6	43.2	9.8	9.1
Spain	20.6	21.0	6.7	6.3	6.1	5.8	0.6	0.5	29.3	29.0	3.3	2.7
SSEA, CIS & MEA
Egypt	42.5	38.7	12.7	12.0	12.1	11.3	0.5	0.6	29.3	30.5	1.8	1.9
Indonesia (4)	126.5	132.1	39.3	39.9	38.6	39.4	0.7	0.5	31.0	30.2	0.5	0.4
Philippines	23.9	22.9	11.1	10.6	10.9	10.4	0.2	0.1	46.4	46.0	0.9	0.6
Russia	103.9	102.0	34.7	32.9	25.4	24.4	9.3	8.5	32.5	31.9	9.5	8.8
Turkey	75.2	70.5	35.8	36.3	35.8	36.3	—	—	47.6	51.6	—	—
EA, AU & PMI GTR
Australia	1.8	2.7	0.6	1.0	0.6	1.0	—	—	37.1	35.2	—	—
Japan (2) (3)	73.4	73.6	36.9	35.4	8.1	8.4	28.8	27.0	42.9	41.0	31.9	29.3
South Korea	33.2	34.7	6.8	6.9	3.7	4.2	3.1	2.8	20.6	20.0	9.5	7.9
Americas
Argentina	13.4	13.0	8.5	8.0	8.5	8.0	—	—	63.4	61.6	—	—
Mexico	13.9	14.2	8.0	8.3	7.9	8.2	0.1	0.1	57.9	58.6	0.9	0.8

(1) Market share estimates are calculated using IMS data, unless otherwise stated
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS
(4) 2025 includes 4.1 billion units of cigarettes shipment volume under an arrangement where PMI acts as brand management and fulfilment services agent

	For the Three Months Ended June 30,
			PMI Shipments (billion units)						PMI Market Share (2) %
Market	Cigarettes & HTU Market (billion units)		Cigarettes & HTU		Cigarette		HTU		Cigarettes & HTU		HTU
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Total (1) (2)	654.5	654.0	194.1	193.2	155.2	157.6	38.8	35.5	29.2	28.8	5.7	5.1
Europe
France	6.4	6.7	2.7	3.3	2.7	3.3	—	—	40.5	41.5	0.5	0.6
Germany (3)	18.4	17.3	6.9	6.8	5.6	5.8	1.2	1.1	37.9	39.0	6.8	6.0
Italy (3)	18.9	18.1	10.1	10.6	7.0	8.0	3.1	2.5	53.4	53.6	17.7	16.7
Poland (3)	13.8	15.0	6.2	6.5	4.8	5.1	1.3	1.4	45.2	43.5	9.9	9.2
Spain	11.2	11.2	3.5	3.5	3.1	3.2	0.4	0.3	29.7	29.1	3.4	2.6
SSEA, CIS & MEA
Egypt	22.6	19.1	6.7	6.7	6.4	6.3	0.3	0.3	29.6	34.3	1.8	1.9
Indonesia (4)	60.4	65.0	18.9	19.6	18.5	19.4	0.4	0.3	31.3	30.2	0.7	0.4
Philippines	12.0	11.1	5.5	5.1	5.4	5.0	0.1	0.1	46.0	46.2	0.9	0.6
Russia	56.3	55.2	18.3	17.4	13.3	12.9	5.1	4.4	32.1	31.5	9.0	8.2
Turkey	41.0	39.3	18.7	20.3	18.7	20.3	—	—	45.8	51.7	—	—
EA, AU & PMI GTR
Australia	0.7	1.4	0.1	0.4	0.1	0.4	—	—	24.8	32.8	—	—
Japan (2) (3)	37.9	37.9	18.0	17.5	4.2	4.1	13.9	13.4	42.8	41.0	31.7	29.4
South Korea	17.8	18.2	3.5	3.6	1.9	2.2	1.6	1.4	19.9	19.6	8.9	7.7
Americas
Argentina	6.4	5.9	4.1	3.6	4.1	3.6	—	—	63.8	61.6	—	—
Mexico	8.2	7.9	4.7	4.6	4.6	4.6	0.1	0.1	57.8	58.6	1.0	0.8

(1) Market share estimates are calculated using IMS data, unless otherwise stated. Depending on the market and distribution model, IMS may represent an estimate. Consequently, past reported periods may be updated to ensure comparability and to incorporate the most current information.
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS
(4) 2025 includes 2.1 billion units of cigarettes shipment volume under an arrangement where PMI acts as brand management and fulfilment services agent

Consolidated Operating Results for the Six Months Ended June 30, 2025

The following discussion compares our consolidated operating results for the six months ended June 30, 2025, with the six months ended June 30, 2024.

Total Market

Estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs was broadly stable.

For the full year 2025, we currently expect an estimated total international industry volume decline of around 1% for cigarettes and HTUs, excluding China and the U.S.

Total Shipment Volume

Six Months Ended June 30, 2025
	Total PMI	SFP	HTU	Oral SFP	E-vapor	Cigarettes
Total Shipment Volume (equivalent units in billions)	387.9	87.9	75.9	10.5	1.5	300.0
vs. June YTD 2024	2.5%	13.1%	10.5%	25.5%	+100%	(0.3)%
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

Shipment Volume
Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 2.5% with smoke-free volumes up by 13.1%, with all SFP categories growing strongly, and cigarette volumes down by 0.3%.

For the full year 2025, we currently expect total cigarette and smoke-free product shipment volume growth for PMI of around 1%. We continue to expect smoke-free product volume growth of 12% to 14%, partly offset by cigarette volume declines which we now forecast to be around 2%. Given the cigarette dynamics, it is possible that in the second-half of 2025, we may see modest declines for total PMI volumes.

We continue to expect 10 to 12% HTU adjusted IMS growth for the year, with growth skewed to the fourth quarter given a strong comparison in the third quarter. For the third quarter specifically, we forecast HTU shipments of 38.5 to 39.5 billion units.

In the U.S., ZYN reaccelerated its consumer offtake growth, as measured by Nielsen, in the second quarter as in-store availability improved and legal-age consumers regain access to the full portfolio of ZYN offerings. Restocking was effectively completed in the first-half, with the estimated impact slightly lower than initially expected. In the third quarter, we expect a broadly similar level of ZYN shipments as in the second quarter. We continue to expect for the full year 2025 nicotine pouch shipment volume in the U.S. of 800 to 840 million cans, including a sequential step-up in the fourth quarter.
International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Six Months Year-to-Date
	2025	2024	Change (pp)
Total International Market Share (1)	29.1%	28.5%	0.6
Cigarettes	23.4%	23.4%	—
HTU	5.7%	5.1%	0.6

Cigarette over Cigarette Market Share (2)	25.3%	25.1%	0.2

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$19,441	$18,261	6.5%	8.4%	$1,180	$(269)	$(88)	$946	$602	$(11)
Cost of Sales	(6,319)	(6,540)	3.4%	0.7%	221	80	92	—	149	(100)
Marketing, Administration and Research Costs (1)	(5,825)	(5,232)	(11.3)%	(14.6)%	(593)	107	62	—	—	(762)
Impairment of Goodwill	(41)	—	—%	—%	(41)	—	—	—	—	(41)
Operating Income	$7,256	$6,489	11.8%	12.1%	$767	$(82)	$66	$946	$751	$(914)
(1) Cost/Other variance includes charges in 2025 of $243 million related to restructuring charges and higher amortization of intangibles in 2025, partly offset by charges in 2024 of $168 million related to restructuring charges and the 2024 impairment of other intangibles of $27 million. For more details, see Note 5. Goodwill and Other Intangible Assets, net and Note 16. Restructuring Activities.

For the six months ended June 30, 2025, net revenues increased by 6.5%. Net revenues, excluding currency and acquisitions/divestitures, increased by 8.4%, mainly reflecting: a favorable pricing variance, predominantly due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free volume, notwithstanding unfavorable mix and lower volumes for cigarettes.

The unfavorable currency impact in net revenues was due primarily to the Euro, Indonesian rupiah, Japanese yen and Mexican peso, partly offset by the Russian ruble.

Net revenues include $8.1 billion in 2025 and $7.0 billion in 2024 related to smoke-free.

Operating income increased by 11.8%. Operating income, excluding currency and acquisitions/divestitures, increased by 12.1%, mainly reflecting: the same factors as for net revenues, partly offset by higher marketing, administration and research costs, higher manufacturing costs, higher restructuring charges in 2025, the impairment of goodwill charge in 2025 and higher amortization of intangibles in 2025.

Interest expense, net, of $518 million decreased by $110 million or 17.5%, primarily due to a lower weighted average cost of debt, including the favorable impact of derivative financial instruments.

Our effective tax rate decreased by 4.7 percentage points to 19.5%. We estimate that our 2025 effective tax rate will be approximately 22% to 23%, excluding discrete tax events. For further details, see Note 10. Income Taxes.

Income from equity investments and securities, net, increased by $229 million or 65.1%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka. For further details, Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $5.7 billion increased by $1.2 billion or 25.8%. This increase was due primarily to higher operating income, a lower effective tax rate and higher income from equity investments and securities, net. Basic and diluted EPS of $3.67 increased by 25.7%. Excluding an unfavorable currency impact of $0.05, diluted EPS increased by 27.4%.

Consolidated Operating Results for the Three Months Ended June 30, 2025
The following discussion compares our consolidated operating results for the three months ended June 30, 2025, with the three months ended June 30, 2024.

Total Market
During the quarter, estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs was broadly stable.

Total Shipment Volume

Quarters Ended June 30, 2025
	Total PMI	SFP	HTU	Oral SFP	E-vapor	Cigarettes
Total Shipment Volume (equivalent units in billions)	200.1	44.8	38.8	5.2	0.9	155.2
vs. Q2 2024	1.2%	11.8%	9.2%	23.8%	+100%	(1.5)%
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

Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 1.2% with smoke-free volumes up by 11.8%, with all SFP categories growing strongly, and cigarette volumes down by 1.5% largely driven by Turkey and Indonesia.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Second-Quarter
	2025	2024	Change (pp)
Total International Market Share (1)	29.2%	28.8%	0.4
Cigarettes	23.4%	23.7%	(0.3)
HTU	5.7%	5.1%	0.6

Cigarette over Cigarette Market Share (2)	25.4%	25.5%	(0.1)

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended June 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$10,140	$9,468	7.1%	6.8%	$672	$71	$(39)	$420	$225	$(5)
Cost of Sales	(3,279)	(3,345)	2.0%	1.5%	66	(26)	43	—	76	(27)
Marketing, Administration and Research Costs (1)	(3,108)	(2,679)	(16.0)%	(16.2)%	(429)	(14)	19	—	—	(434)
Impairment of Goodwill	(41)	—	—%	—%	(41)	—	—	—	—	(41)
Operating Income	$3,712	$3,444	7.8%	6.2%	$268	$31	$23	$420	$301	$(507)
(1) Cost/Other variance includes charges in 2025 of $243 million related to restructuring charges and higher amortization of intangibles in 2025. For more details, see Note 5. Goodwill and Other Intangible Assets, net and Note 16. Restructuring Activities.

During the quarter, net revenues increased by 7.1%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.8%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free products volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

The favorable currency impact in net revenues was due primarily to the Euro, Japanese yen and Russian ruble, partly offset by Indonesian rupiah and Mexican peso.

Net revenues include $4.2 billion in 2025 and $3.6 billion in 2024 related to smoke-free.

Operating income increased by 7.8%. Operating income, excluding currency and acquisitions/divestitures, increased by 6.2%, mainly reflecting: the same factors as for net revenues; partly offset by higher marketing, administration and research costs, restructuring charge in 2025 of $243 million, impairment of goodwill in 2025 of $41 million and higher amortization of intangibles in 2025.

Interest expense, net, of $277 million decreased by $52 million or 15.8%, primarily due to a lower weighted average cost of debt, including the favorable impact of derivative financial instruments.

Our effective tax rate decreased by 4.7 percentage points to 19.0%.

Income from equity investments and securities, net, increased by $215 million or over 100%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka. For further details, Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $3.0 billion increased by $0.6 billion or 26.3%. This increase was due primarily to higher operating income, a lower effective tax rate and higher income from equity investments and securities, net. Basic and diluted EPS of $1.95 increased by 26.6%. Excluding a favorable currency impact of $0.02, diluted EPS increased by 25.3%.

Operating Results by Business Segment

Segment Operating Results – Three Months and Six Months Ended June 30, 2025

The following discussion compares operating results within each of our segments for the three months and six months ended June 30, 2025, with the three months and six months ended June 30, 2024.

Europe:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,234	$3,895	8.7%	7.3%	$339	$92	$(39)	$211	$75	$—
Operating Income	$1,668	$1,617	3.2%	(3.5)%	$51	$96	$11	$211	$41	$(308)

During the quarter, net revenues increased by 8.7%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.3%, reflecting a favorable pricing variance driven by higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free products volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

Operating income increased by 3.2%. Operating income, excluding currency and acquisitions/divestitures, decreased by 3.5%, primarily reflecting a restructuring charge in 2025 of $243 million and an impairment of goodwill charge in 2025 of $41 million, partly offset by a favorable pricing variance and favorable volume/mix.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$7,794	$7,350	6.0%	7.9%	$444	$(50)	$(88)	$427	$155	$—
Operating Income	$3,105	$3,028	2.5%	0.6%	$77	$25	$35	$427	$87	$(497)

For the six months ended June 30, 2025, net revenues increased by 6.0%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.9%, reflecting a favorable pricing variance predominantly due to higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free volume, notwithstanding unfavorable mix and lower volumes for cigarettes.

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
Operating income increased by 2.5%. Operating income, excluding currency and acquisitions/divestitures, increased by 0.6%, primarily reflecting the same factors as for net revenues; largely offset by a restructuring charge in 2025 of $243 million and higher marketing, administration and research costs, as well as an impairment of goodwill charge in 2025 of $41 million.
Europe - Total Market and PMI Shipment Volume
In the second quarter, the estimated market for cigarettes and HTUs decreased by 1.2% to 136.7 billion units, with a 2.8% decrease for cigarettes and continued HTU growth. Notable decreases in Poland (down by 7.8%), Ukraine (down by 7.6%), and the Netherlands (down by 23.5%) were partly offset by Germany (up by 6.5%) and Italy (up by 4.0%).

For the six months year-to-date, the estimated market for cigarettes and HTUs decreased by 2.9% to 255.3 billion units, with a 4.5% decrease for cigarettes and continued HTU growth.

In the second quarter, our cigarette and HTU shipment volume decreased by 2.4% to 55.1 billion units, predominantly due to decreases in France (down by 17.5%), Italy (down by 4.1%), and Poland (down by 4.6%) driven by cigarette shipments.

In the second quarter, our HTU share of the total cigarette and HTU market increased by 1.2 points on an adjusted basis.

For the six months year-to-date, our cigarette and HTU shipment volume decreased by 1.3% to 103.5 billion, with decreases in Poland (down by 9.3%), France (down by 12.9%) and the Netherlands (down by 26.8%) driven by cigarette shipments.

For the six months year-to-date, our HTU share of the total cigarette and HTU market increased by 1.2 points on an adjusted basis.

Other Oral SFP includes chew bags and tobacco bits
Note: Sum may not foot due to rounding.

In the second quarter, oral SFP shipment volume was stable at 70.8 million cans.

For the six months year-to-date, oral SFP shipments decreased by 1.3% to 142.9 million cans mainly due to snus, partly offset by nicotine pouches.

SSEA, CIS & MEA:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,926	$2,771	5.6%	4.9%	$155	$19	$—	$174	$(34)	$(4)
Operating Income	$1,000	$891	12.2%	17.4%	$109	$(58)	$12	$174	$57	$(76)
During the quarter, net revenues increased by 5.6%. Net revenues, excluding currency and acquisitions/divestitures, increased by 4.9%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing; while higher cigarette and HTU volume was offset by unfavorable cigarette mix due to the below mentioned commercial model change in Indonesia.

A change in our commercial model for the below tier-one cigarette segment in Indonesia in the fourth quarter of 2024 resulted in lower net revenue and cost of sales, with no meaningful impact on operating income.

Operating income increased by 12.2%. Operating income, excluding currency and acquisitions/divestitures, increased by 17.4%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing, as well as higher cigarette and HTU volume, partly offset by higher marketing, administration and research costs as well as manufacturing costs (notably tobacco leaf).

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,669	$5,429	4.4%	5.7%	$240	$(69)	$—	$342	$(30)	$(3)
Operating Income	$1,920	$1,663	15.5%	15.9%	$257	$(38)	$31	$342	$134	$(212)

For the six months ended June 30, 2025, net revenues increased by 4.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.7%, mainly reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing; while higher cigarette and SFP volume was offset by unfavorable cigarette mix due to the below mentioned commercial model change in Indonesia.

A change in our commercial model for the below tier-one cigarette segment in Indonesia in the fourth quarter of 2024 resulted in lower net revenue and cost of sales, with no meaningful impact on operating income.

Operating income increased by 15.5%. Operating income, excluding currency and acquisitions/divestitures, increased by 15.9%, primarily reflecting: a favorable pricing variance, and higher cigarette and SFP volume, partly offset by higher marketing, administration and research costs as well as manufacturing costs (notably tobacco leaf).

SSEA, CIS & MEA - Total Market and PMI Shipment Volume

In the second quarter, the estimated market for cigarettes and HTUs increased by 0.8% to 392.6 billion units, mainly due to Egypt (up by 17.9%), India (up by 10.5%), and Turkey (up by 4.3%), partly offset by Indonesia (down by 7.0%) and Bangladesh (down by 8.9%).

For the six months year-to-date, the estimated market for cigarettes and HTUs increased by 0.6% to 761.0 billion units.

In the second quarter, our cigarette and HTU shipment volume increased by 1.1% to 95.3 billion units, with increases in India (up by 41.9%) and the Philippines (up 8.0%), partly offset by Turkey (down by 8.0% due to supply chain issues following a change in regulatory requirements) and Indonesia (down by 3.7%).

In the second quarter, our HTU adjusted in-market sales volume, fueled by broad growth across the region, increased by an estimated 19.8%.

For the six months year-to-date, our cigarette and HTU shipment volume in the Region increased by 2.8% to 185.6 billion units, mainly driven by India (up by 44.6%) and Egypt (up by 5.7%), partly offset by Saudi Arabia (down by 16.9%) and Indonesia (down by 1.5%).

For the six months year-to-date, our HTU adjusted in-market sales volume increased by an estimated 15.5%.

EA, AU & PMI GTR:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,708	$ 1,673	2.1%	1.6%	$35	$9	$—	$11	$15	$—
Operating Income	$ 853	$ 753	13.3%	9.4%	$100	$29	$—	$11	$49	$11

During the quarter, net revenues increased by 2.1%. Net revenues, excluding currency and acquisitions/divestitures, increased by 1.6%, predominantly reflecting a favorable volume/mix, driven by higher smoke-free products volume.

Operating income increased by 13.3%. Operating income, excluding currency and acquisitions/divestitures, increased by 9.4%, driven by the same factor as for net revenues.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,439	$3,357	2.4%	4.0%	$82	$(53)	$—	$33	$102	$—
Operating Income	$1,766	$1,516	16.5%	16.2%	$250	$5	$—	$33	$184	$28

For the six months ended June 30, 2025, net revenues increased by 2.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 4.0%, primarily due to favorable volume/mix, driven by higher SFP volume.

Operating income increased by 16.5%. Operating income, excluding currency and acquisitions/divestitures, increased by 16.2%, driven by the same factors as for net revenues.

EA, AU & PMI GTR - Total Market and PMI Shipment Volume
In the second quarter, the estimated market for cigarettes and HTUs, excluding China, decreased by 0.7% to 79.8 billion units, with a decrease in cigarettes largely offset by HTU growth. The decrease in the estimated market was mainly driven by Australia (down by 50.2%) and South Korea (down by 2.4%), partly offset by Global Travel Retail (up by 7.8%).

For the six months year-to-date, the estimated market for cigarettes and HTUs in the Region, excluding China, decreased by 1.1%, with a decrease in cigarettes, largely offset by HTU growth.

In the second quarter, our cigarette and HTU shipment volume increased by 3.6% to 28.3 billion units with growth in Global Travel Retail (up by 23.0%) and Japan (up by 2.9%), partly offset by Australia (down by 83.4% predominantly due to shipment phasing).

In the second quarter, our HTU adjusted in-market sales volume increased by an estimated 9.6%.

For the six months year-to-date, our cigarette and HTU shipment volume increased by 4.7% to 57.1 billion units, driven by Japan (up by 4.1%), partly offset by Australia (down by 39.1%).

For the six months year-to-date, our HTU adjusted in-market sales volume in the Region increased by 10.2%.

Americas:

Financial Summary
Quarters Ended June 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,272	$1,129	12.7%	17.0%	$143	$(49)	$—	$24	$169	$(1)
Operating Income	$191	$183	4.4%	24.0%	$8	$(36)	$—	$24	$154	$(134)

During the quarter, net revenues increased by 12.7%. Net revenues, excluding currency and acquisitions/divestitures, increased by 17.0%, primarily reflecting: favorable volume/mix, predominantly driven by nicotine pouches in the U.S.

Operating income increased by 4.4%. Operating income, excluding currency and acquisitions/divestitures, increased by 24.0%, primarily reflecting: the same factors as for net revenues; partly offset by higher marketing, administration and research costs, including incremental U.S. investments, as well as higher amortization of intangibles.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$2,539	$2,125	19.5%	24.0%	$414	$(97)	$—	$144	$375	$(8)
Operating Income	$465	$282	64.9%	91.1%	$183	$(74)	$—	$144	$346	$(233)

For the six months ended June 30, 2025, net revenues increased by 19.5%. Net revenues, excluding currency and acquisitions/divestitures, increased by 24.0%, primarily reflecting: favorable volume/mix, predominantly driven by SFP volume, as well as a favorable pricing variance, due to U.S. smoke-free products and cigarettes outside of the U.S.

Operating income increased by 64.9%. Operating income, excluding currency and acquisitions/divestitures, increased by 91.1%, mainly reflecting: the same factors as for net revenues, and a favorable comparison to 2024 reflecting the restructuring charges of $168 million in 2024; partly offset by higher manufacturing costs, higher marketing, administration and research costs, as well as higher amortization of intangibles.

Americas - Total Market and PMI Shipment Volume

In the second quarter, the estimated market for cigarettes and HTUs, excluding the U.S., decreased by 0.7% to 45.3 billion units, predominantly reflecting a decrease in the cigarette market. The decrease was mainly due to Canada (down by 11.3%) and Brazil (down by 1.6%), partly offset by Argentina (up by 8.3%) and Mexico (up by 3.6%).

For the six months year-to-date, the estimated market for cigarettes and HTUs, excluding the U.S., was broadly stable.

In the second quarter, our cigarette and HTU shipment volume increased by 1.6% to 15.3 billion units, with increases in Argentina (up by 12.3%) and Mexico (up by 2.3%), partly offset by decreases in Brazil (down by 2.7%) and Colombia (down by 7.9%).

For the six months year-to-date, our cigarette and HTU shipment volume increased by 0.7% to 29.8 billion units, mainly due to Argentina (up by 6.5%), partly offset by Mexico (down by 3.6%).

(1) Excluding U.S. chew
Note: U.S. travel retail volumes of approximately 2.5 million and 2.9 million nicotine pouch cans are recorded in the Americas segment for the second quarter and six months year-to-date 2025, respectively, while financial impacts are recorded in the EA, AU & PMI GTR segment. There were no meaningful U.S. travel retail volumes in prior year.

In the second quarter, oral SFP shipments increased by 32.5% to 225 million cans, predominantly driven by ZYN nicotine pouches in the U.S.

For the six months year-to-date, oral SFP shipments increased by 37.3% to 462 million cans, predominantly driven by ZYN nicotine pouches in the U.S.

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

Smoke-Free Products (SFPs)
Our Approach to SFPs
We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harm of smoking is to never start or to quit. Nevertheless, according to WHO estimates, there are approximately one billion smokers globally. This number has not meaningfully changed in decades and, based on current trends, is not expected to significantly change in the near future.

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

•e-Vapor products, which are battery-powered devices that produce an aerosol by vaporizing a tobacco-free liquid solution. We have developed e-liquids for our e-Vapor products with different flavor profiles, including e-liquids designed to deliver an authentic tobacco taste. Using patented technology, flavors and nicotine are extracted directly from the tobacco leaves and captured in a tobacco-free liquid solution, without having to add flavoring ingredients.

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

As of June 30, 2025, PMI's smoke-free products were available for sale in 97 markets.

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

•Since 2022, we began commercializing BONDS devices and BLENDS consumables in 5 markets.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 42 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. They are currently available in 44 markets.

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

In March 2025, Japan adopted a multi-year tax plan that included changes to its excise tax structure and rates for tobacco products. Under the plan, the excise tax for heated tobacco products ("HTPs") will be harmonized with cigarettes in two steps; one on April 1, 2026 and the second on October 1, 2026. The first increase in the harmonized HTP and cigarette excise tax will occur in April 2027, and the plan provides predictability on future excise rate increases for all tobacco product categories until April 2029.

Legislative and Regulatory Environment

The tobacco industry operates in a highly regulated environment. The well-known risks of smoking have led regulators to impose significant restrictions and high excise taxes on cigarettes. The regulatory landscape for novel nicotine-containing products is inconsistent and evolving but is, in some instances, even more restrictive.

Much of the regulation that shapes the business environment in which we operate is driven by the World Health Organization's (the "WHO") Framework Convention on Tobacco Control (the "FCTC"), which entered into force in 2005. The main objective of the FCTC is to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 182 countries and the European Union ("EU") are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on HTPs. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit HTPs, as appropriate under their national laws.

The WHO study group on tobacco product regulation published their ninth report on the scientific basis of tobacco product regulation in August 2023. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and access to accurate information about them.

The Tenth Session of the CoP ("CoP10") took place in February 2024. No new decisions or policy recommendations on novel and emerging tobacco products were adopted. The Eleventh session of the CoP is currently scheduled to take place in November 2025. The WHO’s reports and other FCTC guidelines or recommendations are not binding on the WHO Member States or on Parties to the FCTC.

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

EU Tobacco Excise Directive ("TED"): In July 2025, the EU Commission published a legislative proposal for the revision of the 2011 EU Tobacco Excise Directive. The proposal intends to review minimum excise tax rates for combustible tobacco products and expands the scope of the directive to include smoke-free products, such as heated tobacco, e-cigarettes, and nicotine pouches, providing differentiated tax treatment for novel tobacco and nicotine containing products. This proposal marks the beginning of the formal legislative process which requires unanimous approval by all EU Member States and subsequent transposition of TED into national legislation in the EU 27 Member States. The proposal contemplates an implementation date for this directive of January 1, 2028, and provides for an additional transitional period of four years for several categories, including heated tobacco and nicotine pouches.

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

The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors. Other tobacco products are currently exempted under EU TPD from this characterizing flavor ban. This was also the case for heated tobacco products until November 23, 2022, when the EU Commission published a delegated directive that eliminated this exemption. All EU Member States were required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our SFP products currently sold in the EU. Currently, all but four EU Member States have transposed this directive, withdrawing the heated tobacco product exemption from the characterizing flavor ban into national law. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipated that, while short-term volatility would be possible, the ban’s impact on our shipment volumes in the EU would be relatively limited in the near term. To date, our experience is generally consistent with this expectation. There has been some short-term disruption in countries that have implemented the ban, most notably in Italy, but the impact has generally been limited in time and magnitude. Nevertheless, it remains possible that the impact in countries that have yet to implement the ban, including Poland, could be more significant in duration or magnitude. But our fundamental view remains that we do not expect a meaningful long-term change in the structural growth of the category. We will continue to actively monitor relevant developments in the EU market, including from an illicit trade standpoint.

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

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC's non-binding guidelines recommend that governments prohibit all forms of communication with adult smokers. In CoP10, Specific Guidelines were adopted to address cross-border Tobacco Advertising, Promotion, and Sponsorship (“TAPS”) and the depiction of tobacco in entertainment media. These Specific Guidelines are non-binding on WHO Member States nor FCTC Parties.

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

For e-Vapor products, national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Australia, Bahrain, China, Egypt, Jordan, New Zealand, the Philippines, Russia, the UAE, and Saudi Arabia and Tajikistan, and voluntary in Azerbaijan, Costa Rica, Dominican Republic, France, Indonesia, Kazakhstan, the Philippines, Russia, the U.K., and Ukraine.

Currently, national standards setting minimum quality and safety requirements for modern oral nicotine pouches have been adopted in Angola, Armenia, Bahrain, Costa Rica, Malawi, Mexico, Pakistan, Sweden, the UAE, the U.K., and Ukraine. These standards are voluntary, except for the UAE, where they are mandatory.

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

Generation Bans: Certain regulators are considering generation sales bans, which prohibit the sale of certain tobacco or nicotine products to people born after a certain year. In December 2022, New Zealand adopted regulatory measures restricting the sale and supply of smoked tobacco products, including prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures were limited to smoked tobacco products and did not apply to heated tobacco products and e-cigarettes. The New Zealand parliament repealed the measures in February 2024, before they were implemented. On November 5, 2024, the UK government introduced a bill to its Parliament, which if adopted, would ban the sale of tobacco products, including HTPs, herbal smoking products and cigarette papers to those born on or after January 1, 2009.

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

FDA Review of IQOS: We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for the IQOS Tobacco Heating System, which includes both the corresponding device and consumables, ("THS") in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for IQOS in March 2017.

On April 30, 2019, following its comprehensive assessment of our PMTA, the FDA determined that marketing a version of IQOS, namely, IQOS 2.4 and three related consumables, is appropriate for the protection of public health and authorized those products for sale in the United States. On December 7, 2020, the FDA reached the same determination for IQOS 3.0, authorizing that version of the device for sale in the United States.

On July 7, 2020, the FDA determined that the available scientific evidence demonstrates that the issuance of an exposure modification order would be appropriate for the promotion of public health and authorized the marketing of a version of IQOS, namely IQOS 2.4 and three related consumables, as MRTP products with reduced exposure claims. On March 11, 2022, the FDA reached the same determination for the IQOS 3.0 device. The FDA authorized the marketing of these products in the U.S. with the following claims:

"AVAILABLE EVIDENCE TO DATE:

•the IQOS system heats tobacco but does not burn it.

•this significantly reduces the production of harmful and potentially harmful chemicals.

•scientific studies have shown that switching completely from conventional cigarettes to the IQOS system significantly reduces your body’s exposure to harmful or potentially harmful chemicals."

The FDA may issue two types of MRTP orders: a risk modification order or an exposure modification order. We had requested both types of orders for IQOS 2.4 and an initial selection of three related consumables' variants. After review, the FDA determined that the evidence did not support issuing a risk modification order at that time, but that it did support issuing an exposure modification order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole. We also received an exposure modification order for IQOS 3.0 in March 2022.

The FDA’s PMTA and MRTP orders do not mean that the agency has “approved” IQOS products. These authorizations are subject to strict marketing, reporting, and other requirements, and are not a guarantee that the product will remain authorized, particularly if there is a significant uptake in youth or non-smoker initiation. The FDA monitors the marketing of the products.

On January 26, 2023, the FDA authorized the marketing of two new tobacco-flavored consumables (Marlboro Sienna HeatSticks and Marlboro Bronze HeatSticks) and a modified version of the authorized Marlboro Amber HeatSticks. These products are line extensions and/or modified versions of the three consumables for which the FDA had previously issued a marketing granted order. In its assessment, the FDA determined that these three variants of HeatSticks were comparable to the previously authorized tobacco-flavored consumables.

On July 5, 2023, we submitted applications to the FDA requesting renewal of the MRTP authorizations previously granted to IQOS products in the United States. These renewal requests were received by the FDA 360 days prior to the stated July 2024 expiration date of the original exposure modification orders, as requested by the FDA in the original orders. On May 9, 2024, the FDA filed for scientific review of our MRTP renewal applications for IQOS products and posted materials from these applications. As our applications proceed through the review process, we have responded to FDA requests for additional information. The FDA may make further information requests or conduct subsequent inspections to verify the information we submitted. The FDA referred our MRTP renewal to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC will hold a meeting on our renewal application on October 7, 2025. The recommendations and votes of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our renewal application will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons. The FDA did not issue a decision on our MRTP renewal applications prior to the stated July 7, 2024, expiration date of the original exposure modification orders. The MRTP renewal applications were timely filed in accordance with FDA direction, and we believe that we are permitted to continue to use the modified exposure claim with respect to those products that received exposure modification orders until the FDA decides on our MRTP renewal applications.

On October 20, 2023, we submitted bundled PMTAs for our IQOS ILUMA THS products together with MRTPAs requesting authorization of the modified exposure order previously granted for IQOS blade versions. We submitted these applications at the same time for the FDA to evaluate the PMTAs and MRTPAs concurrently. In March 2024, the FDA formally accepted our bundled PMTAs and MRTPAs. As our applications proceed through the review process, the FDA may request additional information or conduct subsequent inspections to verify the information we submitted.

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

On April 30, 2025, we submitted the Annual Report for the IQOS THS to the FDA. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2024, and February 28, 2025. The report included publications in various scientific fields including aerosol chemistry and physics, standard and systems toxicology, clinical studies on exposure reduction to HPHCs, and observational studies. Overall, the review continues to support the finding that IQOS THS is "appropriate for the promotion of public health."

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

In April 2024, we submitted MRTPAs for ZYN products currently marketed in the United States and requested authorization of a modified risk claim. In February 2025, the FDA formally accepted our MRTPAs and in June 2025, issued a filing letter for 20 ZYN nicotine pouch products. This action initiated a scientific review of our MRTPAs which requested the following modified risk claim: “Using ZYN instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” During the review, the FDA will determine whether our applications provide the necessary evidence for ZYN products to be marketed with the requested claim.

On July 17, 2023, Swedish Match USA, Inc. submitted an application to the FDA requesting re-authorization to continue to market its eight snus smokeless tobacco products (sold under the General snus brand name) with a modified risk claim. General snus products received modified risk orders on October 22, 2019. Swedish Match USA, Inc. was authorized to market these products with the claim, “Using General snus instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” On November 7, 2024, the FDA renewed the General snus modified risk orders, with a stated expiration date in November 2032.

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

Illicit Trade

Illicit trade creates a cheap and unregulated supply of tobacco and nicotine-containing products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 15% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. Currently, we estimate that illicit trade in the EU accounted for approximately 9% of total cigarette consumption in 2024. Illicit trade also increasingly targets SFPs.

We devote substantial resources to help prevent illicit trade in combustible tobacco products and SFPs. We engage with governments, our business partners, and other stakeholders to implement effective measures to combat illicit trade. Where effective and appropriate, we pursue legal remedies to protect our intellectual property rights from counterfeiting or to counter the illicit diversion of our products. We also cooperate with governmental authorities to combat fraudulent imports of non-compliant or unauthorized tobacco and nicotine-containing products.

As an example, the recent commercial success of the nicotine pouch category makes it more prone to be affected by illicit trade. Our ongoing anti-illicit initiatives for nicotine pouches include PMI’s ‘know-your-customer’ and ‘anti-diversion’ governance and other measures, such as volume monitoring, tracking and tracing, product security, as well as internal and external awareness training and communications. We are also expanding our market monitoring (both online and offline) and illicit trade research program to nicotine pouches. PMI affiliates and Swedish Match affiliates are taking appropriate actions to address the illicit resale of certain of our oral products including nicotine pouches outside their initial intended market of retail, such as Scandinavia, the U.S. and other markets. Such actions include awareness communications to trade partners, cease-and-desist letters to those involved in illicit trade of products bearing our brands and limiting and/or terminating sales to certain customers in both the online and traditional trade.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 70 Parties, including the EU, have ratified the Protocol. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. In February 2024, the third Meeting of the Parties to the Protocol took place. No additional restrictive measures were adopted, and a mandate to conduct further work will be considered at the next session, currently scheduled to take place in November 2025.

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

We do not do business or sell products in Belarus, Iran, North Korea, Cuba and Syria. We are exploring opportunities to sell our products in Cuba, as permitted by law.

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

The U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions, with additional tariff increases proposed. Those changes, along with retaliatory actions by some trading partners, non-tariff restrictions or requirements being considered in connection with trade dispute negotiations, and the likelihood of additional developments, have created a volatile environment for global trade. We expect the global tariff environment to remain volatile throughout 2025. PMI is actively monitoring developments, evaluating all changes, and adapting operations and compliance practices accordingly. For further details, see the "Impact of Tariffs on Our Business" section of this MD&A.

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

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial condition, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, the work of the International Financial Reporting Standards Foundation, including the International Sustainability Standards Board proposed climate standard, the Transition Planning Task Force disclosure framework, and the recommendations of the Task Force on Climate-related Financial Disclosures, the SEC’s rules regarding climate-related disclosures, the California Climate Corporate Accountability Act, the California Greenhouse Gases: Climate-Related Financial Risk Act, the Task Force on Nature-related Financial Disclosures, the EU Corporate Sustainability Reporting

Directive, the EU Taxonomy Regulation, the EU Deforestation Regulation, the EU Corporate Sustainability Due Diligence Directive, CDP, the GHG Protocol, and carbon tax programs in Europe and Canada.

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

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the six months ended June 30, 2025 and 2024, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting were not material.

Restructuring Activities

We discuss restructuring activities in Note 16. Restructuring Activities to our condensed consolidated financial statements.

Impact of Inflation on Our Business

Like many other global companies, we have experienced inflationary pressures in 2022, 2023, 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. In 2025, we expect certain inflationary elements such as direct materials and utilities to stabilize, with a moderate overall increase in inflationary pressures driven by tobacco leaf costs. The impact of inflation on cost of sales during the first six months of 2025 was not material to our condensed consolidated financial statements.

Impact of Tariffs on Our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy.

While the global tariff environment is volatile, as a global company with a broadly diversified production, a worldwide supplier network, including an established U.S. manufacturing base for nicotine pouches, and existing supply chains that are largely self-contained within their respective trade regions, we currently believe we are well-positioned to mitigate potential supply chain challenges and that the changing tariff environment will not have a material impact on our business. During the first six months of 2025, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2025.

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

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023. The new production facility was completed at the end of the first quarter of 2024 and local production commenced in April 2024. As of June 30, 2025, our Ukrainian operations had approximately $0.7 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of June 30, 2025, our Russian operations had approximately $4.3 billion in total assets, excluding intercompany balances, of which approximately $1.8 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, PMI holds a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of June 30, 2025 had a carrying value of $319 million. For further details, see Note 13. Related Parties – Equity Investments and Other.

These developments above have or may have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Financial Review

Cash Flow Highlights

	For the Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$3,062	$4,873
Net cash provided by (used in) investing activities	(2,750)	(530)
Net cash provided by (used in) financing activities	(890)	(2,397)

Net Cash Provided by (Used in) Operating Activities
During the first six months of 2025, net cash provided by operating activities was $3.1 billion as compared to $4.9 billion in the first six months of 2024. Excluding favorable currency movements, the unfavorable variance of $1.9 billion was due primarily to higher working capital requirements of $3.0 billion, partly offset by higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense.

The higher working capital requirements in 2025 as compared with 2024 were primarily due to more cash used in inventories, coupled with more cash used in accrued liabilities and other current assets, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments. Excise tax payments included the disputed supplemental tax surcharge on heated tobacco products in Germany of approximately $0.8 billion as PMI elected to pay the supplemental tax surcharge in January 2025 to avoid the future addition of interest (for further details refer to the MD&A Europe segment section where we describe the case). Additionally, more cash used in income taxes primarily reflects the higher final 2017 U.S. Tax Cuts and Jobs Act transition tax installment payment.

For the full year 2025, we currently expect net cash provided by operating activities of approximately $11.5 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Provided by (Used in) Investing Activities

During the first six months of 2025, net cash used in investing activities was $2.8 billion as compared to $530 million in the first six months of 2024. This increase in net cash used was primarily due to changes in the cash collateral posted for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus U.S. dollar.

Capital expenditures of $760 million during the first six months of 2025 decreased by $27 million as compared with the first six months of 2024. The 2025 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2025 to be around $1.6 billion, almost entirely due to investments supporting the smoke-free business.

Net Cash Provided by (Used in) Financing Activities

During the first six months of 2025, net cash used in financing activities was $890 million as compared to $2.4 billion in the first six months of 2024. The decrease in net cash used was primarily due to higher net borrowings in 2025 (primarily higher commercial paper outstanding in 2025, partly offset by lower long-term debt proceeds in 2025), partially offset by changes in the cash collateral received for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus U.S. dollar.

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

At June 30, 2025, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Positive
Fitch	F1	A	Stable

Revolving Credit Facilities
At June 30, 2025, our committed revolving credit facilities were as follows:

Type (in billions)	Committed Revolving Credit Facilities
Multi-year $2.0 billion revolving credit, expiring February 10, 2026 (1)	$2.0
Multi-year $2.5 billion revolving credit, expiring September 29, 2026 (2) (3)	2.5
Multi-year €1.5 billion revolving credit, expiring January 29, 2028	1.8
Total facilities	$6.3
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

At June 30, 2025, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.8 billion at June 30, 2025, and approximately $2.1 billion at December 31, 2024. Borrowings under these arrangements and other bank loans amounted to $230 million at June 30, 2025, and $137 million at December 31, 2024.

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

On November 21, 2024, PMI prepaid approximately €3 billion (approximately $3.2 billion), including outstanding principal and accrued interest, representing all borrowings outstanding under the 3-year tranche of the senior unsecured term loan facility. As of June 30, 2025, borrowings in the amount of €2.5 billion (approximately $2.9 billion) under the 5-year tranche of the term loan facility remained outstanding.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2025, we had $2.3 billion of commercial paper outstanding. At December 31, 2024, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2025 was $3.5 billion. The average commercial paper balance outstanding during 2024 was $1.3 billion.

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

Debt – Our total debt was $51.5 billion at June 30, 2025 and $45.7 billion at December 31, 2024.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first six months of 2025 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$400	Floating	April 2025	April 2028
U.S. dollar notes	(b)	$750	4.125%	April 2025	April 2028
U.S. dollar notes	(b)	$750	4.375%	April 2025	April 2030
U.S. dollar notes	(b)	$600	4.875%	April 2025	April 2035
Euro notes	(c) (d)	€500 (approximately $569)	2.750%	June 2025	June 2029
Euro notes	(c) (d)	€500 (approximately $569)	3.250%	June 2025	June 2032
(a) Interest is payable quarterly, commencing in July 2025
(b) Interest is payable semi-annually, commencing in October 2025
(c) Interest is payable annually, commencing in June 2026
(d) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance
The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper and to refinance certain of our outstanding notes due in 2025.
Guarantees – At June 30, 2025, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

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

Equity and Dividends

We discuss our stock awards as of June 30, 2025 in Note 3. Stock Plans to our condensed consolidated financial statements.

Dividends paid in the first six months of 2025 were $4.2 billion. During the third quarter of 2024, our Board of Directors approved a 3.8% increase in the quarterly dividend to $1.35 per common share. As a result, the present annualized dividend rate is $5.40 per common share.

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

The World Health Organization (the "WHO") study group on tobacco product regulation published their ninth report on the scientific basis of tobacco product regulation in August 2023. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the Framework Convention on Tobacco Control (the "FCTC") Secretariat published two reports on novel and emerging tobacco products to the Ninth Session of the CoP of the FCTC, which are not materially different from the WHO study group report. Substantive decisions based on these reports were deferred to the Tenth Session of the CoP ("CoP 10"). CoP 10 took place in February 2024, in which Specific Guidelines were adopted to address cross-border tobacco advertising, promotion and sponsorship and the depiction of tobacco in entertainment media. According to reports and decisions published, neither new decisions nor new policy recommendations on novel and emerging tobacco products were adopted. The Eleventh Session of the CoP is currently scheduled to take place in November 2025.

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

To date, we have been largely successful in demonstrating to regulators that our SFPs are not cigarettes due to the absence of combustion, and accordingly they are generally taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, we are unable to predict whether new regulations, or reinterpretations of existing regulations, will result in SFPs being taxed in line with other tobacco products such as conventional cigarettes, on a prospective or retroactive basis. If we cease to be successful in these efforts, SFP unit margins may be materially adversely affected, which in turn may have a material adverse effect on our results of operations, revenues, cash flows, and profitability.

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

Government mandated prices, production control programs, and shifts in crops driven by economic conditions may increase the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products.

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

Cyberattacks, security incidents and vulnerabilities impacting PMI, acquired companies, our business partners, or our third-party providers, continue to dynamically evolve in sophistication and volume, making it difficult for us to predict probability, frequency, and impact severity of security incidents. Further, it may be inherently difficult to detect vulnerabilities during due diligence, for long periods of time, or soon enough to mitigate exploitation. There can be no assurance that such security incidents or vulnerabilities will not have a material adverse effect on us in the future. While PMI works to mitigate these risks by implementing a cybersecurity risk program and a third-party cybersecurity risk management program, there can be no assurance that these programs are comprehensive or accurately identify and sufficiently mitigate all cybersecurity risks.

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

An actual or alleged failure to comply with complex and changing privacy, data, artificial intelligence and information security laws and regulations under the EU General Data Protection Regulation, various U.S. state and federal laws, and other similar privacy, data, and information security laws across the jurisdictions in which PMI operates, such as the failure to protect personal or company data; implement appropriate technological and reasonable security measures; implement and maintain appropriate safeguards for personal or company data being transferred internationally; respect the privacy or other rights of data subjects; provide sufficient detailed notices of personal or other data processing; retrieve consent and provide opt-outs; meet stringent timeframe requirements for incident reporting to regulatory authorities; comply with artificial intelligence regulations, and others, could have a material adverse effect on us, subject us to substantial fines and/or legal challenges, and/or harm our business, reputation, financial condition, or operating results. Such laws and regulations across the jurisdictions in which PMI operates may vary, resulting in inconsistent or conflicting legal obligations. Although we maintain a cyber liability insurance policy to address many of these risks, such policy may not be sufficient to prevent a cybersecurity incident or attack from resulting in a material adverse effect on our business, reputation, financial condition, or operating results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended June 30, 2025, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2025 – April 30, 2025	—	$—	—	$—
May 1, 2025 – May 31, 2025	—	$—	—	$—
June 1, 2025 – June 30, 2025	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2025 – April 30, 2025 (1)	5,115	$159.27
May 1, 2025 – May 31, 2025 (1)	2,281	$171.36
June 1, 2025 – June 30, 2025 (1)	4,509	$179.82
For the Quarter Ended June 30, 2025	11,905	$169.37

(1)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 5.    Other Information.

During the three months ended June 30, 2025, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1	Supplemental Letter to the Employment Agreement with Stacey Kennedy, dated June 27, 2025.

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
July 25, 2025