Form 10-Q
period 2025-09-30
Philip Morris International Inc.
filed 2025-10-24
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 17, 2025, there were 1,556,638,749 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Net revenues 1 & 2 (Note 13)	$30,286	$28,172
Cost of sales	9,806	9,906
Gross profit	20,480	18,266
Marketing, administration and research costs (Notes 8, 9 & 16)	8,920	8,123
Impairment of goodwill (Note 5)	41	—
Operating income	11,519	10,143
Interest expense, net	748	817
Pension and other employee benefit costs (Note 4)	37	44
Earnings before income taxes	10,734	9,282
Provision for income taxes	2,062	2,145
Equity investments and securities (income)/loss, net (Note 13)	(926)	(852)
Net earnings	$9,598	$7,989
Net earnings attributable to noncontrolling interests	391	353
Net earnings attributable to PMI	$9,207	$7,636
Per share data (Note 7):
Basic earnings per share	$5.90	$4.90
Diluted earnings per share	$5.89	$4.89
(1) Includes net revenues from related parties of $3,387 million and $2,866 million for the nine months ended September 30, 2025 and 2024, respectively.
(2) Net revenues are shown net of excise tax on products. For the nine months ended September 30, 2025 and 2024, excise tax on products was $39,495 million and $38,535 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Net revenues 1 & 2 (Note 13)	$10,845	$9,911
Cost of sales	3,487	3,366
Gross profit	7,358	6,545
Marketing, administration and research costs (Notes 8 & 9)	3,095	2,891
Operating income	4,263	3,654
Interest expense, net	230	189
Pension and other employee benefit costs (Note 4)	14	15
Earnings before income taxes	4,019	3,450
Provision for income taxes	751	735
Equity investments and securities (income)/loss, net (Note 13)	(345)	(500)
Net earnings	3,613	3,215
Net earnings attributable to noncontrolling interests	135	133
Net earnings attributable to PMI	$3,478	$3,082
Per share data (Note 7):
Basic earnings per share	$2.23	$1.98
Diluted earnings per share	$2.23	$1.97
(1) Includes net revenues from related parties of $1,307 million and $1,045 million for the three months ended September 30, 2025 and 2024, respectively.
(2) Net revenues are shown net of excise tax on products. For the three months ended September 30, 2025 and 2024, excise tax on products was $14,221 million and $13,773 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Net earnings	$9,598	$7,989
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $410 in 2025 and $14 in 2024	(1,917)	(365)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2025 and 2024 (Note 2 and 16)	—	155
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(7) in 2025 and $0 in 2024	19	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(36) in 2025 and $(26) in 2024	133	103
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $31 in 2025 and $(28) in 2024	(168)	126
(Gains) losses transferred to earnings, net of income taxes of $13 in 2025 and $30 in 2024	(69)	(137)
Total other comprehensive earnings (losses)	(2,002)	(118)
Total comprehensive earnings	7,596	7,871
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	395	312
Comprehensive earnings attributable to PMI	$7,201	$7,559

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2025	2024
Net earnings	$3,613	$3,215
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(23) in 2025 and $144 in 2024	(291)	(730)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2025 and $0 in 2024	7	—
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(11) in 2025 and $(8) in 2024	40	36
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(12) in 2025 and $27 in 2024	67	(160)
(Gains) losses transferred to earnings, net of income taxes of $4 in 2025 and $7 in 2024	(19)	(43)
Total other comprehensive earnings (losses)	(196)	(897)
Total comprehensive earnings	3,417	2,318
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	106	198
Comprehensive earnings attributable to PMI	$3,311	$2,120

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$4,037	$4,216
Trade receivables (less allowances of $25 in 2025 and $47 in 2024) (1)	4,796	3,789
Other receivables (less allowances of $23 in 2025 and $22 in 2024)	1,027	886
Inventories:
Leaf tobacco	2,300	2,080
Other raw materials	2,702	2,261
Finished product	5,265	5,112
	10,267	9,453
Other current assets	2,538	1,826
Total current assets	22,665	20,170
Property, plant and equipment, at cost	19,186	16,685
Less: accumulated depreciation	11,071	9,375
	8,115	7,310
Goodwill (Note 5)	17,181	16,600
Other intangible assets, net (Note 5)	11,146	11,327
Equity investments (Note 13)	3,133	2,654
Deferred income taxes	1,057	940
Other assets (less allowances of $12 in 2025 and $26 in 2024)	3,764	2,783
TOTAL ASSETS	$67,061	$61,784

(1) Includes trade receivables from related parties of $905 million and $691 million as of September 30, 2025, and December 31, 2024, respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024
LIABILITIES
Short-term borrowings (Note 11)	$1,880	$137
Current portion of long-term debt (Note 11)	6,339	3,392
Accounts payable	3,978	3,952
Accrued liabilities:
Marketing and selling	1,405	1,015
Taxes, except income taxes	5,332	6,904
Employment costs	1,402	1,305
Dividends payable	2,311	2,120
Other	3,237	2,832
Income taxes	835	1,258
Total current liabilities	26,719	22,915
Long-term debt (Note 11)	41,863	42,166
Deferred income taxes	1,999	2,517
Employment costs	3,222	2,940
Other liabilities	2,242	1,116
Total liabilities	76,045	71,654
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2025 and 2024)	—	—
Additional paid-in capital	2,400	2,335
Earnings reinvested in the business	35,557	32,869
Accumulated other comprehensive losses (Note 12)	(13,320)	(11,314)
	24,637	23,890
Less: cost of repurchased stock (552,694,135 and 554,470,731 shares in 2025 and 2024, respectively)	35,551	35,640
Total PMI stockholders’ deficit	(10,914)	(11,750)
Noncontrolling interests	1,930	1,880
Total stockholders’ deficit	(8,984)	(9,870)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$67,061	$61,784

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$9,598	$7,989

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	1,475	1,310
Impairment of goodwill and other intangibles (Note 5)	41	27
Loss on sale of Vectura Group (Notes 2 & 8)	—	198
Deferred income tax (benefit) provision	(433)	20
Restructuring charges, net of cash paid (Note 16)	216	134
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(709)	(987)
Inventories	(48)	1,265
Accounts payable	(28)	(261)
Accrued liabilities and other current assets	(2,479)	(643)
Income taxes	(564)	(241)
Pension plan contributions (Note 4)	(91)	(81)
Other	546	(515)
Net cash provided by (used in) operating activities	7,524	8,215

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(1,125)	(1,166)
Proceeds from sale of business, net of cash disposed (Note 2)	32	—
Acquisitions, net of acquired cash (Note 2)	—	44
Equity investments	(48)	(124)
Collateral posted/settlements for derivatives, (paid)/returned (Note 6)	(2,318)	(159)
Other	(80)	(128)
Net cash provided by (used in) investing activities	(3,539)	(1,533)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$1,733	$(1,452)
Issuances - maturities longer than 90 days	170	100
Repayments - maturities longer than 90 days	(170)	(433)
Long-term debt proceeds	3,596	5,194
Long-term debt repaid	(2,316)	(2,381)
Dividends paid	(6,329)	(6,091)
Collateral received/settlements for derivatives, received/(returned)	(815)	22
Noncontrolling interests activity and Other	(420)	(337)
Net cash provided by (used in) financing activities	(4,551)	(5,378)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	373	(149)

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	(193)	1,155
Balance at beginning of period	4,254	3,146
Balance at end of period	$4,061	$4,301

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $24 million and $43 million as of September 30, 2025 and 2024, respectively, and $38 million and $86 million as of December 31, 2024 and 2023, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2025 and 2024
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2024	$—	$2,285	$34,090	$(11,815)	$(35,785)	$1,779	$(9,446)
Net earnings			7,636			353	7,989
Other comprehensive earnings (losses), net of income taxes				(77)		(41)	(118)
Issuance of stock awards		(2)			144		142
Dividends declared (3.95 per share)			(6,170)				(6,170)
Dividends paid to noncontrolling interests						(360)	(360)
Acquisitions (Note 2)						159	159
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						91	91
Balances, September 30, 2024	$—	$2,283	$35,556	$(11,892)	$(35,641)	$1,981	$(7,713)
Balances, January 1, 2025	$—	$2,335	$32,869	$(11,314)	$(35,640)	$1,880	$(9,870)
Net earnings			9,207			391	9,598
Other comprehensive earnings (losses), net of income taxes				(2,006)		4	(2,002)
Issuance of stock awards		65			89		154
Dividends declared ($4.17 per share)			(6,519)				(6,519)
Dividends paid to noncontrolling interests						(345)	(345)
Balances, September 30, 2025	$—	$2,400	$35,557	$(13,320)	$(35,551)	$1,930	$(8,984)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2025 and 2024
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2024	$—	$2,249	$34,582	$(10,930)	$(35,645)	$1,802	$(7,942)
Net earnings			3,082			133	3,215
Other comprehensive earnings (losses), net of income taxes				(962)		65	(897)
Issuance of stock awards		34			4		38
Dividends declared ($1.35 per share)			(2,108)				(2,108)
Dividends paid to noncontrolling interests						(98)	(98)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests						79	79
Balances, September 30, 2024	$—	$2,283	$35,556	$(11,892)	$(35,641)	$1,981	$(7,713)
Balances, July 1, 2025	$—	$2,364	$34,376	$(13,153)	$(35,553)	$1,954	$(10,012)
Net earnings			3,478			135	3,613
Other comprehensive earnings (losses), net of income taxes				(167)		(29)	(196)
Issuance of stock awards		36			2		38
Dividends declared ($1.47 per share)			(2,297)				(2,297)
Dividends paid to noncontrolling interests						(130)	(130)
Balances, September 30, 2025	$—	$2,400	$35,557	$(13,320)	$(35,551)	$1,930	$(8,984)

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

Note 2. Acquisitions and Divestitures:

Sale of Vectura Group Ltd.

On September 17, 2024, PMI announced the execution of a definitive agreement pursuant to which PMI’s direct, wholly-owned subsidiary, Vectura Fertin Pharma Inc., agreed to sell Vectura Group Ltd. (formerly, Vectura Group plc, and hereinafter referred to as “Vectura” or "Vectura Group") to Molex Asia Holdings Ltd ("Molex"), subject to customary regulatory approval and other completion conditions. On December 31, 2024, PMI completed the sale of Vectura for an upfront cash consideration of GBP 152 million (approximately $191 million at exchange rate on sale completion date) and a short-term receivable of GBP 24 million (approximately $30 million at exchange rate on sale completion date) which was collected in the second quarter of 2025, reflecting certain customary completion account adjustments, with additional deferred payments of up to GBP 148 million (approximately $186 million at exchange rate on sale completion date), contingent on achievement of certain milestones over periods up to and through 2039. In addition, PMI agreed to indemnify Molex for certain claims related to the pre-completion period. As of September 30, 2025 and December 31, 2024, the liability related to the indemnity was not material.

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

On the acquisition date and as of December 31, 2024 and September 30, 2025, the reacquired rights were classified as Other intangible assets, net in PMI's consolidated balance sheets, and are being amortized over their useful life of 5 years.

Note 3. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At September 30, 2025, shares available for grant under the 2022 Plan were 16,941,945.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2025, shares available for grant under the plan were 845,900.

Restricted share unit (RSU) awards

During the nine months ended September 30, 2025 and 2024, shares granted to eligible employees and the weighted-average grant date fair value per share related to RSU awards were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2025	1,516,940	$ 145.46
2024	2,005,920	$ 89.58

Compensation expense related to RSU awards was as follows:

Compensation Expense Related to RSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2025	$ 131	$ 34
2024	$ 115	$ 31

As of September 30, 2025, PMI had $219 million of total unrecognized compensation cost related to non-vested RSU awards. The cost is recognized over the original restriction period of the awards, which is typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2025, 1,381,994 RSU awards vested. The grant date fair value of all the vested awards was approximately $145 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2025 was approximately $209 million.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Performance share unit (PSU) awards

During the nine months ended September 30, 2025 and 2024, PMI granted PSU awards to certain executives. The PSU awards require the achievement of certain performance metrics, which are predetermined at the time of grant, typically over a three-year performance cycle.

The performance metrics for such PSU's granted during the nine months ended September 30, 2025 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

The performance metrics, targets and relative weights for the PSU’s granted during the nine months ended September 30, 2025 were the same as the PSU’s granted during the nine months ended September 30, 2024, with the exception of the annual growth rate of adjusted diluted EPS metric goals, which was increased, and for changes to certain components of the Sustainability Index. In the Sustainability Index, certain KPIs were adjusted to reflect PMI’s developing sustainability strategy and the number of individual KPIs was reduced, both in acknowledgment of the maturity of certain programs measured by removed KPIs and to further focus management performance on the remaining Sustainability Index metrics.

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

During the nine months ended September 30, 2025 and 2024, shares granted to eligible employees and the grant date fair value per share related to PSU awards were as follows:

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
(b) Determined using the observed historical volatility.

Compensation expense related to PSU awards was as follows:

Compensation Expense Related to PSU Awards
(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2025	$ 66	$ 6
2024	$ 58	$ 9

As of September 30, 2025, PMI had $50 million of total unrecognized compensation cost related to non-vested PSU awards. The cost is recognized over the performance cycle of the awards, or upon death, disability or reaching the age of 58.

During the nine months ended September 30, 2025, 686,052 PSU awards vested. The grant date fair value of all the vested awards was approximately $84 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2025 was approximately $102 million.

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

Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net pension costs (income)	$(62)	$(58)	$(20)	$(19)
Net postemployment costs	88	93	30	31
Net postretirement costs	11	9	4	3
Total pension and other employee benefit costs	$37	$44	$14	$15

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Service cost	$178	$162	$62	$53
Interest cost	155	173	53	57
Expected return on plan assets	(322)	(299)	(112)	(99)
Amortization:
Net loss	107	69	40	23
Prior service cost (credit)	(2)	(1)	(1)	—
Net periodic pension cost	$116	$104	$42	$34
(1) Primarily non-U.S. based defined benefit retirement plans.

All of the amounts in the table above, other than service cost, are recognized in pension and other employee benefit costs in the condensed consolidated statement of earnings.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $91 million were made to the pension plans during the nine months ended September 30, 2025. Currently, PMI anticipates making additional contributions during the remainder of 2025 of approximately $68 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Note 5. Goodwill and Other Intangible Assets, net:

2025 Annual impairment review of goodwill and non-amortizable intangible assets

During the second quarter of 2025, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. As a result of updated financial projections, it was determined that the estimated fair value of a reporting unit included within the Europe segment was lower than its carrying value. Consequently, PMI recorded in the second quarter of 2025 a goodwill impairment charge of $41 million, which represented the entirety of the goodwill recorded in the reporting unit.

Each of PMI's reporting units had fair values substantially in excess of their carrying values. PMI continues to monitor the Wellness and Healthcare reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals and authorizations, and other market factors could result in future goodwill and other intangible asset impairments. In addition, there are risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the current economic, political, regulatory and social conditions as well as the foreign currency volatility. As of September 30, 2025, our Russian operations had approximately $4.5 billion in total assets, excluding intercompany balances, of which approximately $2.0 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles). Additionally, we hold a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia. For further details, see Note 13. Related Parties – Equity Investments and Other.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
Balances at December 31, 2024	$4,130	$3,251	$470	$8,749	$16,600
Changes due to:
Impairment	(41)	—	—	—	(41)
Measurement period adjustments		(7)	—	—	(7)
Currency	608	(32)	(5)	58	629
Balances, September 30, 2025	$4,697	$3,212	$465	$8,807	$17,181

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

At September 30, 2025, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB and Fertin Pharma A/S, as well as acquisitions in Indonesia, the Philippines, Egypt, Greece, Mexico, and Serbia.

In the second quarter of 2025, PMI finalized the measurement period adjustments related to its acquisition in Egypt of United Tobacco Company (UTC). For further details, see Note 2. Acquisitions and Divestitures.

Other Intangible Assets

Details of other intangible assets were as follows:

		September 30, 2025			December 31, 2024
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,729		$4,729	$4,446		$4,446
Amortizable intangible assets:
Trademarks	15 years	2,296	$962	1,334	2,134	$850	1,284
Reacquired commercialization rights for IQOS in the U.S.	4 years	2,777	787	1,990	2,777	370	2,407
Developed technology, including patents	7 years	352	151	201	320	121	199
Customer relationships and other	10 years	3,884	992	2,892	3,712	721	2,991
Total other intangible assets		$14,038	$2,892	$11,146	$13,389	$2,062	$11,327

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with the final purchase price allocation of PMI's acquisition in Egypt in the second quarter of 2024 (see Note 2. Acquisitions and Divestitures for further details). The increase since December 31, 2024, was mainly due to currency movements of $263 million and measurement period adjustments related to the final purchase price allocation of UTC acquisition in Egypt of $25 million.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

The increase in the gross carrying amount of amortizable intangible assets from December 31, 2024, was primarily due to currency movements of $361 million.

The change in the accumulated amortization from December 31, 2024, was mainly due to the 2025 amortization of $746 million, combined with currency movements of $84 million. The amortization of intangibles for the nine months ended September 30, 2025 was recorded in cost of sales ($16 million) and in marketing, administration and research costs ($730 million) on PMI's condensed consolidated statements of earnings.

Amortization expense for each of the next five years is estimated to be approximately $996 million or less, assuming no additional transactions occur that require the amortization of intangible assets. This amount includes amortization of IQOS commercialization rights in the U.S. (see Note 2. Acquisitions and Divestitures).

Note 6. Financial Instruments:

Overview

PMI operates globally with manufacturing and sales facilities in various locations around the world and is exposed to risks such as changes in foreign currency exchange rates and interest rates. As a result, PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, (collectively referred to as "foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in foreign currency exchange and interest rates related to net investments in foreign operations, as well as third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indonesian rupiah, Japanese yen, Mexican peso, Philippine peso, Polish zloty, Russian ruble and Swiss franc.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At September 30, 2025	At December 31, 2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$29,349	$25,149
Interest rate contracts	7,450	3,000
Commodity contracts	6	9
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	16,030	15,942
Total	$52,835	$44,100

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	September 30, 2025	December 31, 2024	Balance Sheet Classification	September 30, 2025	December 31, 2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$372	$772	Other accrued liabilities	$414	$7
	Other assets	106	299	Other liabilities	1,002	60
Interest rate contracts	Other current assets	7	—	Other accrued liabilities	40	50
	Other assets	77	4	Other liabilities	—	3
Commodity contracts	Other current assets	—	—	Other accrued liabilities	1	—
	Other assets	—	—	Other liabilities	—	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	81	331	Other accrued liabilities	463	69
	Other assets	—	12	Other liabilities	247	58
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$643	$1,418		$2,167	$247
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(461)	(218)		(461)	(218)
Cash collateral received/pledged		(91)	(863)		(1,591)	(18)
Net amount		$91	$337		$115	$11

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate contracts is determined by using the prevailing foreign exchange spot rates and interest rate differentials, and the respective maturity dates of the instruments. The fair value of PMI’s currency options is determined by using a Black-Scholes methodology based on foreign exchange spot rates and interest rate differentials, currency volatilities and maturity dates. The fair value of PMI’s commodity contracts is determined by using the prevailing market spot and futures prices and the respective maturity dates of the instruments. PMI’s derivative contracts have been classified within Level 2 at September 30, 2025 and December 31, 2024.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the nine months ended September 30, 2025 and 2024, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2025	2024		2025	2024	2025	2024
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(201)	$104	Net revenues	$79	$133
			Cost of sales	—	—
			Marketing, administration and research costs	(31)	4
			Interest expense, net	(1)	(7)
Interest rate contracts	2	51	Interest expense, net	41	37
Commodity contracts	—	(1)	Cost of sales	(6)	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$70	$(7)
Net investment hedges (b):
Foreign exchange contracts	(1,940)	(52)	Interest expense, net (c)			219	221
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			278	214
			Marketing, administration and research costs (d)			(1,359)	13
Total	$(2,139)	$102		$82	$167	$(792)	$441
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represent the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are largely offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended September 30, 2025 and 2024, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2025	2024		2025	2024	2025	2024
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$78	$(184)	Net revenues	$16	$43
			Cost of sales	—	—
			Marketing, administration and research costs	(4)	(3)
			Interest expense, net	—	(2)
Interest rate contracts	1	(3)	Interest expense, net	13	12
Commodity contracts	—	—	Cost of sales	(2)	—
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$4	$10
Net investment hedges (b):
Foreign exchange contracts	52	(630)	Interest expense, net (c)			78	74
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			95	115
			Marketing, administration and research costs (d)			(9)	(419)
Total	$131	$(817)		$23	$50	$168	$(220)
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2025, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through May 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of September 30, 2025 was $5,124 million, of which $640 million was recorded in current portion of long-term debt and $4,484 million was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $(55) million as of September 30, 2025.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2025 and 2024, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $2 million and $(18) million, respectively. For the three months ended September 30, 2025 and 2024, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $2 million and $(23) million, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Gain as of beginning of period,	$467	$241	$182	$433
Derivative (gains)/losses transferred to earnings	(69)	(137)	(19)	(43)
Change in fair value	(168)	126	67	(160)
Gain as of September 30,	$230	$230	$230	$230

At September 30, 2025, PMI expects $49 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

Certain PMI investments, which are comprised primarily of U.S. dollar denominated bonds in Argentina, have been classified within Level 1 and had a fair value of $292 million at September 30, 2025. For the nine months and three months ended September 30, 2025, the gross unrealized pre-tax gains (losses) on these investments were immaterial.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Net earnings attributable to PMI	$9,207	$7,636	$3,478	$3,082
Less distributed and undistributed earnings attributable to share-based payment awards (1)	26	22	10	9
Net earnings for basic and diluted EPS	$9,181	$7,614	$3,468	$3,073
Weighted-average shares for basic EPS	1,556	1,554	1,557	1,555
Plus contingently issuable performance stock units (PSUs)(1)	2	2	1	1
Weighted-average shares for diluted EPS	1,558	1,556	1,558	1,556
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

Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Nine Months Ended September 30, 2025
Net revenues	$12,513	$8,942	$5,207	$3,624	$30,286
Less:
Cost of sales	3,286	3,800	1,512	1,208	9,806
Marketing, administration and research costs	3,931	1,987	1,083	1,919	8,920
Impairment of goodwill	41	—	—	—	41
Operating income	$5,255	$3,155	$2,612	$497	$11,519
For the Nine Months Ended September 30, 2024
Net revenues	$11,547	$8,393	$4,959	$3,273	$28,172
Less:
Cost of sales	3,318	3,909	1,573	1,106	9,906
Marketing, administration and research costs	3,432	1,861	1,082	1,748	8,123
Operating income	$4,797	$2,623	$2,304	$419	$10,143

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Three Months Ended September 30, 2025
Net revenues	$4,719	$3,273	$1,768	$1,085	$10,845
Less:
Cost of sales	1,175	1,359	535	418	3,487
Marketing, administration and research costs	1,394	679	387	635	3,095
Operating income	$2,150	$1,235	$846	$32	$4,263
For the Three Months Ended September 30, 2024
Net revenues	$4,197	$2,964	$1,602	$1,148	$9,911
Less:
Cost of sales	1,165	1,361	468	372	3,366
Marketing, administration and research costs	1,263	643	346	639	2,891
Operating income	$1,769	$960	$788	$137	$3,654

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Net revenues:
Combustible tobacco:
Europe	$6,713	$6,467	$2,478	$2,322
SSEA, CIS & MEA	7,670	7,390	2,753	2,612
EA, AU & PMI GTR	1,851	1,889	649	673
Americas	1,551	1,653	520	527
Total Combustible tobacco	17,786	17,399	6,400	6,134
Smoke-free:
Europe	5,800	5,080	2,241	1,875
of which, Wellness & Healthcare	166	246	57	76
SSEA, CIS & MEA	1,272	1,003	520	352
EA, AU & PMI GTR	3,356	3,070	1,119	929
Americas	2,073	1,620	565	621
Total Smoke-free	12,500	10,773	4,445	3,777

Total PMI net revenues	$30,286	$28,172	$10,845	$9,911
Note: Sum of product categories or Regions might not foot to total PMI due to rounding.

Items affecting the comparability of results from operations were as follows:
•Restructuring charges - See Note 16. Restructuring Activities for a breakdown of these costs by segment for the nine months ended September 30, 2025 and 2024.
•Impairment of goodwill – See Note 5. Goodwill and Other Intangible Assets, net for details of the $41 million of goodwill impairment charge recorded in the Europe segment for the nine months ended September 30, 2025.
•Germany excise tax classification litigation charge – See Note 9. Contingencies for details of the $176 million pre-tax charge recorded in the Europe segment for the nine months and three months ended September 30, 2025.
•Loss on sale of Vectura Group – In September 2024, PMI announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, PMI recorded in the third quarter of 2024 an impairment charge of $198 million related to Vectura's classification as held for sale. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the nine months and three months ended September 30, 2024, and was included in the Europe segment results. On December 31, 2024, PMI completed the sale. For further details, see Note 2. Acquisitions and Divestitures.
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

Other segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization expense:
Europe	$402	$434	$142	$139
SSEA, CIS & MEA	216	227	78	75
EA, AU & PMI GTR	150	131	49	43
Americas	707	518	236	241
Total depreciation and amortization expense	$1,475	$1,310	$505	$498

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2025	2024	2025	2024
Capital expenditures:
Europe	$541	$713	$147	$213
SSEA, CIS & MEA	147	212	36	42
EA, AU & PMI GTR	11	16	2	4
Americas	426	225	180	120
Total capital expenditures	$1,125	$1,166	$365	$379

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
After assessing the information available to it, except as stated otherwise in this Note 9. Contingencies, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending cases mentioned in this Note 9. Contingencies; (ii) management is unable to estimate the possible loss or range of loss for any of these cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.
Approval and Implementation of CCAA Plan
As a result of the Court of Appeal of Quebec’s decision in both the Létourneau and Blais cases described below, our subsidiary, Rothmans, Benson & Hedges Inc. (“RBH”), and the other defendants, JTI Macdonald Corp. ("JTIM"), and Imperial Tobacco Canada Limited ("ITL"), sought protection in the Ontario Superior Court of Justice under the Companies’ Creditors Arrangement Act (“CCAA”) on March 22, March 8, and March 12, 2019, respectively. CCAA is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course. The initial CCAA order made by the Ontario Superior Court on March 22, 2019 authorized RBH to pay all expenses incurred in carrying on its business in the ordinary course after the CCAA filing, including obligations to employees, vendors, and suppliers. RBH's financial results have been deconsolidated from our consolidated financial statements since March 22, 2019.

During the CCAA proceedings, there was a comprehensive stay of all combustible tobacco product-related litigation pending in Canada against RBH and the other defendants, including PMI and our indemnitees (PM USA and Altria), namely, the smoking and health class actions filed in various Canadian provinces and health care cost recovery actions. These proceedings are presented below under the caption “Stayed Litigation — Canada” and have now been released under the CCAA Plan (as discussed further herein). Ernst & Young Inc. served as monitor of RBH in the CCAA proceedings.

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

Following a judicial hearing on the Sanction Motion, RBH, JTIM and ITL reached a consensual resolution of all outstanding objections to the Proposed Plan filed by RBH, JTIM and ITL, including the RBH Objection, that resulted in amendments to the Proposed Plan that, among other things, permitted RBH to retain CAD 750 million (approximately $536 million) in accumulated cash.

On March 6, 2025, the CCAA court issued a decision approving the Proposed Plan as amended (the "Plan"). Implementation of the Plan was subject to certain conditions precedent, including execution and delivery of definitive documentation, such as execution of contractual releases.

The Plan was implemented and became effective on August 29, 2025 (the "Effective Date").

Under the resolution contemplated by the Plan, as approved by the CCAA Court and implemented on the Effective Date, RBH, JTIM, and ITL will pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.1 billion). This amount will be funded by an upfront payment equal to the companies’ cash and cash equivalents on hand plus court deposits, less the CAD 750 million that RBH was permitted to retain ("Upfront Contribution"), as well as annual payments based on a percentage of the companies’ aggregate net income after taxes (excluding that generated by alternative products such as heat-not-burn, nicotine pouches, and e-vapor) until the global settlement amount is paid in full. The companies, including RBH, made the Upfront Contribution on the Effective Date. Annual contributions start at 85% of net after-tax income ("NATI"), with a five-percentage point reduction in NATI every five years until reaching 70%. Annual contributions are contingent on positive NATI of RBH. Such payment obligations concern only RBH and not PMI. Moreover, the Plan, as implemented, releases RBH and its affiliates, including PMI and its indemnitees, from claims relating to the manufacture, marketing, sale, or use of or exposure to, RBH’s combustible and traditional smokeless tobacco products based on conduct prior to the Effective Date. Related litigation will be dismissed—including those actions described in the section below entitled “Stayed Litigation – Canada.” Alternative product businesses (including heat-not-burn, e-vapor, and nicotine pouches) will be transferred to an RBH affiliate, consistent with the terms of the Plan. The Plan also contains a number of operating covenants that will govern RBH’s business going forward until the settlement amount has been paid.

For additional information concerning the fair value of PMI’s continuing investment in RBH, see Note 13. Related Parties – Equity Investments and Other.
Stayed Litigation — Canada
Under the Plan, as ordered by the CCAA Court and implemented, the claims set forth in the sections entitled “Smoking and Health Litigation — Canada” and “Health Care Cost Recovery Litigation — Canada” have been released, and the related cases must be dismissed. We expect these cases to be dismissed in due course.
Smoking and Health Litigation — Canada

In the first class action pending in Canada, Conseil Québécois Sur Le Tabac Et La Santé and Jean-Yves Blais v. Imperial Tobacco Canada Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in November 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Blais Class Action"). The plaintiffs, an anti-smoking organization and an individual smoker, sought compensatory and punitive damages for each member of the class who suffers allegedly from certain smoking-related diseases. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and found that the class members’ compensatory damages totaled approximately CAD 15.5 billion (approximately $11.0 billion), including pre-judgment interest. The trial court awarded compensatory damages on a joint and several liability basis, allocating 20% to our subsidiary (approximately CAD 3.1 billion (approximately $2.2 billion) including pre-judgment interest). In addition, the trial court awarded CAD 90,000 (approximately $64,000) in punitive damages, allocating CAD 30,000 (approximately $21,400) to RBH. The trial court estimated the disease class at 99,957 members. RBH appealed to the Court of Appeal of Quebec. In October 2015, the Court of Appeal ordered RBH to furnish security totaling CAD 226 million (approximately $161 million) to cover both the Létourneau and Blais cases, which RBH paid

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in installments through March 2017. The Court of Appeal ordered Imperial Tobacco Canada Ltd. to furnish security totaling CAD 758 million (approximately $540 million) in installments through June 2017. JTI Macdonald Corp. was not required to furnish security in accordance with plaintiffs’ motion. The Court of Appeal ordered that the security is payable upon a final judgment of the Court of Appeal affirming the trial court’s judgment or upon further order of the Court of Appeal.

On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the compensatory and punitive damages award while reducing the total amount of compensatory damages to approximately CAD 13.5 billion (approximately $9.6 billion), including interest due to the trial court’s error in the calculation of interest. The compensatory damages award is on a joint and several basis with an allocation of 20% to RBH (approximately CAD 2.7 billion (approximately $1.9 billion), including pre-judgment interest). The Court of Appeal upheld the trial court’s findings that defendants violated the Civil Code of Quebec, the Quebec Charter of Human Rights and Freedoms, and the Quebec Consumer Protection Act by failing to warn adequately of the dangers of smoking and by conspiring to prevent consumers from learning of the dangers of smoking. The Court of Appeal further held that the plaintiffs either need not prove, or had adequately proven, that these faults were a cause of the class members’ injuries. In accordance with the judgment, defendants were required to deposit their respective portions of the damages awarded in both the Létourneau case described below and the Blais case, approximately CAD 1.1 billion (approximately $783 million), into trust accounts within 60 days. RBH’s share of the deposit was approximately CAD 257 million (approximately $194 million). PMI recorded a pre-tax charge of $194 million in its consolidated results, representing $142 million net of tax, as tobacco litigation-related expense, in the first quarter of 2019. The charge reflected PMI’s assessment of the portion of the judgment that represented probable and estimable loss prior to the deconsolidation of RBH and corresponded to the trust account deposit required by the judgment.

In the second class action pending in Canada, Cecilia Létourneau v. Imperial Tobacco Ltd., Rothmans, Benson & Hedges Inc. and JTI-Macdonald Corp., Quebec Superior Court, Canada, filed in September 1998, RBH and other Canadian cigarette manufacturers (Imperial Tobacco Canada Ltd. and JTI-Macdonald Corp.) are defendants (the "Létourneau Class Action").  The plaintiff, an individual smoker, sought compensatory and punitive damages for each member of the class who is deemed addicted to smoking. The class was certified in 2005. The trial court issued its judgment on May 27, 2015. The trial court found RBH and two other Canadian manufacturers liable and awarded a total of CAD 131 million (approximately $93 million) in punitive damages, allocating CAD 46 million (approximately $33 million) to RBH. The trial court estimated the size of the addiction class at 918,000 members but declined to award compensatory damages to the addiction class because the evidence did not establish the claims with sufficient accuracy. The trial court found that a claims process to allocate the awarded punitive damages to individual class members would be too expensive and difficult to administer. On March 1, 2019, the Court of Appeal issued a decision largely affirming the trial court’s findings of liability and the total amount of punitive damages awarded allocating CAD 57 million (approximately $41 million), including interest to RBH. See the Blais description above for further detail concerning the security order pertaining to both Létourneau and Blais cases and the impact of the decision on PMI’s financial statements.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Combustible tobacco products litigation

Since 1995, more than 600 combustible tobacco product-related cases, including smoking and health, label-related, health care cost recovery, and public civil actions, have been filed by governmental entities or individual plaintiffs, or on behalf of a class or purported class of individual plaintiffs against a PMI entity. All cases resolved by final and non-appealable liability judgment have been terminated in our favor and only a small number of cases remain pending. The pending cases include nine proposed class actions (all of which have been released and will be dismissed pursuant to the CCAA Plan), seventeen health care cost recovery cases (ten of which have been released and will be dismissed pursuant to the CCAA Plan), one public civil action, and individual cases. The amounts at issue in the pending individual cases would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position. Of the pending combustible tobacco product-related cases, three were initially decided in favor of plaintiffs. These three cases include the Blais Class Action and the Létourneau Class Action, which are described above under the caption "Smoking and Health Litigation — Canada," and will be dismissed pursuant to the CCAA Plan, and one individual case that remains on appeal, where final resolution in the amount of the verdict would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

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
As of September 30, 2025, there were nine cases brought on behalf of classes of individual plaintiffs pending against us, our subsidiaries or indemnitees, compared with nine such cases on September 30, 2024. Such cases are described above under the caption “Smoking and Health Litigation — Canada,” have been released under the CCAA Plan and will be formally dismissed.

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
As of September 30, 2025, there were 17 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Canada (10), Korea (1) and Nigeria (5), from 17 such cases on September 30, 2024.

The health care cost recovery actions pending in Canada are described above under the caption “Health Care Cost Recovery Litigation — Canada.” These cases have been released under the CCAA Plan, and will be formally dismissed.

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

In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges, among other things, that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. The appellate court granted the Plaintiff a de novo appeal in 2021 and determined that the appellate proceedings would take place in stages: wrongful conduct/product defect allegations first, then causation and finally issues such as standing/direct action. The parties filed final appellate submissions in August 2025. The appellate court may issue a decision in the coming months.

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

As of September 30, 2025, there was one public civil action pending against our subsidiary in Venezuela (1), compared with one such case on September 30, 2024.

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

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed on March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiff’s fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff's amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add two additional named plaintiffs. Darryl Maultsby and Griffin Dykes, as well as a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 22, 2025, defendants filed a motion to dismiss the FDUTPA claim.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the third case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On June 3, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim.

In the fourth case, an individual complaint, Lendinara v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On September 19, 2024, the court granted the parties’ joint motion to apply its decisions on the motions to dismiss in Palmer to the Lendinara matter, including granting plaintiff’s request to conduct jurisdictional discovery and setting the same timeline for plaintiff to amend his complaint. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiffs’ fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Palmer, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim.

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

In the sixth case, an individual complaint, Friedman v. Philip Morris International Inc., et al., filed April 2, 2025, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as a negligence claim, and is seeking compensatory and punitive damages, attorney’s fees and costs, and interest. The defendants filed their answers to Plaintiffs’ complaint on May 5, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend her complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim.

In the seventh case, Mayor and City Council of Baltimore v. Philip Morris International Inc. et al, filed May 7, 2025, before the Circuit Court for Baltimore City, Maryland, the City of Baltimore alleges that the defendants have violated the City of Baltimore’s Consumer Protection Ordinance by, among other things, marketing ZYN products in a deceptive manner. The complaint names PMI, Swedish Match North America LLC, and Swedish Match USA Inc. as defendants. Plaintiff alleges, among other things, that defendants marketed ZYN products to minors and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts that defendants’ actions violate the prohibition on “unfair, abusive, or deceptive trade practices” in the Consumer Protection Ordinance and seeks monetary and injunctive relief. The Complaint was served on Defendants on June 9, 2025. On July 7, 2025, Defendants removed the case to the United States District Court for the District of Maryland. On August 6, 2025, Plaintiff filed a motion to remand the case back to state court. That motion is now fully briefed and remains pending. Defendants have not yet answered or otherwise responded to the complaint. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the eighth case, an individual complaint, Maultsby v. Philip Morris International Inc., et al, filed August 5, 2025, before United States District Court for the Middle District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as a negligence claim, and is seeking compensatory and punitive damages, attorney’s fees and costs, and interest. Defendants have not yet answered or otherwise responded to the complaint. On September 15, 2025, Plaintiff in the Kelly case moved to amend the complaint in that matter to add Darryl Maultsby as a named plaintiff in the class action proceeding.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In the ninth case, an individual complaint, Dykes v. Philip Morris International Inc., et al, filed August 5, 2025, before United States District Court for the Northern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as a negligence claim, and is seeking compensatory and punitive damages, attorney’s fees and costs, and interest. Defendants have not yet answered or otherwise responded to the complaint. On September 15, 2025, Plaintiff in the Kelly case moved to amend the complaint in that matter to add Griffin Dykes as a named plaintiff in the class action proceeding.

In the tenth case, Austin Siegert v. Philip Morris International Inc. et al, filed September 26, 2025, before the United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN in the United States and (ii) a subclass of persons who purchased ZYN in New York. Plaintiff alleges, among other things, that defendants misrepresented that ZYN is tobacco-free; misled consumers regarding ZYN’s nicotine strength and addictive potential; and deployed misleading advertisements geared towards those under the legal age. Plaintiff asserts claims for violations of New York General Business Law § 349 (deceptive and unfair trade practices); violations of New York General Business Law § 350 (misleading advertising); violations of state consumer protection statutes; and breaches of the implied warranty of merchantability. Plaintiff seeks compensatory, statutory and punitive damages, attorney’s fees and expenses, prejudgment interest, and declaratory and injunctive relief. Defendants have not yet been served with the complaint. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding, and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Other Litigation

On November 18, 2024, a putative class action, Neumark v. Swedish Match North America LLC, was filed before United States District Court for the Eastern District of Virginia. The complaint named Swedish Match North America LLC as the defendant. Plaintiff alleged that Swedish Match North America LLC violated federal and state antitrust laws by, among other things, driving a competitor from the market through purportedly baseless litigation and entering into an allegedly anticompetitive agreement with PMI whereby PMI, through an indirect subsidiary, acquired Swedish Match North America LLC and eliminated itself as a competitor in the U.S. nicotine pouch market. Plaintiff asserted claims under the Sherman Antitrust Act, the Clayton Antitrust Act, state antitrust law, and for unjust enrichment. Plaintiff sought to represent (i) all natural persons, businesses, entities, and corporations in the United States who purchased ZYN at retail during the class period; and (ii) all natural persons, businesses, entities, and corporations in the United States who live in states that have certain antitrust statutes who purchase ZYN at retail during the class period. Plaintiff sought damages (including treble damages as available under antitrust laws), costs, attorneys’ fees, disgorgement of profit, pre- and post-judgment interest, and declaratory and injunctive relief (including a declaration that the acquisition of Swedish Match North America LLC by PMI was unlawful and must result in divestiture or be enjoined). On January 15, 2025, Swedish Match North America LLC filed a motion to dismiss the complaint with prejudice. Rather than respond to the motion, Plaintiff filed an amended complaint ("Amended Complaint") on February 10, 2025. The Amended Complaint added an additional named plaintiff, dropped Plaintiff's baseless litigation theory and named PMI as a defendant in its merger challenge claim. Swedish Match North America and PMI filed a motion to dismiss on March 3, 2025. On September 18, 2025, the Court granted defendants' motion to dismiss the Amended Complaint in its entirety, with prejudice.

The Department of Special Investigations of the government of Thailand ("DSI") conducted an investigation into alleged underpayment by Philip Morris (Thailand) Limited ("PM Thailand") of customs duties and excise taxes relating to imports from Indonesia covering the period 2000-2003. On January 26, 2017, the Public Prosecutor filed charges against PM Thailand and its former Thai employee in the Bangkok Criminal Court alleging that PM Thailand and its former employee jointly and with the intention to defraud the Thai government under-declared import prices of cigarettes to avoid full payment of taxes and duties in connection with import entries during the period from January 2002 to July 2003. The government sought a fine of approximately THB 19.8 billion (approximately $606 million). In May 2017, Thailand enacted a new customs act. The new act, which took effect in November 2017, substantially limits the amount of fines that Thailand could seek in these proceedings. PM Thailand believes that its declared import prices are in compliance with the Customs Valuation Agreement of the World Trade Organization and Thai law, and that the allegations of the Public Prosecutor are inconsistent with several decisions

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
already taken by Thai Customs and a Thai court. Trial in the case began in November 2018 and concluded in December 2019. In March 2020, the trial court found our subsidiary guilty of under-declaration of the prices and imposed a fine of approximately THB 130 million (approximately $4 million). The trial court dismissed all charges against the individual defendant. In April 2020, as required by Thai law, our subsidiary paid the fine. This payment was included in other assets on the consolidated balance sheets and negatively impacted net cash provided by operating activities in the consolidated statements of cash flows in the period of payment. Our subsidiary filed an appeal of the trial court's decision. In addition, the Public Prosecutor filed an appeal of the trial court's decision challenging the dismissal of charges against the individual defendant and the amount of the fine imposed. The appellate court issued its decision on the appeals on January 31, 2023. The appellate court affirmed the findings of under-declaration of import prices of cigarettes but reduced the fine imposed by the trial court. The appellate court directed the Public Prosecutor to coordinate with customs officials to calculate such reduced fine in accordance with the appellate court’s decision. The appellate court affirmed the acquittal of the individual defendant. Our subsidiary appealed the decision to the Supreme Court of Thailand. The Public Prosecutor filed an appeal to the Supreme Court of Thailand challenging the dismissal of charges against the individual defendant and the amount of the fine. On October 9, 2025, the Supreme Court of Thailand issued its decision. The Supreme Court determined that the majority of imports at issue had not been under-declared, affirmed the findings of under-declaration of import prices of cigarettes with respect to certain imports, and further reduced the fine imposed to THB 20 million (approximately $0.6 million). The Supreme Court also affirmed the acquittal of the individual defendant. Thailand is required to refund the payment made by our subsidiary in 2020 in excess of the THB 20 million (approximately $0.6 million) fine ultimately assessed by the Supreme Court.

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. On September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. British American Tobacco Italia S.p.a. has filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $58 million) in damages. After various postponements, the trial started on September 25, 2023, and is expected to continue through 2025. PM Italia believes it has strong defenses to the charges against it and will defend them vigorously.

Following an October 2020 final decision by the highest court in Brazil in tax litigation pertaining to overpayments of certain indirect taxes, our affiliate modified the methodology for calculation of the deduction applicable to the indirect taxes at issue. The Brazilian Tax Authority objected to such methodology and, on December 3, 2024, served our affiliate with notice of an assessment alleging underpayments of these indirect taxes during the 2020 fiscal year, for approximately BRL 137 million ($26 million). On March 31, 2025, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2021 fiscal year, for approximately BRL 211 million ($40 million). Our affiliate believes it is probable that the Brazilian Tax Authority will issue assessments alleging underpayment of indirect taxes for subsequent fiscal years. We disagree with the position of the Brazilian Tax Authority and will defend vigorously.

On August 2, 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes. On August 7, 2024, PM Germany formally objected to the classification of TEREA as a cigarette. On October 17, 2024, PM Germany filed a suit with the Fiscal Court in Düsseldorf (“FC Düsseldorf”) against the tax classification as cigarettes. The associated tax assessment was received by PM Germany on December 9, 2024 indicating a payment amount of EUR 141 million, subsequently increased to EUR 151 million (approximately $176 million) for the withdrawal of TEREA heat-not-burn tax stamps since the launch of TEREA in Germany, covering the period of February 15, 2023 through August 1, 2024. An appeal including suspension of proceedings and execution was submitted on January 9, 2025. In April 2025 PM Germany paid the amount outstanding which was recorded in Other assets in the consolidated balance sheets and negatively impacted cash provided by operating activities in the consolidated statements of cash flows in the period of payment. An oral hearing was held before the FC Düsseldorf on July 15, 2025. Following the hearing, on July 22, 2025, PM Germany was notified of the Fiscal Court Düsseldorf’s decision to make a limited referral to the European General Court. On September 17, 2025, PM Germany filed a request to withdraw the proceedings. On September 22, 2025, the FC Düsseldorf decided to discontinue the proceedings with immediate effect, and to withdraw the referral to the European General Court. As a result, the amount of the tax assessment, $176 million was recorded

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
in marketing, administration and research costs in the condensed consolidated statements of earnings for the nine months and three months ended September 30, 2025.

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

In July and August 2024, respectively, FTKK filed two patent infringement actions against Sojitz, PMJL’s importer and distributor, for alleged infringement of two patents by TEREA consumables. FTKK asserted a claim for damages in these two actions. PMJL was obligated to indemnify Sojitz for damages and intervened in these matters. After receiving in August 2025 an indicative view from the Tokyo District Court that FTKK's patents were not infringed, FTKK withdrew its claims and the matters were terminated in September 2025.

Between November 2024 and March 2025, FTKK filed nine additional patent infringement actions against Sojitz for alleged infringement of nine new FTKK patents by TEREA and SENTIA consumables. FTKK asserts a claim for damages in these actions. Between February 2025 and July 2025, FTKK filed eight patent infringement actions against Sojitz seeking a preliminary injunction. The patents FTKK has asserted in each of these actions were previously asserted by FTKK in earlier filed (and still pending) actions seeking monetary damages. PMJL is obligated to indemnify Sojitz for damages and has intervened in all of these matters. Merits proceedings in these matters are at various stages.

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

On June 5, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, PMJL’s importer and distributor, on the basis of alleged infringement of another FTKK patent. FTKK is seeking an order to stop the importation of TEREA and SENTIA consumables. At this time, FTKK is not seeking any monetary damages or costs. PMJL entered an appearance in the proceeding as an interested party and filed its opposition to FTKK’s application on July 9, 2025. A hearing before Customs officials was held on September 18, 2025. On October 14, 2025, expert advisors to Tokyo Customs provided their opinion that the patent at issue in the Customs matter is not infringed.

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

On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law in the U.S. The Act contains several provisions related to corporate income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. While PMI is still evaluating the full extent of the Act’s impact, PMI does not expect these provisions and modifications to have a material impact on its 2025 consolidated financial statements.

PMI’s effective tax rates for the nine months and three months ended September 30, 2025 were 19.2% and 18.7%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2024 were 23.1% and 21.3%, respectively.

The effective tax rate for the nine months ended September 30, 2025 was favorably impacted by: (i) a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($369 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity, (ii) benefits related to an interest expense election primarily driven by a reduction in tax costs associated with global intangible low-taxed income (including $174 million for 2024) and (iii) refunds expected on amended tax returns filed in Germany ($89 million); partially offset by: (i) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($143 million), (ii) tax impacts of the RBH (Canada) Plan Implementation ($166 million), (iii) valuation allowances recorded on deferred tax assets related to U.S. foreign tax credits ($50 million), and (iv) the recognition of current tax expense related to the potential disallowance of intercompany transactions in Indonesia ($46 million). For further details on the RBH (Canada) Plan Implementation, see Note 9. Contingencies and Note 13. Related Parties - Equity Investments and Other.

The effective tax rate for the nine months ended September 30, 2024 was unfavorably impacted by: (i) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($185 million) and (ii) an impairment loss related to the sale of Vectura Group, partially offset by (i) a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($9 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity; and (ii) a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI's investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela ($47 million). For further details on the impairment loss related to the sale of Vectura Group and PMI's ceased operations in Venezuela, see Note 2. Acquisitions and Divestitures and Note 16. Restructuring Activities, respectively.

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

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 2.9 trillion Indonesian rupiah (approximately $176 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2017 to 2022. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at September 30, 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 11. Indebtedness:
Short-term Borrowings:

At September 30, 2025 and December 31, 2024, PMI’s short-term borrowings and related average interest rates consisted of the following:

	September 30, 2025		December 31, 2024
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$1,685	4.1%	$—	—%
Bank loans	195	11.8	137	8.6
	$1,880		$137

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings, based on current market interest rates, approximate carrying value.

Long-term Debt:

At September 30, 2025 and December 31, 2024, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2025	December 31, 2024
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.677%), due through 2044	$36,405	$35,297
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 2.121%), due through 2039	8,252	7,082
Euro credit facility borrowing related to Swedish Match AB acquisition, (interest rate 2.546%), due 2027	2,930	2,610
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	260	218
Other (average interest rate 4.981%), due through 2032 (a)	355	351
Carrying value of long-term debt	48,202	45,558
Less current portion of long-term debt	6,339	3,392
	$41,863	$42,166
(a) Includes long-term bank loans at subsidiaries, as well as $92 million and $67 million in finance leases at September 30, 2025 and December 31, 2024, respectively.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At September 30, 2025, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	September 30, 2025
Level 1	$44,606
Level 2	3,332

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

On November 21, 2024, PMI prepaid approximately €3 billion (approximately $3.2 billion), including outstanding principal and accrued interest, representing all borrowings outstanding under the 3-year tranche of the senior unsecured term loan facility. As of September 30, 2025, borrowings in the amount of €2.5 billion (approximately $2.9 billion) under the 5-year tranche of the term loan facility remained outstanding.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Debt Issuances

PMI's debt issuances in the first nine months of 2025 were as follows:

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
At September 30, 2025, PMI's total committed revolving credit facilities were as follows:

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

At September 30, 2025, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.8 billion at September 30, 2025, and approximately $2.1 billion at December 31, 2024. Borrowings under these arrangements and other bank loans amounted to $195 million at September 30, 2025, and $137 million at December 31, 2024.

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	September 30, 2025	December 31, 2024	September 30, 2024
Currency translation adjustments	$(11,241)	$(9,320)	$(9,636)
Pension and other benefits	(2,309)	(2,461)	(2,486)
Derivatives accounted for as hedges	230	467	230
Total accumulated other comprehensive losses	$(13,320)	$(11,314)	$(11,892)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2025 and 2024. For additional information, see Note 2. Acquisitions and Divestitures and Note 16. Restructuring Activities for disclosures related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses, Note 4. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 6. Financial Instruments for disclosures related to derivative financial instruments.

Note 13. Related Parties - Equity Investments and Other:

Equity Method Investments:

At September 30, 2025 and December 31, 2024, PMI had total equity method investments of $977 million and $1,005 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2025 and December 31, 2024, exceeded our share of the investees' book value by $1,022 million and $1,060 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at September 30, 2025 and December 31, 2024 of $161 million and $152 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At September 30, 2025 and December 31, 2024, PMI received year-to-date dividends from equity method investees of $162 million and $151 million, respectively.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of September 30, 2025 had a carrying value of $305 million. Additionally, there was approximately $538 million of cumulative foreign currency translation losses associated with TKM reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of September 30, 2025. Previously TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), Dutch holding company in which PMI holds 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. As a result of the transfer of shares, PMI recorded a tax charge of $77 million in the fourth quarter of 2024, primarily reflecting additional deferred withholding taxes related to the TKM pre-localization earnings and other adjustments of accumulated earnings of the Russian subsidiary. As of September 30, 2025, there are risks related to this investment as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

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

Additionally, as part of its Wellness and Healthcare business strategy, PMI holds non-controlling equity interests in certain companies, which as of September 30, 2025 had a carrying value of $27 million. During the third quarter of 2025, PMI recorded a non-cash charge of $146 million, primarily representing other-than-temporary impairment of one equity method investment following a reassessment of its estimated fair value triggered by the amendment of existing transaction agreements in the third quarter of 2025. The decline in the estimated fair value was primarily driven by the determination of a lower likelihood of success of certain projects in development. The impairment charge was recorded within equity investments and securities (income)/loss, net, in the condensed consolidated statements of earnings for the nine months and three months ended September 30, 2025.
The initial investments in Megapolis Distribution BV, EITA, Eastern, Wellness and Healthcare business related investments and UTC (up to the acquisition of controlling interest in UTC on May 16, 2024) have been recorded at cost and are included in equity investments on the condensed consolidated balance sheets. Transactions between these equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

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

On October 17, 2024, the court-appointed mediator and monitor in the CCAA proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Canadian tobacco claims and related litigation. Under the resolution contemplated by the Proposed Plan, RBH, Imperial Tobacco Canada Limited ("ITL") and JTI Macdonald Corp ("JTIM") would pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.1 billion). A significant determinative factor in the analysis of impairment indicators was the issue of allocation of CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM which remained unresolved at the time of filing.

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

On March 6, 2025, the CCAA court issued a decision approving the Proposed Plan as amended (the "Plan"). The Plan became effective on August 29, 2025. On September 24, 2025, as permitted by the Plan, RBH paid a dividend of CAD $750 million (approximately $536 million) to PMI. The dividend distribution triggered a re-assessment of the carrying value of the investment in RBH and resulted in a downward adjustment, decreasing the carrying value of PMI’s investment in RBH to $567 million. Consequently, in the third quarter of 2025, PMI recorded pre-tax income of $303 million within equity investments and securities (income)/loss, net, in PMI’s consolidated statement of earnings, reflecting the dividend income net of the corresponding decrease in the carrying value of the investment.

PMI evaluated the terms of the Plan and concluded that powers provided under the Plan to RBH’s CCAA Plan Administrator (as that term is defined in the Plan) and to the Claimants (as that term is defined in the Plan) continue to remove certain elements of control of the business from PMI and RBH. As a result, PMI has determined that RBH will remain deconsolidated as it does not have a controlling financial interest over RBH as defined in ASC 810 (Consolidation). PMI also does not exert "significant influence" over RBH as that term is defined in ASC 323 (Investments-Equity Method and Joint Ventures). Therefore, PMI will continue to account for its investment in RBH in accordance with ASC 321 (Investments-Equity Securities) as an equity security, without readily determinable fair value, until the aggregate global settlement amount has been paid and the operating covenants that govern RBH’s business are lifted. For further details regarding the terms of the Plan, see Note 9. Contingencies.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $1,578 million at September 30, 2025. Unrealized pre-tax gain (loss) of $656 million ($513 million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the nine months ended September 30, 2025.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Net revenues:
Megapolis Group	$2,066	$1,756	$802	$660
Other	1,321	1,110	505	385
Net revenues (a)	$3,387	$2,866	$1,307	$1,045

Expenses:
Other	$148	$90	$45	$17
Expenses	$148	$90	$45	$17
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At September 30, 2025	At December 31, 2024

Receivables:
Megapolis Group	$607	$405
Other	298	286
Receivables	$905	$691

Payables:
Other	$35	$60
Payables	$35	$60
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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2025 and September 30, 2024. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2025 and 2024, were $8.6 billion and $8.8 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2025 and September 30, 2024, were $0.6 billion for both periods. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2025	$26	$9
2024	$33	$11

Note 15. Product Warranty:

PMI's heat-not-burn devices and e-vapor products are subject to standard product warranties generally for a period of 12 months from the date of purchase or such other periods as required by law. PMI generally provides in cost of sales for the estimated cost of warranty in the period the related revenue is recognized. PMI assesses the adequacy of its accrued product warranties and adjusts the amounts as necessary based on actual experience and changes in future estimates. Factors that affect product warranties may vary across markets but typically include device version mix, product failure rates, logistics and service delivery costs, and warranty policies. PMI accounts for its product warranties within other accrued liabilities. At September 30, 2025 and December 31, 2024, these amounts were as follows:

(in millions)	As of and For the Nine Months Ended September 30, 2025	As of and For the Year Ended December 31, 2024
Balance at beginning of period	$76	$80
Changes due to:
Warranties issued	54	76
Settlements	(64)	(77)
Currency/Other	5	(3)
Balance at end of period	$71	$76

Note 16. Restructuring Activities:
For the nine months ended September 30, 2025, PMI recorded total pre-tax restructuring charges of $243 million. For the nine months ended September 30, 2024, PMI recorded total pre-tax restructuring charges of $168 million. For the three months ended September 30, 2025 and 2024, PMI did not record any charges related to restructuring activities. The 2025 and 2024 pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Restructuring Charges by Segment

PMI recorded the following pre-tax restructuring charges by segment:

(in millions)	For the Nine Months Ended September 30,
	2025	2024
Reclassification of accumulated foreign currency translation losses from other comprehensive losses:
Americas	$—	$38
Total reclassification of accumulated foreign currency translation losses from other comprehensive losses	—	38
Separation programs:
Europe	127	—
Total separation programs	127	—
Contract termination and other charges:
Europe	24	—
Americas	—	65
Total contract termination and other charges	24	65
Asset impairment charges:
Europe	92	—
Americas	—	65
Total asset impairment charges	92	65
Restructuring charges	$243	$168

Movement in Restructuring Related Liabilities

The movement in restructuring related liabilities for the nine months ended September 30, 2025 was as follows:

(in millions)
Liability balance, January 1, 2025	$28
Charges, net	151
Cash spent	(27)
Currency/other	(28)
Liability balance, September 30, 2025	$124

Future cash payments for restructuring activities incurred to date are anticipated to be substantially paid by the end of 2026.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 17. Leases:

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2025	2024	2025	2024
Operating lease cost	$230	$210	$80	$72
Finance lease cost:
Amortization of right-of-use assets	42	55	16	18
Interest on lease liabilities	2	1	1	—
Short-term lease cost	48	48	19	16
Variable lease cost	25	21	9	8
Total lease cost	$347	$335	$125	$114

Note 18. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of September 30, 2025 and December 31, 2024, the total amount due to suppliers participating in the SCF program was $1.0 billion for both periods.

Note 19. New Accounting Standards:

On December 14, 2023, the FASB issued Accounting Standards Update ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires disaggregated disclosures of federal, state and foreign income tax taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, and early adoption is permitted. The amendments are applicable on a prospective basis, although retrospective basis is also permitted. PMI will adopt the additional disclosure requirements on the specified effective date within its annual reporting for the year ending December 31, 2025, on a prospective basis.

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

Following the sale of Vectura Group Ltd. on December 31, 2024, we updated our segment reporting in January 2025, by including the ongoing Wellness & Healthcare results in the Europe segment. In addition, we renamed our “PMI Duty Free” business to “PMI Global Travel Retail” effective in the first quarter of 2025. As a result of this change, our segment that includes our duty free business was renamed East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”).

Our four geographical segments are as follows:
•Europe Region, including our Wellness & Healthcare business;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA");
•East Asia, Australia, and PMI Global Travel Retail (“EA, AU & PMI GTR”); and
•Americas Region.

With our smoke-free business now operating at scale across our regions, including substantial growth from our U.S. business, PMI plans to implement an evolved organizational model with two primary business units: International and U.S. The updated organizational structure is designed to enhance our agility and to support our journey to become a smoke-free company under the leadership of CEO Jacek Olczak. This change is scheduled for implementation effective January 1, 2026, and as a result we anticipate realigning our reportable segments. The current four geographic segments will be replaced with three new segments: International Smoke-Free, International Combustibles, and U.S. The company plans to report its financial results based on the new segments as of the first quarter of 2026.

Our cigarettes are sold in approximately 170 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio is comprised of both international and local brands.

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

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of October 2025, our smoke-free products were available for sale in 100 markets.

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

We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. Our net revenues and operating income are affected by various factors, including the volume and mix of products we sell, the price of our products and changes in currency exchange rates. "Mix" is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). Mix can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix).

Our cost of sales consists primarily of: tobacco leaf, non-tobacco raw materials, labor and manufacturing costs; shipping and handling costs; and the cost of devices produced by third-party electronics manufacturing service providers. Estimated costs associated with device warranty programs are generally provided for in cost of sales in the period the related revenues are recognized.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2025

•Net Revenues - Net revenues of $30.3 billion for the nine months ended September 30, 2025, increased by $2.1 billion, or 7.5%, from the comparable 2024 amount. The change in our net revenues from the comparable 2024 amount was driven by the following (variances not to scale with year-to-date results):

For the nine months ended September 30, 2025, net revenues increased by 7.5%. Net revenues, excluding currency and acquisitions/divestitures, also increased by 7.5%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free products volume, notwithstanding unfavorable mix and lower cigarette volumes.

Net revenues by product category for the nine months ended September 30, 2025 and 2024 are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2025, from the comparable 2024 amounts, were as follows:

	Diluted EPS	% Change
For the nine months ended September 30, 2024	$4.89
2024 Restructuring charges	0.09
2024 Impairment of other intangibles	0.01
2024 Amortization of intangibles	0.29
2024 Fair value adjustment for equity security investments	(0.39)
2024 Loss on sale of Vectura Group	0.13
2024 Egypt sales tax charge	0.03
2024 Income tax impact associated with Swedish Match AB financing	(0.01)
2024 Tax items	(0.03)
Subtotal of 2024 items	0.12
2025 Restructuring charges	(0.13)
2025 Impairment of goodwill	(0.03)
2025 Amortization of intangibles	(0.37)
2025 Fair value adjustment for equity security investments	0.33
2025 Germany excise tax classification litigation charge	(0.10)
2025 RBH (Canada) Plan implementation, including dividend income, net	0.10
2025 Impairment of Wellness & Healthcare related equity investment	(0.09)
2025 Income tax impact associated with Swedish Match AB financing	0.24
2025 Tax items	0.11
Subtotal of 2025 items	0.06
Currency	0.02
Interest	0.03
Change in tax rate	—
Operations	0.77
For the nine months ended September 30, 2025	$5.89	20.4%

Restructuring charges – During the nine months ended September 30, 2024, we recorded pre-tax restructuring charges of $168 million (representing $141 million net of income tax and a diluted EPS charge of $0.09 per share), related to the restructuring of the sourcing of IQOS products to be commercialized in the U.S., and the cessation of our operations in Venezuela. During the nine months ended September 30, 2025, we recorded pre-tax restructuring charges of $243 million, representing $200 million net of income tax and a diluted EPS charge of $0.13 per share, related to the end of combustible tobacco production in two of our factories in Germany. For further details, see Note 16. Restructuring Activities.

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

Amortization of intangibles – During the nine months ended September 30, 2024 and 2025, we recorded amortization of intangible expense of $588 million (representing $459 million net of income tax or $0.29 per share decrease in diluted EPS) and $746 million (representing $580 million net of income tax or $0.37 per share decrease in diluted EPS), respectively. The higher 2025 amount includes the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc., effective in May 2024. For further details, see Note 5. Goodwill and Other Intangible Assets, net.

Fair value adjustment for equity security investments – During the nine months ended September 30, 2024 and 2025, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $614 million after tax gain (or $0.39 per share increase in diluted EPS) and $513 million after tax gain (or $0.33 per share increase in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Loss on sale of Vectura Group – In September 2024, we announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, we recorded in the third quarter of 2024 an impairment charge of $198 million (representing a diluted EPS charge of $0.13 per share) related to Vectura's classification as held for sale. The impairment charge was recorded in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings for nine months ended September 30, 2024, and was included in the Europe segment results. On December 31, 2024, we completed the sale. For further details, see Note 2. Acquisitions and Divestitures.

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

Germany excise tax classification litigation charge – In August 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes with the associated tax assessment totaling EUR 151 million (approximately $176 million) covering the period of February 15, 2023, through August 1, 2024. In April 2025, PM Germany paid the outstanding amount, which was recorded in Other assets on the consolidated balance sheets (with no impact on the income statement at that time), while it challenged the MCO’s decision in court. On September 17, 2025, PM Germany filed a request to withdraw the proceedings. As a result, the tax assessment amount of $176 million (representing $150 million net of income tax and a diluted EPS charge of $0.10 per share) was recorded as a pre-tax charge in marketing, administration and research costs in the condensed consolidated statements of earnings in the third quarter of 2025, and was included in the Europe segment results. For further details, see Note 9. Contingencies.

RBH (Canada) Plan implementation, including dividend income, net – On August 29, 2025, the plan of compromise and arrangement (the “Plan”) setting forth the terms of a resolution of Canadian tobacco claims and related litigation became effective. For the nine months ended September 30, 2025, we recorded after-tax income of $156 million ($0.10 per share increase in diluted EPS) following the Plan implementation, including $303 million of dividend income net of the corresponding decrease in the carrying value of the RBH investment, $19 million of other income and the related income tax charge of ($166) million. For further details regarding the Plan, see Note 9. Contingencies, Note 10. Income Taxes and Note 13. Related Parties - Equity Investments and Other.

Impairment of Wellness & Healthcare related equity investment – In the third quarter of 2025, PMI recorded a non-cash after-tax charge of $146 million (representing a diluted EPS charge of $0.09 per share), primarily representing an other-than-temporary impairment of one equity method investment within the Wellness & Healthcare business following a reassessment of its estimated fair value triggered by the amendment of existing investment agreements in the third quarter of 2025. The impairment charge was recorded in equity investments and securities (income)/loss, net in in the condensed consolidated statements of earnings for the nine months ended September 30, 2025. For further details, see Note 13. Related Parties - Equity Investments and Other.

Income taxes – The Income tax impact associated with the Swedish Match acquisition financing that increased our 2024 diluted EPS by $0.01 per share and increased our 2025 diluted EPS by $0.24 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2024 tax items that increased our 2024 diluted EPS by $0.03 per share in the table above were due to a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI’s investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela.

The 2025 tax items that increased our 2025 diluted EPS by $0.11 per share in the table above were due to benefits related to an interest expense election primarily driven by a reduction in prior year tax costs associated with global intangible low-taxed income and refunds expected on amended tax returns filed in Germany; partially offset by valuation allowances recorded on deferred tax assets related to U.S. foreign tax credits and the recognition of current tax expense related to the potential disallowance of deductions for certain intercompany transactions in Indonesia. For further details, see Note 10. Income Taxes.

Currency – The favorable impact of $0.02 per share from currency over the comparable 2024 period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and Egyptian pound, partly offset by the Swiss franc. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.03 per share from interest in the table above was primarily due to a lower weighted average cost of debt.

Operations – The increase in diluted EPS of $0.77 from our operations in the table above was due primarily to the following segments:

•Europe: Favorable pricing and favorable volume/mix, partly offset by higher marketing, administration and research costs;
•SSEA, CIS & MEA: Favorable pricing and higher cigarette and SFP volume, partly offset by higher marketing, administration and research costs, and higher manufacturing costs;
•EA, AU & PMI GTR: Favorable volume/mix and a favorable pricing variance; and
•Americas: Favorable volume/mix, partly offset by an unfavorable pricing variance, higher marketing, administration and research costs, and higher manufacturing costs.

Consolidated Operating Results for the Three Months Ended September 30, 2025

•Net Revenues - Net revenues of $10.8 billion for the three months ended September 30, 2025, increased by $0.9 billion, or 9.4%, from the comparable 2024 amount. The change in our net revenues from the comparable 2024 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 9.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.9%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free products volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

Net revenues by product category for the three months ended September 30, 2025 and 2024, are shown below:

•Diluted Earnings Per Share - The changes in our reported diluted EPS for the three months ended September 30, 2025, from the comparable 2024 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended September 30, 2024	$1.97
2024 Amortization of intangibles	0.12
2024 Fair value adjustment for equity security investments	(0.24)
2024 Loss on sale of Vectura Group	0.13
2024 Egypt sales tax charge	0.03
2024 Income tax impact associated with Swedish Match AB financing	(0.10)
2024 Tax items	—
Subtotal of 2024 items	(0.06)
2025 Amortization of intangibles	(0.13)
2025 Fair value adjustment for equity security investments	0.07
2025 Germany excise tax classification litigation charge	(0.10)
2025 RBH (Canada) Plan implementation, including dividend income, net	0.10
2025 Impairment of Wellness & Healthcare related equity investment	(0.09)
2025 Income tax impact associated with Swedish Match AB financing	—
2025 Tax items	0.14
Subtotal of 2025 items	(0.01)
Currency	0.08
Interest	(0.02)
Change in tax rate	0.06
Operations	0.21
For the three months ended September 30, 2025	$2.23	13.2%

Amortization of intangibles – During the third quarter of 2024 and 2025, we recorded amortization of intangible expense of $256 million (representing $199 million net of income tax or $0.12 per share decrease in diluted EPS) and $250 million (representing $195 million net of income tax or $0.13 per share decrease in diluted EPS), respectively.

Fair value adjustment for equity security investments – During the third quarter of 2024 and 2025, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $372 million after tax gain (or $0.24 per share increase in diluted EPS) and $103 million after tax gain (or $0.07 per share increase in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Loss on sale of Vectura Group – In September 2024, we announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, we recorded in the third quarter of 2024 an impairment charge of $198 million (representing a diluted EPS charge of $0.13 per share) related to Vectura's classification as held for sale. The impairment charge was recorded in marketing, administration and research costs in PMI’s condensed consolidated statements of earnings, and was included in the Europe segment results. On December 31, 2024, we completed the sale. For further details, see Note 2. Acquisitions and Divestitures.

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

Germany excise tax classification litigation charge – In August 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes with the associated tax assessment totaling EUR 151 million (approximately $176 million) covering the period of February 15, 2023, through August 1, 2024. In April 2025, PM Germany paid the outstanding amount, which was recorded in Other assets on the consolidated balance sheets (with no impact on the income statement at that time), while it challenged the MCO’s decision in court. On September 17, 2025, PM Germany filed a request to withdraw the proceedings. As a result, the tax assessment amount of $176 million (representing $150 million net of income tax and a diluted EPS charge of $0.10 per share) was recorded as a pre-tax charge in marketing, administration and research costs in the condensed consolidated statements of earnings in the third quarter of 2025, and was included in the Europe segment results. For further details, see Note 9. Contingencies.

RBH (Canada) Plan implementation, including dividend income, net – On August 29, 2025, the plan of compromise and arrangement (the “Plan”) setting forth the terms of a resolution of Canadian tobacco claims and related litigation became effective. For the three months ended September 30, 2025, we recorded after-tax income of $156 million ($0.10 per share increase in diluted EPS) following the Plan implementation, including $303 million of dividend income net of the corresponding decrease in the carrying value of the RBH investment, $19 million of other income and the related income tax charge of ($166) million. For further details regarding the Plan, see Note 9. Contingencies, Note 10. Income Taxes and Note 13. Related Parties - Equity Investments and Other.

Impairment of Wellness & Healthcare related equity investment – In the third quarter of 2025, PMI recorded a non-cash after-tax charge of $146 million (representing a diluted EPS charge of $0.09 per share), primarily representing an other-than-temporary impairment of one equity method investment within the Wellness & Healthcare business following a reassessment of its estimated fair value triggered by the amendment of existing investment agreements in the third quarter of 2025. The impairment charge was recorded in equity investments and securities (income)/loss, net in in the condensed consolidated statements of earnings. For further details, see Note 13. Related Parties - Equity Investments and Other.

Income taxes – The Income tax impact associated with the Swedish Match acquisition financing that increased our 2024 diluted EPS by $0.10 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2025 tax items that increased our 2025 diluted EPS by $0.14 per share in the table above were due to benefits related to an interest expense election primarily driven by a reduction in prior year tax costs associated with global intangible low-taxed income and refunds expected on amended tax returns filed in Germany; partially offset by valuation allowances recorded on deferred tax assets related to U.S. foreign tax credits. For further details, see Note 10. Income Taxes.

The change in the tax rate that increased our diluted EPS by $0.06 per share in the table above was primarily due to benefits related to an interest expense election primarily driven by a reduction in current year tax costs associated with global intangible low-taxed income and decreases in U.S. state income tax expense; partially offset by increases in foreign statutory tax rates and repatriation cost differences.

Currency – The favorable impact of $0.08 per share from currency over the comparable 2024 period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and Russian ruble, partly offset by the Japanese yen and the Swiss franc. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The unfavorable impact of $0.02 per share from interest in the table above was primarily due to the impact of derivative financial instruments.

Operations – The increase in diluted EPS of $0.21 from our operations in the table above was due primarily to the following segments:

•Europe: Favorable pricing and favorable volume/mix;
•SSEA, CIS & MEA: Favorable pricing, partly offset by higher marketing, administration and research costs; and
•EA, AU & PMI GTR: Favorable volume/mix;
partly offset by
•Americas: Unfavorable pricing variance and higher marketing, administration and research costs, partly offset by higher SFP volumes.

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Consolidated Operating Results
See pages 102 - 115 for a discussion of our "Cautionary Factors That May Affect Future Results." Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Nine Months Ended September 30, 2025
Net revenues	$12,513	$8,942	$5,207	$3,624	$30,286
Less:
Cost of sales	3,286	3,800	1,512	1,208	9,806
Marketing, administration and research costs	3,931	1,987	1,083	1,919	8,920
Impairment of goodwill	41	—	—	—	41
Operating income	$5,255	$3,155	$2,612	$497	$11,519
For the Nine Months Ended September 30, 2024
Net revenues	$11,547	$8,393	$4,959	$3,273	$28,172
Less:
Cost of sales	3,318	3,909	1,573	1,106	9,906
Marketing, administration and research costs	3,432	1,861	1,082	1,748	8,123
Operating income	$4,797	$2,623	$2,304	$419	$10,143

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Three Months Ended September 30, 2025
Net revenues	$4,719	$3,273	$1,768	$1,085	$10,845
Less:
Cost of sales	1,175	1,359	535	418	3,487
Marketing, administration and research costs	1,394	679	387	635	3,095
Operating income	$2,150	$1,235	$846	$32	$4,263
For the Three Months Ended September 30, 2024
Net revenues	$4,197	$2,964	$1,602	$1,148	$9,911
Less:
Cost of sales	1,165	1,361	468	372	3,366
Marketing, administration and research costs	1,263	643	346	639	2,891
Operating income	$1,769	$960	$788	$137	$3,654

Our net revenues by product category are shown in the table below:

PMI Net Revenues by Product Category
(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Combustible tobacco:
Europe	$6,713	$6,467	3.8%	$2,478	$2,322	6.7%
SSEA, CIS & MEA	7,670	7,390	3.8%	2,753	2,612	5.4%
EA, AU & PMI GTR	1,851	1,889	(2.0)%	649	673	(3.6)%
Americas	1,551	1,653	(6.1)%	520	527	(1.2)%
Total Combustible tobacco	17,786	17,399	2.2%	6,400	6,134	4.3%
Smoke-free:
Europe	5,800	5,080	14.2%	2,241	1,875	19.5%
of which, Wellness & Healthcare	166	246	(32.5)%	57	76	(24.3)%
SSEA, CIS & MEA	1,272	1,003	26.8%	520	352	47.9%
EA, AU & PMI GTR	3,356	3,070	9.3%	1,119	929	20.4%
Americas	2,073	1,620	27.9%	565	621	(9.1)%
Total Smoke-free	12,500	10,773	16.0%	4,445	3,777	17.7%

Total PMI net revenues	$30,286	$28,172	7.5%	$10,845	$9,911	9.4%
Note: Sum of product categories or Regions might not foot to total PMI due to rounding

Items affecting the comparability of results from operations were as follows:
•Restructuring charges – See Note 16. Restructuring Activities for a breakdown of these costs by segment for the nine months ended September 30, 2025 and 2024.
•Impairment of goodwill – See Note 5. Goodwill and Other Intangible Assets, net for details of the $41 million of goodwill impairment charge recorded in the Europe segment for the nine months ended September 30, 2025.
•Germany excise tax classification litigation charge – See Note 9. Contingencies for details of the $176 million pre-tax charge recorded in the Europe segment for the nine months and three months ended September 30, 2025.
•Loss on sale of Vectura Group – In September 2024, PMI announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. As a result, PMI recorded in the third quarter of 2024 an impairment charge of $198 million related to Vectura's classification as held for sale. This pre-tax charge was recorded in marketing, administration and research costs in the condensed consolidated statement of earnings for the nine months and three months ended September 30, 2024, and was included in the Europe segment results. On December 31, 2024, PMI completed the sale. For further details, see Note 2. Acquisitions and Divestitures.
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

Our shipment volume for cigarettes, HTUs and Oral SFP is shown in the table below:

Shipment Volume
	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
Cigarettes and Heated Tobacco Units (million units)	2025	2024	Change	2025	2024	Change
Cigarettes	457,941	464,047	(1.3)%	157,940	163,238	(3.2)%
Heated Tobacco Units	116,735	104,025	12.2%	40,836	35,347	15.5%
Total Cigarettes and Heated Tobacco Units	574,676	568,072	1.2%	198,776	198,585	0.1%

Oral SFP Volume (million cans) (1)
Nicotine Pouches	662.7	460.2	44.0%	224.6	164.6	36.4%
Snus	176.0	181.5	(3.0)%	56.2	61.3	(8.2)%
Moist Snuff	98.7	102.6	(3.9)%	31.6	34.1	(7.2)%
Other Oral SFP (2)	2.1	2.7	(23.0)%	0.8	0.7	9.8%
Total Oral Products	939.5	747.0	25.8%	313.2	260.7	20.2%
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

Consumer offtake or offtake is the term PMI uses to refer to an approximation of purchases by consumers based on various market specific sources.

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

Key market data regarding total market size, our shipments and market share of cigarettes and heated tobacco units are shown in the tables below:
	For the Nine Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (2) %
Market	Cigarettes & HTU Market (billion units)		Cigarettes & HTU		Cigarette		HTU		Cigarettes & HTU		HTU
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Total (1) (2)	1,925.9	1,939.2	574.7	568.1	457.9	464.0	116.7	104.0	29.3	28.9	5.8	5.2
Europe
France	18.1	19.8	7.4	8.3	7.3	8.2	0.1	0.1	40.2	41.0	0.5	0.6
Germany (3)	52.8	53.0	19.5	20.1	15.9	17.0	3.6	3.1	37.7	38.7	7.0	6.0
Italy (3)	55.8	55.7	29.6	29.0	19.7	20.9	10.0	8.1	53.5	53.7	18.1	17.0
Poland (3)	39.5	44.5	17.7	19.4	14.0	15.4	3.8	4.0	44.8	43.3	9.7	9.0
Spain	32.8	33.3	10.1	9.9	9.0	9.0	1.0	0.9	29.4	29.2	3.3	2.7
SSEA, CIS & MEA
Egypt	64.3	60.3	19.5	18.5	18.4	17.4	1.0	1.1	30.2	30.4	1.9	1.9
Indonesia (4)	192.3	199.7	59.4	60.5	58.4	59.7	1.1	0.8	30.9	30.3	0.5	0.4
Philippines	34.7	33.7	16.4	15.8	16.1	15.6	0.3	0.2	47.4	46.9	1.0	0.6
Russia	164.1	161.7	53.1	51.9	38.5	38.9	14.6	13.0	31.9	32.1	9.2	8.5
Turkey	118.2	111.9	55.5	57.8	55.5	57.8	—	—	47.1	51.6	—	—
EA, AU & PMI GTR
Australia	2.3	4.0	0.8	1.4	0.8	1.4	—	—	35.0	35.8	—	—
Japan (2) (3)	112.2	112.2	54.6	51.1	12.4	12.6	42.1	38.5	42.8	41.1	31.8	29.5
South Korea	51.9	52.9	10.7	10.6	5.8	6.3	4.9	4.3	20.5	20.0	9.3	8.0
Americas
Argentina	19.9	19.1	12.6	11.8	12.6	11.8	—	—	63.6	61.9	—	—
Mexico	20.8	22.0	12.0	12.9	11.8	12.8	0.2	0.2	57.8	58.6	1.0	0.7

(1) Market share estimates are calculated using IMS data, unless otherwise stated. Depending on the market and distribution model, IMS may represent an estimate. Consequently, past reported periods may be updated to ensure comparability and to incorporate the most current information.
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS
(4) 2025 includes 6.4 billion units of cigarettes shipment volume under an arrangement where PMI acts as brand management and fulfillment services agent

	For the Three Months Ended September 30,
			PMI Shipments (billion units)						PMI Market Share (2) %
Market	Cigarettes & HTU Market (billion units)		Cigarettes & HTU		Cigarette		HTU		Cigarettes & HTU		HTU
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Total (1) (2)	668.5	673.8	198.8	198.6	157.9	163.2	40.8	35.3	29.5	29.6	5.8	5.3
Europe
France	6.2	6.8	2.3	2.4	2.3	2.4	—	—	40.1	41.0	0.5	0.6
Germany (3)	18.9	19.7	6.6	7.0	5.4	5.9	1.2	1.1	36.7	37.6	6.5	5.8
Italy (3)	19.9	20.1	10.8	10.5	6.7	7.2	4.1	3.3	53.9	54.9	18.2	16.6
Poland (3)	13.9	15.4	6.4	6.9	5.0	5.5	1.4	1.3	45.5	43.9	9.5	8.6
Spain	12.2	12.3	3.4	3.6	3.0	3.2	0.4	0.4	29.6	29.6	3.3	2.7
SSEA, CIS & MEA
Egypt	21.8	21.6	6.8	6.5	6.3	6.0	0.5	0.5	32.0	30.2	2.1	1.9
Indonesia (4)	65.8	67.6	20.2	20.7	19.8	20.3	0.4	0.3	30.7	30.6	0.6	0.5
Philippines	11.5	11.3	5.4	5.3	5.3	5.2	0.1	0.1	46.9	46.5	1.1	0.7
Russia	59.8	59.8	18.4	19.0	13.2	14.5	5.2	4.6	31.2	32.3	8.7	7.9
Turkey	42.4	41.4	19.8	21.4	19.8	21.4	—	—	46.7	51.8	—	—
EA, AU & PMI GTR
Australia	0.5	1.3	0.2	0.5	0.2	0.5	—	—	27.9	37.2	—	—
Japan (2) (3)	38.8	38.6	17.7	15.7	4.3	4.2	13.4	11.5	42.6	41.3	31.7	29.9
South Korea	18.7	18.2	3.8	3.7	2.1	2.2	1.7	1.5	20.3	19.9	9.1	8.2
Americas
Argentina	6.5	6.1	4.1	3.9	4.1	3.9	—	—	64.0	62.7	—	—
Mexico	6.9	7.8	4.0	4.6	3.9	4.5	0.1	0.1	57.5	58.6	1.1	0.6

(1) Market share estimates are calculated using IMS data, unless otherwise stated. Depending on the market and distribution model, IMS may represent an estimate. Consequently, past reported periods may be updated to ensure comparability and to incorporate the most current information.
(2) Total market and market share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS
(4) 2025 includes 2.4 billion units of cigarettes shipment volume under an arrangement where PMI acts as brand management and fulfillment services agent

Consolidated Operating Results for the Nine Months Ended September 30, 2025

The following discussion compares our consolidated operating results for the nine months ended September 30, 2025, with the nine months ended September 30, 2024.

Total Market

Estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs decreased by 0.7%.

For the full year 2025, we currently expect an estimated total international industry volume decline of around 1% for cigarettes and HTUs, excluding China and the U.S.

Total Shipment Volume

Nine Months Ended September 30, 2025
	Total PMI	SFP	HTU	Oral SFP	E-vapor	Cigarettes
Total Shipment Volume (equivalent units in billions)	592.7	134.8	116.7	15.7	2.4	457.9
vs. September YTD 2024	1.8%	14.3%	12.2%	22.5%	+100%	(1.3)%
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

Shipment Volume
Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 1.8% with smoke-free volumes up by 14.3%, with all SFP categories growing strongly, and cigarette volumes down by 1.3%.

For the full year 2025, we currently expect total cigarette and smoke-free product shipment volume growth for PMI of around 1%. We expect smoke-free product volume growth of 12% to 14% with growth of smoke-free shipments more likely to be in the lower half of this range, partly offset by cigarette volume declines of around 2%. Smoke-free products volume growth continues to assume 10% to 12% growth in HTU adjusted IMS volumes, and U.S. nicotine pouch second-half shipment growth broadly in-line with offtake growth before trade inventory movements.

In the U.S., the increase in ZYN nicotine pouch shipments in the third quarter was a result of underlying consumer offtake growth amplified by a wide range of commercial activities to further enhance the strength and presence of the brand, and ensure competitive price positioning following several quarters of reduced activity due to supply constraints. In addition, we implemented select short-term promotions, which separately accounted for a single digit percentage of our third quarter shipments. On a more short-term basis, we continue to expect second half shipment volume growth broadly in line with consumer offtake growth before channel inventory movements. We anticipate a 20 to 30 million can inventory reduction in the coming months, this impact being effectively delayed from the third quarter given strong September promotional activity.
International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Nine Months Year-to-Date
	2025	2024	Change (pp)
Total International Market Share (1)	29.3%	28.9%	0.4
Cigarettes	23.5%	23.7%	(0.2)
HTU	5.8%	5.2%	0.6

Cigarette over Cigarette Market Share (2)	25.4%	25.5%	(0.1)

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$30,286	$28,172	7.5%	7.5%	$2,114	$116	$(126)	$1,251	$847	$26
Cost of Sales	(9,806)	(9,906)	1.0%	0.4%	100	(63)	128	—	162	(127)
Marketing, Administration and Research Costs (1)	(8,920)	(8,123)	(9.8)%	(11.6)%	(797)	61	82	—	—	(940)
Impairment of Goodwill	(41)	—	—%	—%	(41)	—	—	—	—	(41)
Operating Income	$11,519	$10,143	13.6%	11.6%	$1,376	$114	$84	$1,251	$1,009	$(1,082)
(1) Cost/Other variance includes charges in 2025 of $243 million related to restructuring charges, $176 million related to Germany excise tax classification litigation and higher amortization of intangibles in 2025, partly offset by charges in 2024 of $168 million related to restructuring charges, $27 million related to impairment of other intangibles, $198 million related to the loss on sale of Vectura Group and $45 million related to the Egypt sales tax charge. For more details, see Note 2. Acquisitions and Divestitures, Note 5. Goodwill and Other Intangible Assets, net, Note 8, Segment Reporting, Note 9. Contingencies and Note 16. Restructuring Activities.

For the nine months ended September 30, 2025, net revenues increased by 7.5%. Net revenues, excluding currency and acquisitions/divestitures, also increased by 7.5%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free products volume, notwithstanding unfavorable mix and lower cigarette volumes.

The favorable currency impact in net revenues was due primarily to the Euro and Russian ruble, partly offset by the Mexican pesos and Indonesian rupiah.

Net revenues include $12.5 billion in 2025 and $10.8 billion in 2024 related to smoke-free.

Operating income increased by 13.6%. Operating income, excluding currency and acquisitions/divestitures, increased by 11.6%, mainly reflecting: the same factors as for net revenues, as well as a favorable comparison to 2024 reflecting a charge of $198 million related to the loss on sale of Vectura Group in 2024 and $45 million related to the Egypt sales tax charge in 2024, partly offset by higher marketing, administration and research costs, higher manufacturing costs, higher restructuring charges in 2025, the impairment of goodwill charge in 2025 and higher amortization of intangibles in 2025, as well as the 2025 Germany excise tax classification litigation charge of $176 million.

Interest expense, net, of $748 million decreased by $69 million or 8.4%, primarily due to a lower weighted average cost of debt.

Our effective tax rate decreased by 3.9 percentage points to 19.2%. We estimate that our 2025 effective tax rate will be approximately 22%, excluding discrete tax events. For further details, see Note 10. Income Taxes.

Net earnings attributable to PMI of $9.2 billion increased by $1.6 billion or 20.6%. This increase was due primarily to higher operating income, a lower effective tax rate and lower interest expense, net. Basic and diluted EPS of $5.90 and $5.89 both increased by 20.4%. Excluding a favorable currency impact of $0.02, diluted EPS increased by 20.0%.

Consolidated Operating Results for the Three Months Ended September 30, 2025
The following discussion compares our consolidated operating results for the three months ended September 30, 2025, with the three months ended September 30, 2024.

Total Market
During the quarter, estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs decreased by 0.8%.

Total Shipment Volume

Quarters Ended September 30, 2025
	Total PMI	SFP	HTU	Oral SFP	E-vapor	Cigarettes
Total Shipment Volume (equivalent units in billions)	204.9	46.9	40.8	5.2	0.9	157.9
vs. Q3 2024	0.7%	16.6%	15.5%	16.9%	91.0%	(3.2)%
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

Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 0.7% with smoke-free volumes up by 16.6%, with all SFP categories growing strongly, and cigarette volumes down by 3.2% with declines in all regions.

International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Third-Quarter
	2025	2024	Change (pp)
Total International Market Share (1)	29.5%	29.6%	(0.1)
Cigarettes	23.7%	24.3%	(0.6)
HTU	5.8%	5.3%	0.5

Cigarette over Cigarette Market Share (2)	25.6%	26.1%	(0.5)

(1) Defined as PMI's cigarette and heated tobacco unit in-market sales volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette in-market sales volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended September 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$10,845	$9,911	9.4%	5.9%	$934	$385	$(38)	$305	$245	$37
Cost of Sales	(3,487)	(3,366)	(3.6)%	(0.4)%	(121)	(143)	36	—	13	(27)
Marketing, Administration and Research Costs (1)	(3,095)	(2,891)	(7.1)%	(6.2)%	(204)	(46)	20	—	—	(178)
Operating Income	$4,263	$3,654	16.7%	10.8%	$609	$196	$18	$305	$258	$(168)
(1) Cost/Other variance includes charges in 2025 of $176 million related to Germany excise tax classification litigation, partly offset by charges in 2024 of $198 million related to the loss on sale of Vectura Group and $45 million related to the Egypt sales tax charge. For more details, see Note 2. Acquisitions and Divestitures, Note 8, Segment Reporting and Note 9. Contingencies.

During the quarter, net revenues increased by 9.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.9%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix driven by higher smoke-free products volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

The favorable currency impact in net revenues was due primarily to the Euro, Russian ruble, Polish zloty and Swiss franc.

Net revenues include $4.4 billion in 2025 and $3.8 billion in 2024 related to smoke-free.

Operating income increased by 16.7%. Operating income, excluding currency and acquisitions/divestitures, increased by 10.8%, mainly reflecting: the same factors as for net revenues, as well as a favorable comparison to 2024 reflecting a charge of $198 million related to the loss on sale of Vectura Group in 2024 and $45 million related to the Egypt sales tax charge in 2024; partly offset by higher marketing, administration and research costs and the 2025 Germany excise tax classification litigation charge of $176 million.

Interest expense, net, of $230 million increased by $41 million or 21.7%, primarily due to the impact of derivative financial instruments.

Our effective tax rate decreased by 2.6 percentage points to 18.7%. For further details, see Note 10. Income Taxes.

Income from equity investments and securities, net, decreased by $155 million, primarily due to a lower fair value adjustment for our equity security investments in India and Sri Lanka, the impairment of our Wellness & Healthcare related equity investment in 2025 and the decrease in the carrying value of the RBH investment, partly offset by dividend income received from RBH. For further details, Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $3.5 billion increased by $0.4 billion or 12.8%. This increase was due primarily to higher operating income, partly offset by lower income from equity investments and securities, net. Basic and diluted EPS of $2.23 increased by 12.6% and 13.2%, respectively. Excluding a favorable currency impact of $0.08, diluted EPS increased by 9.1%.

Operating Results by Business Segment
Segment Operating Results – Three Months and Nine Months Ended September 30, 2025

The following discussion compares operating results within each of our segments for the three months and nine months ended September 30, 2025, with the three months and nine months ended September 30, 2024.

Europe:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,719	$4,197	12.4%	6.4%	$522	$291	$(38)	$220	$49	$—
Operating Income	$2,150	$1,769	21.5%	11.4%	$381	$162	$18	$220	$10	$(29)

During the quarter, net revenues increased by 12.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.4%, reflecting: a favorable pricing variance driven by higher combustible tobacco pricing, and favorable volume/mix driven by higher smoke-free products volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

Operating income increased by 21.5%. Operating income, excluding currency and acquisitions/divestitures, increased by 11.4%, mainly due to the same factors as for net revenues and a favorable comparison to 2024 reflecting a charge of $198 million related to the loss on sale of Vectura Group in 2024, partly offset by the 2025 Germany excise tax classification litigation charge of $176 million.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$12,513	$11,547	8.4%	7.4%	$966	$241	$(126)	$647	$204	$—
Operating Income	$5,255	$4,797	9.5%	4.5%	$458	$187	$53	$647	$97	$(526)

For the nine months ended September 30, 2025, net revenues increased by 8.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.4%, reflecting a favorable price variance, predominantly due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

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
Operating income increased by 9.5%. Operating income, excluding currency and acquisitions/divestitures, increased by 4.5%, primarily reflecting: the same factors as for net revenues and a favorable comparison to 2024 reflecting a charge of $198 million related to the loss on sale of Vectura Group in 2024; partly offset by higher marketing, administration and research costs, as well as the 2025 Germany excise tax classification litigation charge of $176 million and the 2025 restructuring charges of $243 million.

Europe - Total Market and PMI Shipment Volume
In the third quarter, the estimated market for cigarettes and HTUs decreased by 4.8% to 141.9 billion units, with a 6.3% decrease for cigarettes and continued HTU growth. Markets with notable decreases include Ukraine (down by 15.0%), Poland (down by 9.7%), and United Kingdom (down by 17.0%).

For the nine months year-to-date, the estimated market for cigarettes and HTUs decreased by 3.5% to 397.3 billion units, with a 5.1% decrease for cigarettes and continued HTU growth.

In the third quarter, our shipment volume (in equivalent units) decreased by 2.2% with cigarettes down by 6.8% and SFP up by 10.5%.

For the nine months year-to-date, our shipment volume (in equivalent units) decreased by 1.2% with cigarettes down by 6.0% and SFP up by 12.2%.
In the third quarter, our cigarette and HTU shipment volume decreased by 2.6% to 56.4 billion units, predominantly due to decreases in Poland (down by 6.8%), Germany (down by 5.1%), and Ukraine (down by 8.6%) driven by cigarette shipments.

In the third quarter, our HTUs share of the total cigarette and HTU market increased by 1.2 points on an adjusted basis.

For the nine months year-to-date, our cigarette and HTU shipment volume decreased by 1.8% to 159.9 billion, with decreases in Poland (down by 8.4%), France (down by 10.7%) and Germany (down by 3.0%) driven by cigarette shipments.

For the nine months year-to-date, our HTU share of the total cigarette and HTU market increased by 1.2 points on an adjusted basis.

Other Oral SFP includes chew bags and tobacco bits
Note: Sum may not foot due to rounding.

In the third quarter, oral SFP shipments decreased by 10.0% to 65.2 million cans.

For the nine months year-to-date, oral SFP shipments decreased by 4.2% to 208.1 million cans.

SSEA, CIS & MEA:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,273	$2,964	10.4%	7.8%	$309	$77	$—	$254	$(62)	$40
Operating Income	$1,235	$960	28.6%	23.5%	$275	$49	$—	$254	$26	$(54)
During the quarter, net revenues increased by 10.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.8%, primarily reflecting: a favorable pricing variance, predominantly driven by higher combustible tobacco pricing; while higher SFP volume was more than offset by unfavorable cigarette mix due to the below mentioned commercial model change in Indonesia.

A change in our commercial model for the below tier-one cigarette segment in Indonesia in the fourth quarter of 2024 resulted in lower net revenue growth, with no meaningful impact on operating income.

Operating income increased by 28.6%. Operating income, excluding currency and acquisitions/divestitures, increased by 23.5%, mainly reflecting a favorable price variance (predominantly driven by higher combustible tobacco pricing) and a favorable comparison to 2024 reflecting a charge of $45 million related to the Egypt sales tax charge in 2024, partly offset by higher marketing, administration and research costs.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$8,942	$8,393	6.5%	6.4%	$549	$8	$—	$596	$(92)	$37
Operating Income	$3,155	$2,623	20.3%	18.7%	$532	$11	$31	$596	$160	$(266)
For the nine months ended September 30, 2025, net revenues increased by 6.5%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.4%, mainly reflecting: a favorable price variance, predominantly driven by combustible tobacco pricing; while unfavorable cigarette mix due to below mentioned commercial model change in Indonesia was largely offset by higher cigarette and SFP volume.
A change in our commercial model for the below tier-one cigarette segment in Indonesia in the fourth quarter of 2024 resulted in lower net revenue growth, with no meaningful impact on operating income.

Operating income increased by 20.3%. Operating income, excluding currency and acquisitions/divestitures, increased by 18.7%, primarily reflecting: a favorable price variance, as well as higher cigarette and SFP volume and a favorable comparison to 2024 reflecting a charge of $45 million related to the Egypt sales tax charge in 2024, partly offset by higher marketing, administration and research costs, as well as manufacturing costs (notably tobacco leaf).

SSEA, CIS & MEA - Total Market and PMI Shipment Volume

In the third quarter, the estimated market for cigarettes and HTUs increased by 1.2% to 399.9 billion units, mainly due to Bangladesh (up by 23.5%), India (up by 9.1%), and Turkey (up by 2.5%), partly offset by Vietnam (down by 8.3%) and Indonesia (down by 2.7%).

For the nine months year-to-date, the estimated market for cigarettes and HTUs was broadly stable at 1,156.8 billion units.

In the third quarter, our shipment volume (in equivalent units) increased by 0.7% with SFP up by 23.3%, and cigarettes down by 1.1%.

For the nine months year-to-date, our shipment volume (in equivalent units) increased by 2.1% with SFP up by 15.8% and cigarettes up by 1.0%.

In the third quarter, our cigarette and HTU shipment volume increased by 0.6% to 99.2 billion units, with increases in India (up by 37.2%) and Saudi Arabia (up by 22.7%), partly offset by Turkey (down by 7.7%) and Indonesia (down by 2.5%).

In the third quarter, our HTU adjusted in-market sales volume, fueled by broad growth across the region, increased by an estimated 13.3%.

For the nine months year-to-date, our cigarette and HTU shipment volume increased by 2.0% to 284.7 billion units, mainly driven by India (up by 42.0%) and Egypt (up by 5.4%), partly offset by Turkey (down by 3.9%) and Indonesia (down by 1.9%).

For the nine months year-to-date, our HTU adjusted in-market sales volume increased by an estimated 14.6%.

EA, AU & PMI GTR:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$ 1,768	$ 1,602	10.4%	8.9%	$166	$23	$—	$35	$108	$—
Operating Income	$ 846	$ 788	7.4%	11.9%	$58	$(36)	$—	$35	$86	$(27)

During the quarter, net revenues increased by 10.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 8.9%, predominantly reflecting a favorable volume/mix, driven by higher smoke-free products volume.

Operating income increased by 7.4%. Operating income, excluding currency and acquisitions/divestitures, increased by 11.9%, mainly due to the same factor as for net revenues.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$5,207	$4,959	5.0%	5.6%	$248	$(30)	$—	$68	$210	$—
Operating Income	$2,612	$2,304	13.4%	14.7%	$308	$(31)	$—	$68	$270	$1

For the nine months ended September 30, 2025, net revenues increased by 5.0%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.6%, mainly reflecting favorable volume/mix, driven by SFP volume and favorable price variance, driven by higher combustible tobacco pricing.

Operating income increased by 13.4%. Operating income, excluding currency and acquisitions/divestitures, increased by 14.7%, reflecting the same factors as for net revenues.

EA, AU & PMI GTR - Total Market and PMI Shipment Volume
In the third quarter, the estimated market for cigarettes and HTUs, excluding China, was broadly stable (82.5 billion units), with a decrease in cigarettes offset by HTU growth. Notable increases in South Korea (up by 2.6%) and Global Travel Retail (up by 4.6%) were offset by Australia (down by 59.2%) and Taiwan (down by 2.3%).

For the nine months year-to-date, the estimated market for cigarettes and HTUs, excluding China, decreased by 0.7%, with a decrease in cigarettes, largely offset by HTU growth.

In the third quarter, our shipment volume (in equivalent units) increased by 7.1% with SFP up by 17.8%, and cigarettes down by 4.6%.

For the nine months year-to-date, our shipment volume (in equivalent units) increased by 5.8% with SFP up by 12.1%, and cigarettes down by 2.1%.

In the third quarter, our cigarette and HTU shipment volume increased by 6.8% to 28.5 billion units with growth in Japan (up by 12.5%) and South Korea (up by 4.5%), partly offset by Australia (down by 53.4%).

In the third quarter, our HTU adjusted in-market sales volume increased by an estimated 8.2%.

For the nine months year-to-date, our cigarette and HTU shipment volume increased by 5.4% to 85.6 billion units, driven by Japan (up by 6.7%), partly offset by Australia (down by 43.9%).

For the nine months year-to-date, our HTU adjusted in-market sales volume increased by an estimated 9.6%.

Americas:

Financial Summary
Quarters Ended September 30,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$1,085	$1,148	(5.5)%	(5.0)%	$(63)	$(6)	$—	$(204)	$150	$(3)
Operating Income	$32	$137	(76.6)%	(92.0)%	$(105)	$21	$—	$(204)	$136	$(58)

During the quarter, net revenues decreased by 5.5%. Net revenues, excluding currency and acquisitions/divestitures, decreased by 5.0%, mainly reflecting an unfavorable price variance in the U.S., including the impact of special promotions to mark ZYN's return to full availability, with all promotional costs including retailer incentives taken in net revenues. This was partly offset by higher SFP volumes.

Operating income decreased by 76.6%. Operating income, excluding currency and acquisitions/divestitures, decreased by 92.0%, primarily reflecting: the same factors as for net revenues; and higher marketing, administration and research costs.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$3,624	$3,273	10.7%	13.9%	$351	$(103)	$—	$(60)	$525	$(11)
Operating Income	$497	$419	18.6%	31.3%	$78	$(53)	$—	$(60)	$482	$(291)

For the nine months ended September 30, 2025, net revenues increased by 10.7%. Net revenues, excluding currency and acquisitions/divestitures, increased by 13.9%, primarily reflecting: favorable volume/mix, driven by SFP volume and an unfavorable U.S. price variance largely offset by cigarette pricing outside of the U.S.

Operating income increased by 18.6%. Operating income, excluding currency and acquisitions/divestitures, increased by 31.3%, mainly reflecting: the same factors as for net revenues, and a favorable comparison to 2024 reflecting the restructuring charges of $168 million in 2024; partly offset by higher marketing, administration and research costs, higher manufacturing costs and higher amortization of intangibles.

Americas - Total Market and PMI Shipment Volume

In the third quarter, the estimated market for cigarettes and HTUs, excluding the U.S., decreased by 6.2% to 44.1 billion units, driven by a decrease in the cigarette market. The decrease was mainly due to Brazil (down by 9.8%) and Mexico (down by 11.3%), partly offset by Argentina (up by 5.0%).

For the nine months year-to-date, the estimated market for cigarettes and HTUs, excluding the U.S., decreased by 1.9% to 134.6 billion units driven by a decrease in the cigarette market.

In the third quarter, our shipment volume (in equivalent units) increased by 0.6% with SFP up by 26.9%, and cigarettes down by 4.7%.

For the nine months year-to-date, our shipment volume (in equivalent units) increased by 4.2% with SFP up by 32.3% and cigarettes down by 1.2%.

In the third quarter, our cigarette and HTU shipment volume decreased by 4.5% to 14.7 billion units, with decreases in Mexico (down by 12.8%) and Brazil (down by 9.6%), partly offset by increases in Argentina (up by 7.1%).

For the nine months year-to-date, our cigarette and HTU shipment volume decreased by 1.1% to 44.5 billion units, mainly due to Mexico (down by 6.8%), partly offset by Argentina (up by 6.7%).

(1) Excluding U.S. chew
Note: U.S. travel retail volumes of approximately 5.2 million and 8.1 million nicotine pouch cans are recorded in the Americas segment for the third quarter and nine months year-to-date 2025, respectively, while financial impacts are recorded in the EA, AU & PMI GTR segment. There were no meaningful U.S. travel retail volumes in prior year.

In the third quarter, oral SFP shipments increased by 29.1% to 238 million cans, predominantly driven by ZYN nicotine pouches in the U.S. ZYN growth in the U.S. was driven by underlying consumer offtake growth amplified by the impact of increased commercial activities and, separately, of special short-term promotions in select U.S. locations to mark ZYN's return to full availability, which specifically accounted for a single digit percentage of our third quarter U.S. shipments.

For the nine months year-to-date, oral SFP shipments increased by 34.4% to 701 million cans, predominantly driven by ZYN nicotine pouches in the U.S.

Business Environment
The tobacco industry and our company face a number of challenges that may adversely affect our business, product sales volume, results of operations, cash flows and financial position. These challenges, which are discussed below and in "Cautionary Factors That May Affect Future Results" include:
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

Commercialization of SFPs

We are continuing to develop a multiplatform approach and tailoring our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our SFPs, our initial market introductions typically entail one-on-one consumer engagement (in person or by digital means) and device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. PMI has invested, and continues to invest, in digital consumer engagement.

In 2014, we introduced IQOS in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

As of October 2025, PMI's smoke-free products were available for sale in 100 markets.

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other SFPs and continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our SFP portfolio in "Cautionary Factors That May Affect Future Results" in this report.

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

Our commercialization efforts for the other PMI-developed SFPs are as follows:

•Since 2022, we began commercializing BONDS devices and BLENDS consumables in 4 markets.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 46 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands in both the snus and nicotine pouch categories. They are currently available in 47 markets.

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

On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on heated tobacco products ("HTPs") does not contravene EU law. Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. On May 21, 2024, the FCD delivered its judgment and dismissed the claim of our local affiliate, f6 Cigarettenfabrik GmbH & Co.KG, ("PM Germany"). PM Germany filed a notice of appeal to the Federal Fiscal Court on June 19, 2024. To avoid further accumulation of interest, in January 2025, PM Germany provisionally paid the additional HTP excise tax relating to 2022, 2023 and 2024 (pending the outcome of the FCD decision). An oral hearing is expected by the third quarter of 2026.

In March 2025, Japan adopted a multi-year tax plan that included changes to its excise tax structure and rates for tobacco products. Under the plan, the excise tax for HTPs will be harmonized with cigarettes in two steps; one on April 1, 2026 and the second on October 1, 2026. The first increase in the harmonized HTP and cigarette excise tax will occur in April 2027, and the plan provides predictability on future excise rate increases for all tobacco product categories until April 2029.

Legislative and Regulatory Environment

The tobacco industry operates in a highly regulated environment. The well-known risks of smoking have led regulators to impose significant restrictions and high excise taxes on cigarettes. The regulatory landscape for novel nicotine-containing products is inconsistent and evolving but is, in some instances, even more restrictive compared to the regulatory environment for cigarettes.

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

We believe that when better alternatives to cigarettes exist, the discussion should not be whether these alternatives should be made available to the more than one billion people who smoke cigarettes today, but how fast they can be made available, and within what regulatory framework to maximize their adoption by adult smokers while minimizing unintended use. Therefore, we advocate for regulatory frameworks that are based on a continuum of risk where non-combustible products fall below combustible cigarettes. And we believe that regulation and taxation should differentiate between cigarettes and products that present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to these products versus continued smoking.

Product regulation should include measures that encourage and accelerate switching to non-combustible products, for example, by allowing adult consumers who would otherwise continue smoking cigarettes to receive truthful and non-misleading information about such alternatives to enable them to make informed decisions and by applying uniform product standards to enable manufacturers to demonstrate the absence of combustion, as well as the reduction in HPHCs.

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

Regulatory Restrictions

SFP Sales Prohibitions: Some governments have banned, are seeking to ban, or severely restrict emerging tobacco and nicotine-containing products, such as our SFPs, and communication of truthful and non-misleading information about such products. Significant markets that have prohibited or severely restricted the sale of one or more category of SFP include Argentina, Brazil, Canada, France, India, Mexico, Turkey, Australia, Thailand, and Vietnam. In the U.S., some states and municipalities have introduced stringent restrictions on the sale of certain SFPs, including those authorized by the FDA.

These regulations might foreclose or unreasonably restrict adult consumer access to products that might be a better consumer choice than continuing to smoke cigarettes. These regulations could also constitute, in effect, non-tariff barriers to trade. We oppose blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued cigarette smoking. By contrast, we support regulation that sets clear standards for all SFP categories and propels innovation to benefit adult smokers who would otherwise continue to smoke cigarettes.

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

The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors, while exempting other tobacco products under EU TPD from this characterizing flavor ban. This was also the case for heated tobacco products until November 23, 2022, when the EU Commission published a delegated directive that eliminated this exemption. All EU Member States were required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our SFP products currently sold in the EU. Currently, all but one EU Member State has transposed this directive into national law, withdrawing the heated tobacco product exemption from the characterizing flavor ban. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipated that, while short-term volatility would be possible, the ban’s impact on our shipment volumes in the EU would be relatively limited in the near term. To date, our experience is generally consistent with this expectation. There has been some short-term disruption in countries that have implemented the ban, most notably in Italy, but the impact has generally been limited in time and magnitude. But our fundamental view remains that we do not expect a meaningful long-term change in the structural growth of the category. We will continue to actively monitor relevant developments in the EU market, including from an illicit trade standpoint.

Other countries may follow the EU’s approach toward tobacco product ingredients. Turkey banned menthol as of May 2020. Broader ingredient bans have been adopted by, among others, Brazil (pending a court decision), Thailand, Hong Kong, and Canada. In the U.S., certain states and localities have adopted, or are considering adopting, flavor bans that apply to SFPs.

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

Some members of the public health community are calling for further standardization of tobacco products by requiring, for example, that cigarettes have a certain minimum diameter, which would result in a ban on slim cigarettes, or requiring the use of standardized filter and cigarette paper designs. In the Netherlands, an anti-smoking organization has brought a lawsuit to force the government to require a different test method for measuring cigarette emissions than what is currently required under EU law, which, if allowed, could lead to a de facto ban on manufactured cigarettes in the Netherlands and, potentially, in other EU countries. In addition, at its meeting in November 2016, the CoP adopted non-binding guidelines recommending that countries regulate product design features that increase the attractiveness of tobacco products, such as the diameter of cigarettes and the use of flavor capsules.

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion. These standards are mandatory in Armenia, Bahrain, Egypt, Jordan, Lebanon, the Philippines, Saudi Arabia, Tajikistan, Tunisia, the United Arab Emirates ("UAE") and Uzbekistan, and voluntary in Algeria, Angola, Colombia, Costa Rica, Dominican Republic, Indonesia, Kazakhstan, Kyrgyzstan, Morocco, Russia, South Africa, Vietnam, the U.K. and Ukraine. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-Vapor products, national standards setting minimum quality and safety requirements have been adopted in several markets. These standards are mandatory in Armenia, Australia, Bahrain, China, Egypt, Jordan, Morocco, New Zealand, the Philippines, Russia, the UAE, and Saudi Arabia and Tajikistan, and voluntary in Azerbaijan, Costa Rica, France, Indonesia, the Philippines, Russia, the U.K., and Ukraine.

Currently, national standards setting minimum quality and safety requirements for modern oral nicotine pouches have been adopted in several countries. These standards are mandatory in Bahrain, Morocco, Pakistan, and the UAE, and are voluntary in Angola, Armenia, Costa Rica, France, Malawi, Mexico, Moldova, the Philippines, Sweden, the U.K., Ukraine and Zimbabwe.

We expect other governments to consider similar product standards for all novel tobacco and nicotine-containing products and encourage making them mandatory.

Restrictions on Public Smoking and Use of Nicotine-Containing Products in Public: The pace and scope of restrictions on the use of our products have increased significantly in most of our markets. Many countries around the world have adopted, or are likely to adopt, regulations that restrict or ban smoking and use of certain nicotine-containing products in public and/or workplaces, restaurants, bars and nightclubs. Some public health groups have called for, and some countries, regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically, when minors are present) and private homes. On December 3, 2024, the EU Council adopted its legally non-binding recommendation on smoke- and aerosol-free environments. While the recommendations recognize scientifically proven differences between smoke-free and combustible products, they nevertheless encourage EU member states to restrict usage of both conventional tobacco products and inhalable smoke-free products in indoor public spaces and some outdoor areas. Each member state is to decide whether or not to implement these recommendations.

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

The EU Single-Use Plastics Directive, which requires tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, came into force on July 2, 2019. As of December 31, 2024, the majority of EU Member States transposed the directive into national legislation and brought into force mandatory EPR schemes and related EPR costs for tobacco manufacturers and importers. We currently expect further adoption of similar laws in other jurisdictions, and we are monitoring developments in this area. We do not estimate a material impact to our business in the EU as a result of compliance with these mandatory EPR schemes.

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

On July 5, 2023, we submitted applications to the FDA requesting renewal of the MRTP authorizations previously granted to IQOS products in the United States. These renewal requests were received by the FDA 360 days prior to the stated July 2024 expiration date of the original exposure modification orders, as requested by the FDA in the original orders. On May 9, 2024, the FDA filed for scientific review of our MRTP renewal applications for IQOS products and posted materials from these applications. The FDA referred our MRTP renewal to the Tobacco Product Scientific Advisory Committee (“TPSAC”). TPSAC held a meeting on our renewal application on October 7, 2025. The recommendations of TPSAC are not binding on the FDA. By regulation, the FDA’s decision on our renewal application will take into account, in addition to the views of TPSAC, scientific evidence as well as comments, data and information submitted by interested persons. The FDA did not issue a decision on our MRTP renewal applications prior to the stated July 7, 2024, expiration date of the original exposure modification orders. The MRTP renewal applications were timely filed in accordance with FDA direction, and we believe that we are permitted to continue to use the modified exposure claim with respect to those products that received exposure modification orders until the FDA decides on our MRTP renewal applications.

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

In April 2024, we submitted MRTPAs for ZYN products currently marketed in the United States and requested authorization of a modified risk claim. In February 2025, the FDA formally accepted our MRTPAs and in June 2025, issued a filing letter for 20 ZYN nicotine pouch products. This action initiated a scientific review of our MRTPAs which requested the following modified risk claim: “Using ZYN instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” During the review, the FDA will determine whether our applications provide the necessary evidence for ZYN products to be marketed with the requested claim. Starting June 18, 2025, the public may submit public comments on our MRTPAs to a public docket on regulations.gov. There is currently no deadline for public comments. The FDA referred our MRTPAs to TPSAC, which is expected to meet in the first quarter of 2026.

We also submitted additional applications for authorization to market other ZYN products. The FDA has not issued a decision on these applications, and these ZYN products are not presently marketed in the United States. In September 2025, the FDA launched a pilot program that aims to increase efficiency and streamline the review process for PMTAs for nicotine pouches. The pilot will involve increased real-time communication between the FDA and applicants with the goal of providing more frequent feedback and shorter review timeframes. We are aware that certain of our competitors have recently marketed, or stated their intention to market, tobacco products that have pending PMTAs and have not been previously marketed in the United States. We continue to evaluate the FDA’s and other regulators’ practices regarding products that have pending applications for marketing authorization and assess all potential pathways to market that might be available in connection with products for which we have a PMTA pending.

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

Other Commercialization and Risk Statement Authorization Frameworks: On March 22, 2023, a bill amending the Tobacco Hazards Prevention and Control Act in Taiwan went into effect. It regulates heated tobacco products and bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are not cigarettes, cut tobacco, cigars, snuff nor chewing tobacco, must undergo a health risk assessment as part of an authorization system. In July 2023, we filed an authorization request to commercialize IQOS in Taiwan pursuant to this Act. We have since received this authorization, which took effect on October 11, 2025.

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

As part of a previously announced sales and supply chain review, SMNA discontinued sales through the e-commerce shop associated with ZYN.com in the United States.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 71 Parties, including the EU, have ratified the Protocol. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. In February 2024, the third Meeting of the Parties to the Protocol took place. No additional restrictive measures were adopted, and a mandate to conduct further work will be considered at the next session, currently scheduled to take place in November 2025. According to publicly available reports, the fourth Meeting of the Parties will look into future restrictions on duty-free tobacco sales, regulation of key inputs used in tobacco product manufacturing, and whether Protocol’s provisions cover electronic nicotine and non-nicotine delivery systems. The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU were extended to include tobacco products other than cigarettes, including some of our SFPs, as of May 20, 2024.

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

Climate Change Laws and Regulations

While, to date, the effect of climate-related laws and regulations on PMI has not been material to our business, results of operations or financial condition, consideration of environmental and climate-related laws and regulations is an integral aspect of PMI’s climate-related risk assessment process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing climate change-related legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance. Examples include, but are not limited to, the EU Emissions Trading System, the 2015 Paris Climate Agreement, the work of the International Financial Reporting Standards Foundation, including the International Sustainability Standards Board proposed climate standard, the Transition Planning Task Force disclosure framework, and the recommendations of the Task Force on Climate-related Financial Disclosures, the California Climate Corporate Accountability Act, the California Greenhouse Gases: Climate-Related Financial Risk Act, the Task Force on Nature-related Financial Disclosures, the EU Corporate Sustainability Reporting Directive, the EU Taxonomy Regulation, the EU Deforestation Regulation, the EU Corporate Sustainability Due Diligence Directive, CDP, the GHG Protocol, and the EU's Carbon Border Adjustment Mechanism (CBAM) as well as other carbon tax programs in Canada and other jurisdictions.

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

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the nine months ended September 30, 2025 and 2024, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting were not material.

Restructuring Activities

We discuss restructuring activities in Note 16. Restructuring Activities to our condensed consolidated financial statements.

Impact of Inflation on Our Business

Like many other global companies, we have experienced inflationary pressures in 2022, 2023, 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. In 2025, we expect certain inflationary elements such as direct materials and utilities to stabilize, with a moderate overall increase in inflationary pressures driven by tobacco leaf costs. The impact of inflation on cost of sales during the first nine months of 2025 was not material to our condensed consolidated financial statements.

Impact of Tariffs on Our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy.

While the global tariff environment is volatile, as a global company with a broadly diversified production, a worldwide supplier network, including an established U.S. manufacturing base for nicotine pouches, and existing supply chains that are largely self-contained within their respective trade regions, we currently believe we are well-positioned to mitigate potential supply chain challenges and that the changing tariff environment will not have a material impact on our business. During the first nine months of 2025, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2025 and 2026.

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

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023. The new production facility was completed at the end of the first quarter of 2024 and local production commenced in April 2024. As of September 30, 2025, our Ukrainian operations had approximately $0.7 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of September 30, 2025, our Russian operations had approximately $4.5 billion in total assets, excluding intercompany balances, of which approximately $2.0 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, PMI holds a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of September 30, 2025 had a carrying value of $305 million. For further details, see Note 13. Related Parties – Equity Investments and Other.

These developments above have or may have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Financial Review

Cash Flow Highlights

	For the Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by (used in) operating activities	$7,524	$8,215
Net cash provided by (used in) investing activities	(3,539)	(1,533)
Net cash provided by (used in) financing activities	(4,551)	(5,378)

Net Cash Provided by (Used in) Operating Activities
During the first nine months of 2025, net cash provided by operating activities was $7.5 billion as compared to $8.2 billion in the first nine months of 2024. Excluding favorable currency movements, the unfavorable variance of $1.0 billion was due primarily to higher working capital requirements of $2.9 billion. This was partly offset by higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense, non-cash movements in deferred income tax benefit and other non-cash movements primarily reflected in Other. Our net cash provided by operating activities also includes dividend income from our deconsolidated Canadian affiliate of $0.5 billion received in the third quarter (for further details, see Note 13. Related Parties – Equity Investments and Other to our condensed consolidated financial statements).

The higher working capital requirements in 2025 as compared with 2024 were primarily due to more cash used in inventories, coupled with more cash used in accrued liabilities and other current assets, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments. Excise tax payments included the disputed supplemental tax surcharge on heated tobacco products in Germany of approximately $0.8 billion as PMI elected to pay the supplemental tax surcharge in January 2025 to avoid the future addition of interest (for further details refer to the MD&A Europe segment section where we describe the case). In addition, more cash used in income taxes primarily reflected the higher final 2017 U.S. Tax Cuts and Jobs Act transition tax installment payment.

For the full year 2025, we currently expect net cash provided by operating activities of more than $11.5 billion at prevailing exchange rates, subject to year-end working capital requirements. This now includes dividend income from our deconsolidated Canadian affiliate.

Net Cash Provided by (Used in) Investing Activities

During the first nine months of 2025, net cash used in investing activities was $3.5 billion as compared to $1.5 billion in the first nine months of 2024. This increase in net cash used was primarily due to changes in the cash collateral posted for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus U.S. dollar.

Capital expenditures of $1,125 million during the first nine months of 2025 decreased by $41 million as compared with the first nine months of 2024. The 2025 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2025 to be around $1.6 billion, the vast majority due to investments supporting the smoke-free business.

Net Cash Provided by (Used in) Financing Activities

During the first nine months of 2025, net cash used in financing activities was $4.6 billion as compared to $5.4 billion in the first nine months of 2024. The decrease in net cash used was primarily due to higher net borrowings in 2025 (primarily higher commercial paper outstanding in 2025, partly offset by lower long-term debt proceeds in 2025), partially offset by higher dividend payments and changes in the cash collateral received for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus U.S. dollar.

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

At September 30, 2025, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Positive
Fitch	F1	A	Stable

Revolving Credit Facilities
At September 30, 2025, our committed revolving credit facilities were as follows:

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

At September 30, 2025, there were no borrowings under the committed revolving credit facilities, and the entire committed amounts were available for borrowing.

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

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.8 billion at September 30, 2025, and approximately $2.1 billion at December 31, 2024. Borrowings under these arrangements and other bank loans amounted to $195 million at September 30, 2025, and $137 million at December 31, 2024.

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

On November 21, 2024, PMI prepaid approximately €3 billion (approximately $3.2 billion), including outstanding principal and accrued interest, representing all borrowings outstanding under the 3-year tranche of the senior unsecured term loan facility. As of September 30, 2025, borrowings in the amount of €2.5 billion (approximately $2.9 billion) under the 5-year tranche of the term loan facility remained outstanding.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2025, we had $1.7 billion of commercial paper outstanding. At December 31, 2024, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2025 was $3.6 billion. The average commercial paper balance outstanding during 2024 was $1.3 billion.

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

Debt – Our total debt was $50.1 billion at September 30, 2025 and $45.7 billion at December 31, 2024.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

PMI's debt issuances in the first nine months of 2025 were as follows:

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
Guarantees – At September 30, 2025, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

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

Equity and Dividends

We discuss our stock awards as of September 30, 2025 in Note 3. Stock Plans to our condensed consolidated financial statements.

Dividends paid in the first nine months of 2025 were $6.3 billion. During the third quarter of 2025, our Board of Directors approved an 8.9% increase in the quarterly dividend to $1.47 per common share. As a result, the present annualized dividend rate is $5.88 per common share.

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

The World Health Organization (the "WHO") study group on tobacco product regulation published their ninth report on the scientific basis of tobacco product regulation in August 2023. The report is based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and the access to accurate information about them. In August 2021, the Framework Convention on Tobacco Control (the "FCTC") Secretariat published two reports on novel and emerging tobacco products to the Ninth Session of the CoP of the FCTC, which are not materially different from the WHO study group report. The Eleventh Session of the CoP ("CoP 11") is currently scheduled to take place in November 2025. In preparation for CoP 11, the FCTC Secretariat has released a number of reports. They include proposals to curb tobacco use, address nicotine addiction, introduce generation sales bans and safeguard public health policies from industry interference

Reports issued by the WHO and other FCTC guidelines or recommendations are not binding on the WHO Member States or on parties to the FCTC, and so it is not possible to predict the extent to which any proposals it adopts will be implemented. However, the WHO proposals could lead to restrictions on the availability of certain of our SFPs and access to accurate information about them in one or more of our markets, which could have a material adverse effect on our results of operations.

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

We continuously monitor the values of our long-lived assets, reporting units, intangible assets, as well as investments in equity securities, to determine whether events or changes in circumstances indicate that an impairment exists. Additionally, we test goodwill and non-amortizable intangible assets for impairment annually. The values of these assets may be affected by several factors, including general macroeconomic and geopolitical conditions; regulatory and legal developments; changes in product volume growth rates; changes in pricing strategies and cost bases; discount rates; success of planned new product expansions; competitive activity; and income and excise taxes. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. See Item 7. Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information concerning impairment determination and calculation.

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

We increasingly rely on third-parties and their subcontractors/suppliers, sometimes concentrated in a specific geographic area, for product distribution and to manufacture some of our products and product parts (particularly, electronic devices and accessories), as well as to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiency and decrease our operating costs, they also diminish our direct control. Such diminished control may lead to disruption in the distribution of our products and may have a material adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage or negatively impact our reputation. In addition, we may be unable to renew these agreements on satisfactory terms for numerous reasons, including government regulations, and the distribution of our products may be disrupted in certain markets or our costs may increase significantly if we must replace such third parties with other partners or our own resources.

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

Increasing inflationary pressures have and may continue to result in significant increases to our expenses, including direct materials, wages, energy, and transportation costs. While we take actions, wherever possible, to reduce the impact of the effects of inflation, in cases of sustained and elevated inflation across several of our major markets, it may be difficult to effectively control the increases to our costs. In recent periods, increased inflation has and may continue to lead to growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. Inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products. We expect a moderate inflationary increase in the remainder of 2025. If we are unable to increase our prices sufficiently or take other actions to mitigate the effect of inflationary pressures, our profitability and financial position could be negatively impacted.

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

Risks Related to Cybersecurity, Data Governance and Artificial Intelligence

We are significantly dependent on our and third-party information technology networks and systems, and a cybersecurity incident or attack against those networks or systems may adversely impact our business and operations.

We and our business partners heavily rely on information technology networks and systems, including those connected to the Internet, to help manage business processes and operations, including the collection, storage, interpretation, and processing of confidential, sensitive, personal and other data; internal and external communications; marketing and e-commerce activities; the manufacture, sale, and distribution of our products; management of third-party business relationships; engagement with governmental authorities; innovation through research and development; and other activities necessary for business operations. Some of these information systems and networks are developed, supplied, or managed by third-party service providers that may make us vulnerable to “supply chain” style cyberattacks. Additionally, some information technology systems may be supported by artificial intelligence capabilities that may not function as intended, posing cybersecurity, data governance and data protection risks. The failure or disruption of our information technology networks and systems, or those managed by third-party service providers or owned by our business partners and used in furtherance of PMI’s business, due to cybersecurity attacks; unauthorized attempts to corrupt or extract data; security vulnerabilities; misconfigurations; human error; or failure or inability by us, third-parties, or our business partners to adhere to cybersecurity industry best practices, could place us at a competitive disadvantage, cause reputational damage, impact our operations, result in data breaches, significant business disruption, litigation, regulatory action including significant fines or penalties, financial impact, loss of revenue or assets including our intellectual property, personal, confidential, or sensitive data.

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

An actual or alleged failure to comply with complex and changing privacy, data, artificial intelligence and information security laws and regulations such as under the EU General Data Protection Regulation, various U.S. state and federal laws, and other similar privacy, data, and information security laws, regulations, or voluntary guidelines that could establish legal duties across the various jurisdictions in which PMI operates, such as the failure or inability to protect or safeguard personal or company data, or information systems and networks, including connected products; implement or execute appropriate technological and reasonable security and organizational measures; implement and maintain appropriate safeguards for personal or company data being transferred internationally or between third parties; respect the privacy, digital, or other rights of data subjects; provide sufficient detailed notices, information, or transparency obligations related to personal or other data processing; obtain appropriate consent and opt-outs; respond to data subject or other data requests in a timely fashion; meet stringent timeframe requirements for incident reporting to regulatory authorities or data subjects; notify all relevant regulatory authorities or data subjects; comply with artificial intelligence regulations, and others, could have a material adverse effect on us, subject us to substantial fines and/or legal challenges, and/or harm our business, reputation, financial condition, or operating results. Such laws and regulations across the jurisdictions in which PMI operates may vary, resulting in inconsistent or conflicting legal obligations. Although we maintain a cyber liability insurance policy to address many of these risks, such policy may not be sufficient to prevent a cybersecurity incident or attack from resulting in a material adverse effect on our business, reputation, financial condition, or operating results.

We increasingly use artificial intelligence-based solutions in our business, which could result in reputational harm, legal liability, and adversely affect our operating results.

We and our business partners are increasingly incorporating artificial intelligence ("AI")-based solutions in our ways of working and operations, but this process involves uncertainty and risks, which may or may not yield corresponding benefits. Artificial intelligence technologies are complex, and there are technical and organizational challenges associated with achieving optimal levels of accuracy, efficiency, safety, explicability, reliability, and use for their intended purposes. Flaws, biases, data sourcing issues, limitations, errors, misconfiguration, or malfunctions in these systems could result in operational disruptions, including data loss and corruption. There is a risk of artificial intelligence system failures, disruptions, or vulnerabilities that could compromise PMI’s information technology networks and systems and the integrity, availability, security, or privacy of PMI data processed by or through such systems. The emergence of AI and other technologies may also exacerbate other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, intellectual property ownership and infringement, and data privacy or security. Separately, AI presents a new attack surface that cybercriminals will attempt to exploit as well as providing means to scale and automate targeted attacks. Ineffective or inadequate artificial intelligence development, adoption, or deployment practices, including any use, reliance, or dependence on AI generated outputs, could result in unintended, unexpected, or otherwise unforeseen adverse consequences. These risks could have a material adverse effect on our business, reputation, financial condition, or operating results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended September 30, 2025, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2025 – July 31, 2025	—	$—	—	$—
August 1, 2025 – August 31, 2025	—	$—	—	$—
September 1, 2025 – September 30, 2025	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2025 – July 31, 2025 (1)	6,313	$182.30
August 1, 2025 – August 31, 2025 (1)	1,785	$163.91
September 1, 2025 – September 30, 2025 (1)	8,079	$164.45
For the Quarter Ended September 30, 2025	16,177	$171.36

(1)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 5.    Other Information.

During the three months ended September 30, 2025, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
October 24, 2025