Form 10-K
period 2025-12-31
Philip Morris International Inc.
filed 2026-02-06
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $283 billion based on the closing sale price of the common stock as reported on the New York Stock Exchange.

Class	Outstanding at	January 30, 2026
Common Stock, no par value	1,556,679,579	shares

DOCUMENTS INCORPORATED BY REFERENCE

Parts Into Which Incorporated
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders to be held on May 6, 2026, to be filed with the Securities and Exchange Commission on or about March 26, 2026.	Part III

In this report, “PMI,” “we,” “us” and “our” refers to Philip Morris International Inc. and its subsidiaries.

Trademarks and service marks in this report are the registered property of, or licensed by, the subsidiaries of Philip Morris International Inc. and are italicized.

PART I

Item 1.Business.

General Development of Business

General

Philip Morris International Inc. is a Virginia holding company incorporated in 1987. In March 2008, we became a U.S. public company listed on the New York Stock Exchange and subject to the rules of the U.S. Securities and Exchange Commission (the "SEC"). We are a leading international consumer goods company, actively delivering a smoke-free future and evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, including heat-not-burn, nicotine pouch and e-vapor products. Since 2008, we have invested over $16 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. As of April 30, 2024, we hold the full rights to commercialize IQOS in the U.S. after reaching an agreement to end our U.S. commercial relationship covering IQOS with Altria Group, Inc. in 2022. Following a robust science-based review, the U.S. Food and Drug Administration (the "FDA") has authorized the marketing of Swedish Match’s General snus and ZYN nicotine pouches and versions of PMI’s IQOS devices and consumables - the first-ever such authorizations in their respective categories. Versions of IQOS devices and consumables and General snus also obtained the first-ever Modified Risk Tobacco Product ("MRTP") authorizations from the FDA. We describe the MRTP orders in more detail in the "Business Environment" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

With a strong foundation and significant expertise in life sciences, PMI has a long-term ambition to expand into wellness areas. The business strategy of our wellness unit, Aspeya, currently focuses on developing and commercializing primarily oral consumer wellness offerings. This includes medical and non-recreational cannabinoid products (including CBD), in line with applicable regulatory requirements, though any revenue related to cannabinoids is expected to be negligible in the near to medium term.

Smoke-Free Business ("SFB”) is the term PMI uses to refer to all of its smoke-free products. SFB also includes wellness products, as well as consumer accessories, such as lighters and matches.

Smoke-free products (also referred to herein as "SFPs") is the term PMI uses to refer to all of its products that provide nicotine without combusting tobacco, such as heat-not-burn, e-vapor, and oral smokeless, and that therefore generate far lower levels of harmful chemicals. As such, these products have the potential to present less risk of harm versus continued smoking.

We have a range of SFPs in various stages of development, scientific assessment and commercialization. Our smoke-free products are designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We put significant effort to restrict access of our products from underage persons. We believe regulation must include measures designed to prevent youth initiation; and we also support and engage with relevant authorities to seek sensible regulation of flavors, mandated health warnings and minimum age laws.

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

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of December 31, 2025, our smoke-free products were available for sale in 106 markets. With regard to modern oral pouches, we increased our presence to 56 markets.

Our cigarettes are sold in approximately 170 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio comprises both international and local brands and is led by Marlboro, the world’s best-selling international cigarette, which accounted for approximately 43% of our total 2025 cigarette shipment volume. Marlboro is complemented in the premium-price category by Parliament. Our other leading international cigarette brands are Chesterfield, L&M, and Philip Morris. These five international cigarette brands contributed 81% of our cigarette shipment volume in 2025. We also own a number of important local cigarette brands, such as Dji Sam Soe and Sampoerna A in Indonesia, and Fortune and Jackpot in the Philippines.

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

Description of Business

Following the sale of Vectura Group Ltd. on December 31, 2024, we updated our segment reporting in January 2025 by including the ongoing Wellness results (previously referred to as Wellness & Healthcare) in the Europe segment. In addition, we renamed our “PMI Duty Free” business to “PMI Global Travel Retail” effective in the first quarter of 2025. As a result of this change, our segment that includes our duty free business was renamed East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”).

As of December 31, 2025, our four geographical segments were as follows:
•Europe Region is headquartered in Lausanne, Switzerland, and covers all the European Union countries, Switzerland, the United Kingdom, and also Ukraine, Moldova and Southeast Europe; it also includes our Wellness business;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA") is headquartered in Dubai, United Arab Emirates. It covers South and Southeast Asia, the African continent, the Middle East, Turkey, as well as Israel, Central Asia, Caucasus and Russia;
•East Asia, Australia, and PMI Global Travel Retail ("EA, AU & PMI GTR") is headquartered in Hong Kong, and includes the consolidation of our global travel retail business with East Asia & Australia; and
•Americas Region is headquartered in Stamford, Connecticut, and covers the United States, Canada and Latin America.

As communicated in the fourth quarter of 2025, with our smoke-free business now operating at scale across our regions, including substantial growth from our U.S. business, we have implemented an evolved organizational model with two primary business units: International and U.S. The updated organizational structure is designed to enhance our agility and to support our journey to become a smoke-free company under the leadership of Jacek Olczak, Group CEO of PMI. This change was implemented effective January 1, 2026, and as a result we realigned our reportable segments accordingly. The four geographic segments have been replaced with three new reportable segments: International Smoke-Free, International Combustibles, and U.S. As of the first quarter of 2026, our reporting will reflect these changes.

Our shipment volume in 2025, including cigarettes and smoke-free products (in equivalent units) were as follows:

Full-Year 2025
	Total PMI	SFP	HTU	Oral SFP	E-vapor	Cigarettes
Total Shipment Volume (equivalent units in billions)	786.5	179.1	155.1	20.7	3.3	607.4
vs. 2024	1.4%	12.8%	11.0%	18.5%	+100%	(1.5)%
Oral smoke-free products conversion: (i) nicotine pouches (units): 15 pouches per can in the U.S. and approximately 20 pouches per can outside the U.S.; (ii) snus products: weighted average 21 pouches equivalent per can; (iii) moist snuff products: weighted average 17 pouches equivalent per can; (iv) tobacco bits products: weighted average 30 pouches equivalent per can; (v) chew bags products: weighted average 20 pouches per can.
E-vapor products conversion: one milliliter of e-vapor liquid equivalent to 10 units.

References in this Form 10-K to total international market, defined as worldwide cigarette and heated tobacco unit volume, excluding the United States, total industry (or total market) and market shares, are our estimates for tax-paid and Global Travel Retail products based on data from a number of internal and external sources, and may, in defined instances, exclude China. Past reported periods may be updated to ensure comparability and to incorporate the most current information for industry and market share reporting.

Unless otherwise stated, references to total industry and our market share performance reflect cigarettes and heated tobacco units.

Key data regarding total market and market share were as follows:

	2025	2024	2023
Total Market, billion units (excluding China and the U.S.)	2,587	2,596	2,560

Total International Market Share (1)	29.2%	29.0%	28.6%
Cigarettes	23.4%	23.7%	23.8%
HTU	5.8%	5.3%	4.7%

PMI Cigarette over Cigarette Market Share (2)	25.3%	25.5%	25.4%
Marlboro Cigarette over Cigarette Market Share (3)	10.7%	10.2%	9.8%

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

We have a market share of at least 15% in approximately 100 markets, including Algeria, Argentina, Australia, Austria, Brazil, the Czech Republic, Egypt, France, Germany, Greece, Hong Kong, Hungary, Indonesia, Italy, Japan, Kazakhstan, Mexico, the Netherlands, the Philippines, Poland, Portugal, Romania, Russia, Saudi Arabia, the Slovak Republic, South Korea, Spain, Switzerland and Turkey.

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

The competitive environment and our competitive position can be significantly influenced by weak economic conditions; erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; adult smoker willingness to convert to our SFPs; higher product taxes; higher absolute prices and larger gaps between retail price categories; and product regulation that diminishes the ability to differentiate products, restricts adult consumer access to truthful and non-misleading information about our SFPs, or disproportionately impacts the commercialization of our products in relation to our competitors.

Competitors in our industry include Altria Group, Inc., British American Tobacco plc, Japan Tobacco Inc., Imperial Brands plc, new market entrants, particularly with respect to innovative products, several regional and local tobacco companies and, in some instances, state-owned tobacco enterprises, principally in Algeria, Egypt, China, Taiwan, Thailand and Vietnam. Some of our competitors have different profit, volume and regulatory objectives, and some international competitors may be less susceptible than PMI to changes in currency exchange rates. Some market participants who sell products that directly compete with ours are circumventing applicable regulations or adopting regulatory interpretations that, in the absence of regulatory intervention and/or enforcement, could lead to an unfair competitive environment in certain markets where we operate. Certain SFP competitors may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, and without scientific substantiation based on appropriate R&D protocols and standards. The growing use of digital media could increase the speed and extent of the dissemination of inaccurate and misleading information about our SFPs, all of which could have a material adverse effect on our profitability and results of operations.

Procurement and Raw Materials

We purchase tobacco leaf of various types, grades and styles throughout the world, mostly through independent international tobacco suppliers. In 2025, we also contracted directly with farmers in several countries, including Argentina, Brazil, Italy, Pakistan and Poland. In 2025, direct sourcing from farmers represented approximately 23% of PMI’s global leaf requirements. The largest supplies of tobacco leaf are sourced from Argentina, Brazil, China, India, Italy, Indonesia (mostly for domestic use in kretek products), Malawi, Mozambique, the Philippines, Turkey and the United States. We believe that there is a sufficient supply of tobacco leaf in the world markets to satisfy our current and anticipated production requirements.

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

In 2025, we purchased a wide variety of direct materials from a total of approximately 350 suppliers. The four most significant direct materials that we purchase are printed paper board used in packaging, acetate tow used in filter making, fine paper used in the manufacturing of cigarettes and heated tobacco units, and susceptors used for TEREA and other consumables. In addition, the adequate supply and procurement of cloves are of particular importance to our Indonesian business. For our oral smoke-free products, direct materials include plastic cans and lids for nicotine pouches and traditional snus products, nicotine salt or nicotine premix for nicotine pouches, pouch material for individual pouchmaking and additives. In 2025, our top ten suppliers of direct materials combined represented approximately 60% of our total direct materials purchases.

Additionally, we purchase electronic devices, which are made by various electronic manufacturing services providers ("EMS"). The components used in the assembly of these devices can be made by the EMS or purchased from other suppliers. These components include mechanical parts, electrical and electromechanical components, batteries, semiconductors, and packaging materials.

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

Other Matters

Customers

As described in more detail in “Distribution & Sales” above, in many of our markets we sell our products to distributors. In 2025, sales to a distributor in the Europe Region and a distributor in the EA, AU & PMI GTR Region each amounted to 10 percent or more of our consolidated net revenues. See Item 8, Note 11. Segment Reporting for more information. We believe that none of our business segments is dependent upon a single customer or a few customers, the loss of which would have a material adverse effect on our consolidated results of operations. In some of our markets, particularly in the Europe, SSEA, CIS & MEA, and EA, AU & PMI GTR Regions, a loss of a distributor may result in a temporary market disruption.

Human Capital

Our Workforce. At December 31, 2025, we employed approximately 84,900 people worldwide, including full-time, temporary and part-time staff. Our businesses are subject to a number of laws and regulations relating to our relationship with our employees. Generally, these laws and regulations are specific to the location of each business. We engage with legally recognized employee representative bodies and we have collective bargaining agreements in several of the countries in which we operate. In addition, in accordance with E.U. requirements, we have established a European Works Council composed of management and elected members of our workforce. We believe we maintain good relations with our employees and their representative organizations.

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

Collaborative Culture. We are proud of the global reach of our company, with approximately 170 markets where we have sold our products, and with employees representing more than 130 nationalities as of December 31, 2025. We reflect the demographics of the countries, communities, and consumers we serve, which is key to the variety of thought, innovation, and consumer-centric approach that enables us to deliver a smoke-free future.

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

The regulatory landscape related to environmental matters is rapidly evolving. We closely monitor these developments and implement initiatives addressing PMI’s priorities in line with our sustainability strategy. In particular, we are subject to international, national, and local environmental laws and regulations in the countries in which we do business. We have specific programs across our business units designed to meet, and where required, report on, applicable environmental compliance requirements.

Our environmental and occupational health and safety management program takes into account our policies, standard practices and procedures at our manufacturing centers, and, where required, we obtain external third party certification to validate the effectiveness of our management programs. Our subsidiaries expect to continue to make investments in order to drive improved performance and maintain compliance with environmental laws and regulations. We assess and report to our management the compliance status of our legal entities on a regular basis. Based on current regulations, the management and controls we have in place and our review of environmental risks, expenditures related to such matters have not had, and are not expected to have, a material adverse effect on our consolidated results of operations, capital expenditures, financial position, earnings or competitive position.

In Item 1A. Risk Factors, we provide additional details related to risks that could significantly affect our financial results, including regulatory initiatives that could result in a significant decrease in demand for our brands or increase our cost of operation.

We discuss additional information regarding regulatory matters relating to environmental matters in Item 7, Environmental and Social Laws and Regulations.

Information About Our Executive Officers

The disclosure regarding executive officers is hereby incorporated by reference to the discussion under the heading “Information about our Executive Officers as of February 6, 2026” in Part III, Item 10. Directors, Executive Officers and Corporate Governance of this Annual Report on Form 10-K (“Item 10”).

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

Overall Business Risks

We may be unsuccessful in our efforts to introduce, commercialize, and grow smoke-free products in existing and new markets, and regulators may prohibit or significantly restrict the commercialization of these products or the communication of scientifically substantiated information and claims.
Our strategic priority is the continued introduction, commercialization, and growth of our SFPs and if these efforts are not successful, in key markets or systematically, our financial results and future growth prospects may be materially adversely impacted. If other market participants are more successful in these efforts or if SFP categories where we hold a competitive advantage are inequitably regulated compared to cigarettes or other SFP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market participants, such as the inappropriate marketing of e-vapor products to youth, as well as alleged health consequences associated with the use of certain SFPs, may unfavorably impact public opinion and/or mischaracterize the health consequences of our SFPs to consumers, regulators and policy makers without regard to the totality of scientific evidence available for specific products. This may impede our efforts to advocate for the development and maintenance of science-based regulatory frameworks for the development and commercialization of SFPs. We cannot predict the extent to which regulators will permit — or continue to permit — the sale and/or marketing of SFPs and regulatory restrictions have, and could further limit, the commercialization of our SFPs.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date, may impact the development and maintenance of science-based regulatory frameworks for the commercialization of the SFP category and the commercialization of the SFP category in general.

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We also put significant effort to restrict access of our products from underage persons. Despite our efforts, technological, operational, regulatory and/or commercial developments might impact the implementation or effectiveness of youth access prevention mechanisms and surrounding infrastructure. If there is significant usage, whether actual or perceived, of our products or competitive products among youth or non-nicotine users, even in situations over which we have no control, our reputation and credibility may suffer, the regulatory approach to our products may become more restrictive, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of SFPs may be significantly impacted.

Consumption of tax-paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking, health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in Item 7, Business Environment. The decline in the consumption of cigarettes could have a material adverse effect on our revenues, cash flows and profitability, which in turn may have a material adverse effect on our ability to fund our smoke-free transformation.

Our business faces significant governmental actions aimed at increasing regulatory requirements with the goal of reducing or preventing the use of tobacco or nicotine-containing products.
Governmental actions, combined with the diminishing social acceptance of smoking and private actions to restrict smoking, have resulted in reduced industry volumes for our combustible products in many of our markets, and we expect that such factors will continue to reduce combustible consumption levels and will increase down-trading and the risk of counterfeiting, contraband, illicit trade and cross-border purchases.

Governmental actions to restrict or entirely prohibit the use of certain SFP categories have also been considered or adopted in various jurisdictions. A significant factor influencing these developments are reports issued by the World Health Organization (the "WHO”) and Framework Convention on Tobacco Control (the "FCTC"), and related proposals, which make a number of policy recommendations on SFPs that, if implemented, could restrict both the availability of these products and the access to accurate information about them. These reports and proposals are not binding on the WHO Member States or on parties to the FCTC, and so it is not possible to predict the extent to which any of the reports or proposals are implemented into regulations by Member States. However, these proposed guidance documents could ultimately lead to restrictions on the availability of certain of our SFPs or access to accurate information about them in one or more of our current or future markets, which could have a material adverse effect on our financial results and growth prospects.

We anticipate that significant regulatory restrictions will continue to be considered and adopted in many markets. Regulatory initiatives that have been contemplated, proposed, introduced, or enacted by governmental authorities in various jurisdictions include:

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

Classification of the product as food such that any nicotine amounts beyond de minimis content de facto bans the nicotine product from the market

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and/or other smoke or product constituents;
•
disclosure, restrictions, or bans of tobacco and nicotine-containing product ingredients, components or other product features, including bans on the flavors of certain tobacco and nicotine-containing products, and restrictions on certain device features;

•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public or private spaces, both indoors or outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products or related devices;
•	elimination of duty free sales and duty free allowances for travelers;
•	restrictions in terms of importing or exporting our products impacting our logistics activities and ability to ship our products;
•	encouraging litigation against tobacco companies; and
•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.

Our financial results could be materially affected by regulatory initiatives resulting in a significant decrease in demand for our brands. More specifically, requirements that lead to a commoditization of tobacco products or impede adult consumers' ability to access and convert to our SFPs, as well as any significant increase in the cost of complying with new regulatory requirements, could have a material adverse effect on our financial results and growth prospects.

The success of our business in the United States is dependent on an evolving legal and regulatory framework.
Federal, state or local government action, including regulatory actions and inaction by the FDA, may have a material adverse impact on our commercialization of SFPs and in our business in the United States. The FDA’s premarket tobacco product and modified risk tobacco product authorizations of two versions of our IQOS product as well as the premarket tobacco authorizations of 20 varieties of ZYN nicotine pouches are subject to strict marketing, reporting and other requirements. Although we have received these authorizations from the FDA, there is no guarantee that the products will remain authorized for sale in the United States, or that new versions of IQOS or other ZYN products will receive authorizations, particularly if there is a significant uptake in youth or non-nicotine user initiation.

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
We are subject to highly competitive conditions in all aspects of our business. See Item 1, Business—Competition for a description of the competitive environment in which we operate. The competitive environment and our competitive position can be significantly influenced by weak economic conditions; erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; adult smoker willingness to convert to our SFPs; higher product taxes; higher absolute prices and larger gaps between retail price categories; unfair competition; and product regulation that diminishes the ability to differentiate products, restricts adult consumer access to truthful and non-misleading information about our SFPs, or disproportionately impacts the commercialization of our products in relation to our competitors.

Some of our competitors have different profit, volume and regulatory objectives, some international competitors may be less susceptible than PMI to changes in currency exchange rates, and some competitors may sell products in circumvention of applicable regulations that compete directly with our products. Certain SFP competitors may alienate consumers from innovative products through inappropriate marketing campaigns, messaging and inferior product satisfaction, and without scientific substantiation based on appropriate R&D protocols and standards, all of which could have a material adverse effect on our profitability and results of operations.

We may be unable to anticipate changes in adult consumer preferences.
Our business is subject to changes in adult consumer preferences and if we do not accurately assess market trends, are unable to adapt our product offerings to evolving consumer demands, or face challenges in product development, we could experience missed opportunities, supply chain challenges, reduced competitiveness, inefficient expenditures, and potential impacts on our customer base and brand reputation. Furthermore, restrictions pertaining to packaging, labeling, or promotional and advertising activities may limit our ability to effectively communicate product innovations intended to address changing adult consumer preferences. Any of these factors could have a material adverse effect on our results of operations, revenues, cash flows, profitability, and prospects for growth.

The financial and business performance of our smoke-free products is less predictable than our cigarette business.
Our SFPs compete in relatively new categories, and the pace at which adult smokers adopt them may vary, depending on the competitive, regulatory, fiscal and cultural environment, and other factors in a specific market. There may be periods of accelerated growth and periods of slower growth for these products, the timing and drivers of which may be more difficult for us to predict versus our mature cigarette business. The impact of this lower predictability on our projected results for a specific period may be significant, due to geopolitical or macroeconomic events that negatively impact SFP availability or adoption, which in turn may have a material adverse effect on our results of operations.

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
In addition to our consolidated financial results, our management regularly reviews a number of operating, performance, risk, and financial metrics, including various revenue, user and sales metrics (such as market shares, in-market sales, adjusted in-market sales, and SFP users) to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business evolves. Furthermore, in some instances the metrics are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant uncertainties and contingencies. If our management fails to account for other relevant information or to substitute the key business metrics they review as our business changes or if the assumptions or estimates underlying the metrics are inaccurate, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.

Our ability to achieve our strategic goals may be impaired if we fail to attract, motivate and retain the best global talent and effectively align our organizational design with the goals of our transformation.

To be successful, we must continue evolving our culture and ways of working, align our talent and organizational design with our increasingly complex business needs, and innovate and transform to a consumer-centric business. We compete for talent with companies in the consumer products, technology, pharmaceutical and other sectors that enjoy greater societal acceptance. As a result, we may be unable to attract, motivate and retain the best global talent with the right degree of diversity, experience and skills to achieve our strategic goals.

Risks Related to Taxation and Finance

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
To date, we have been largely successful in demonstrating to regulators that our SFPs are not cigarettes due to the absence of combustion, and accordingly they are frequently taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Nevertheless, some jurisdictions have considered or adopted taxation regimes with SFP taxation rates approaching or equal to cigarettes and we are unable to predict whether new regulations, or reinterpretations of existing regulations, will result in SFPs being taxed in line with other tobacco products such as conventional cigarettes in additional jurisdictions, on a prospective or retroactive basis. If we are not successful in our efforts to maintain differentiation, SFP unit margins may be materially adversely affected, which in turn may have a material adverse effect on our results of operations, revenues, cash flows, and profitability.

Changes in the earnings mix and changes in tax laws may result in significant variability in our effective tax rates. Our ability to receive payments from foreign subsidiaries or to repatriate royalties and dividends could be restricted by local country currency exchange controls and other regulations.
We are subject to income tax laws in the United States and numerous foreign jurisdictions. Changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project undertaken by the Organisation for Economic Co-operation and Development (the "OECD"), which could have a material adverse impact on our effective tax rate thereby reducing our net earnings. Such changes, as well as changes in taxing jurisdictions’ administrative interpretations, decisions, policies, or positions, could also have a material adverse impact on our effective tax rate thereby reducing our net earnings. Currently, many countries have enacted or taken actions to align with the OECD’s framework on a global minimum tax (referred to as “Pillar Two”), effective for taxable years beginning after December 31, 2023. In future periods, our ability to recover deferred tax assets could be subject to additional uncertainty as a result of such developments. Furthermore, changes in the earnings mix or applicable foreign tax laws may result in significant variability in our effective tax rates.

Unstable geopolitical conditions or events in certain markets, including international conflicts, civil unrest, acts of war, terrorism, governmental changes, or changes in international relations could result in negative tax impacts. As a result of Russia’s invasion of Ukraine, certain taxing jurisdictions, including the U.S., have proposed punitive tax legislation applicable to companies doing business in Russia, which could also have a material adverse impact on our effective tax rate if enacted thereby reducing our net earnings.

We are a U.S. holding company whose most significant source of funds is distributions from our non-U.S. subsidiaries. Certain countries in which we operate have adopted or could institute currency exchange controls and other regulations or policies that limit or prohibit our local subsidiaries' ability to convert local currency into U.S. dollars or to make payments outside the country. This could subject us to the risks of local currency devaluation and business disruption.

Disruptions in the credit markets or changes to our credit ratings may adversely affect our business.
We currently generate significant cash flows from ongoing operations and have access to global credit markets through our various short- and long- term financing activities. Our financial performance, our credit ratings, interest rates, the stability of financial institutions with which we partner, geopolitical or national developments, the stability and liquidity of the credit markets and the state of the global economy could affect the availability and cost of financing.

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
We continuously monitor the values of our long-lived assets, reporting units, intangible assets, as well as investments in equity securities, to determine whether events or changes in circumstances indicate that an impairment exists. We also test goodwill and non-amortizable intangible assets for impairment annually. The values of these assets may be affected by several factors, including general macroeconomic and geopolitical conditions; regulatory and legal developments; changes in product volume growth rates; changes in pricing strategies and cost bases; discount rates; success of planned new product expansions; competitive activity; and income and excise taxes. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates for additional information concerning impairment determination and calculation.

Risks Related to the Impact of the War in Ukraine on our Business

Our business, results of operations, cash flows and financial position may be adversely impacted by the continuation and consequences of the war in Ukraine.
In 2025, Russia accounted for around 9% of our total cigarette and heated tobacco unit shipment volume, and around 6% of our total net revenues. Ukraine accounted for around 2% of our total cigarette and heated tobacco unit shipment volume, and around 1% of our total net revenues.

The full implications of the Russian invasion of Ukraine for our operations in those countries are impossible to predict at this time. The likelihood of action by the Russian government against PMI, including the possibility of legal action against us or our employees; the deprivation of rights in, or access to, our Russian or Russia-related assets; or nationalization of foreign businesses or assets (including cash reserves held in Russia and intangible assets such as trademarks), is impossible to predict. We are continuously assessing the evolving situation in Russia, including regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. The deprivation of rights in, or access to, our Russian or Russia-related assets could also result in a material impairment and could cause the deconsolidation of our Russian business. In Ukraine, it is not possible to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in further impairment charges.

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

Risks Related to Sourcing, Distribution and Quality of Products, Services and Materials

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

Additionally, we expect that these third parties adhere to our applicable standards and to applicable laws related to product quality, responsible marketing, data protection, labor practices, and other areas. Our ability to monitor and enforce compliance is inherently limited and these parties may fail to comply with our standards or to operate in accordance with our expectations or legal requirements, which could expose us to operational disruptions, legal or regulatory liabilities, reputational damage, or financial losses.

Risks related to the natural environment and related legal or regulatory developments may have a negative impact on our business and results of operations.
While we seek to mitigate the physical risks to our business associated with the natural environment through a comprehensive strategy that includes the development and implementation of robust mitigation and adaptation measures, we recognize that there are residual risks that lie beyond our operational control. For example, increased frequency and intensity of extreme droughts, floods, and/or heatwaves could negatively affect our manufacturing operations, tobacco-growing areas, third-party operators and third-party manufacturers sites, and supply regions for products and raw materials, all of which may lead to disruption of our supply chain and of operations at factories, warehouses and other premises.

Furthermore, there is a continued and, in some cases, increased focus by certain regulatory and legislative bodies on environmental policies, including by the governmental authorities in certain international jurisdictions where we operate.These policies include, among others, carbon emissions and other environmentally focused taxation and fees as well as disclosure requirements, which could lead to additional taxation; energy price increases; disclosure and data assurance risks; new compliance costs; increased distribution and supply chain costs; and other expenses impacting our cost of operations. Moreover, given that the regulatory landscape in this regard is highly dynamic and fragmented across the many jurisdictions where we operate, additional uncertainties may be driven by regulatory changes with limited time for implementation and by contradictory requirements across jurisdictions, which could elevate the cost or complexity of our operations or create compliance risks. Additionally, government authorities, non-governmental organizations and other external stakeholders are increasingly filing lawsuits or initiating regulatory actions, alleging that public statements regarding sustainability-related matters and practices are misleading or false.

Government mandated prices, production control programs, and shifts in crops driven by economic conditions may increase the cost or reduce the quality of tobacco and other agricultural products used to manufacture our products.
As with other agricultural products, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand and the impacts of natural disasters and pandemics such as COVID-19. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to produce less tobacco or cloves. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.

Additionally, we source the vast majority of our tobacco from a global network of farmers across multiple countries, rather than through commodity markets, which helps ensure the consistency, quality, and traceability of our tobacco supply. However, this model also means that disruptions to farmer livelihoods, if not actively mitigated, could lead to supply chain disruption through farmer exit, reduced crop quality, unsustainable farming practices, increased regulatory scrutiny, and reputational risks.

A prolonged disruption of facilities used to produce our products could have a material adverse effect on our business, financial condition and results of operations.
A prolonged disruption at or shut-down of one or more of the facilities where our products or product components are produced, or sourced from, especially our ZYN production facility in Kentucky, U.S., which currently supplies substantially all of our capacity for ZYN sales in the U.S., due to natural- or man-made disasters or other events outside of our control, such as equipment malfunction or widespread outbreaks of acute illness, including COVID-19, supply chain constraints, a cybersecurity incident, or for any other reason, could limit our capacity to meet customer demands. Such an event could disrupt our operations; delay production, shipments and revenue; and result in significant expense to repair or replace affected facilities. As a result, we could forgo revenue opportunities and potentially lose market share, which could materially and adversely affect our business, financial condition and results of operations.

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
Some of the countries in which we operate face the threat of civil unrest and can be subject to regime changes. In others, nationalization, terrorism, conflict and the threats of war or acts of war may have a significant impact on the business environment. Factors beyond our control, such as, without limitation, natural disasters; extreme weather events; pandemics; adverse economic, political or regulatory events; acts of war or threats of war; formal or informal bans or boycotts or changes in consumer preferences resulting from geopolitical developments; geopolitical instability affecting international trade; or other developments, could disrupt or increase the expenses related to our supply chain, manufacturing capabilities, distribution capabilities, or the energy and other utility services required to operate our factories, warehouses, and other premises. Our business continuity plans and other safeguards might not always be effective to fully mitigate their impact. Additionally, while we do not now expect that the recent and currently anticipated trade tariffs imposed by the U.S. and other countries will materially impact our business, the global tariff environment is volatile and further tariff or trade related developments could result in risks to PMI’s business, including increased production costs; limited market access; supplier financial condition degradation resulting in reduced or interrupted supplies; and price increases or other economic impacts that could reduce consumer demand. Any of these developments could cause significant volume declines in our Global Travel Retail business and certain other key markets; disrupt or delay our distribution, manufacturing or supply chain; increase currency volatility; increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our business, operations, volumes, revenues, cash flows, financial position, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine above.

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

Capital controls and/or foreign currency exchange constraints may affect the ability of our subsidiaries in impacted jurisdictions to settle foreign currency denominated imports of goods and services and/or to pay dividends and royalties. These factors may also increase foreign currency devaluation risks, which may have a negative impact on our net assets and results of operations in these jurisdictions. All of which could have a material adverse effect on our financial condition, including our leverage ratios, cash flows, liquidity, net earnings, and profitability.

A sustained period of elevated inflation across the markets in which we operate could result in higher operating and financing costs and lead to reduced demand for our products.
Inflationary pressures have and may continue to result in significant increases to our expenses, including direct materials, wages, energy, transportation, and logistics costs. Inflation can also increase financing costs due to related increases in benchmark interest rates. While we take actions, wherever possible, to reduce the impact of the effects of inflation, in cases of sustained and elevated inflation across several of our major markets, it may be difficult to effectively control the increases to our costs. Inflationary pressures may also negatively impact consumer purchasing power, which could result in reduced demand for our products. If we are unable to increase our prices sufficiently or take other actions to mitigate the effect of inflationary pressures, our profitability and financial position could be negatively impacted.

Risks Related to Legal Challenges and Investigations

Litigation related to tobacco and nicotine products could substantially reduce our profitability and could severely impair our liquidity.
There is litigation related to tobacco products and/or nicotine products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases, range into the billions of U.S. dollars. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain SFP activities, including allegations concerning product classification, advertising and distribution restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition. As of March 2024, we began facing litigation related to our oral nicotine products before certain courts in the United States. We anticipate that new cases will continue to be filed. While we design our programs to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize SFPs and to communicate with the public. The outcomes of these matters may affect our SFP commercialization and public communication activities and performance in one or more markets. Also, see Item 8, Note 16. Contingencies to our consolidated financial statements for a discussion of pending litigation.

From time to time, we are subject to governmental investigations on a range of matters.
Investigations include, among other matters, allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising or distribution, product safety or specification allegations, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Item 8, Note 16. Contingencies—Other Litigation and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations for a description of certain governmental investigations to which we are subject.

We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold. If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new or existing SFPs and improve our products, and thus have a material adverse effect on our revenues and our profitability. In addition, if, as a result, we are unable to manufacture or sell our SFPs or improve their quality in one or more markets, our ability to convert adult smokers to our SFPs in such markets would be adversely affected. See Item 8, Note 16. Contingencies—Other Litigation to our consolidated financial statements for a description of certain intellectual property proceedings.

The research, development, and commercialization of non-recreational cannabinoid products subjects the Company to legal, regulatory, reputational and other risks.
Our Wellness business is researching and developing medical and pharmaceutical cannabinoids and non-recreational cannabinoid products (including CBD). Commercialization of these products is currently limited and exploratory. Successful development and commercialization of these products, however, are dependent on compliance with a constantly evolving legal and regulatory environment, and subject to various legal, reputational and regulatory risks, which could have a material, adverse effect on our business and results of operations. A failure by our Wellness business to comply with applicable laws could result in criminal, civil, or tax liability.

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
We and our business partners heavily rely on information technology networks and systems, including those connected to the Internet, to help manage business processes and operations, including the collection, storage, interpretation, and processing of confidential, sensitive, personal and other data; internal and external communications; marketing and e-commerce activities; the manufacture, sale, and distribution of our products; management of third-party business relationships; engagement with governmental authorities; innovation through research and development; and other activities necessary for business operations. Some of these information systems and networks are developed, supplied, or managed by third-party service providers that may make us vulnerable to “supply chain” style cyberattacks. The failure or disruption of our information technology networks and systems, or those managed by third-party service providers or owned by our business partners and used in furtherance of PMI’s business, due to cybersecurity attacks; unauthorized attempts to corrupt or extract data; security vulnerabilities; failure to timely respond and mitigate cybersecurity risks; misconfigurations; human error; or failure or inability by us, third-parties, or our business partners to adhere to cybersecurity industry best practices, could place us at a competitive disadvantage, cause reputational damage, impact our operations, result in data breaches, significant business disruption, litigation, regulatory action including significant fines or penalties, financial impact, loss of revenue or assets including our intellectual property, personal, confidential, or sensitive data.

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

Our or our business partners’ failure or inability to adhere to privacy, data, artificial intelligence and information security laws could result in reputational harm, legal liability, and adversely affect our operating results.
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

Risk Management and Strategy

Our cybersecurity risk program, managed by our Chief Information Security Officer and the information security team, is conducted under our enterprise risk management framework and operates on a risk-based approach in assessing risks from cybersecurity threats, as follows:

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

Governance

The Audit and Risk Committee of our Board of Directors oversees our policies and practices with respect to risk assessment and risk management, including a review, in coordination with our management, of PMI’s management of cybersecurity. Our Chief Information Security Officer presents reports to the Audit and Risk Committee or to the full Board of Directors at least quarterly, which reports include cybersecurity risk status along with key performance indicators and key risk response strategies and plans.

The Corporate Risk Governance Committee receives quarterly reports on the Company’s overall cybersecurity risk exposure including the individual top cybersecurity threat scenario residual risk ratings and the plan and status of the cybersecurity risk program, to facilitate calibration with other enterprise risk domains and validation of the risk response plans. The Corporate Risk Governance Committee includes our Group CEO PMI; Chief Risk Assurance Officer; Chief Global R&D Officer; Chief Information Security Officer; Global Head Enterprise Risk Management; Group Chief Financial Officer; Group Controller; Vice President, Associate General Counsel & Corporate Secretary; Vice President, Associate General Counsel & Group Chief Compliance Officer, Group Chief Legal Officer; Chief Global Operations Officer; Chief Global Communications Officer; and our Chief Global Digital & Information Officer.

Cybersecurity incidents that have been determined to meet established SEC reporting consideration thresholds are promptly communicated to the Disclosure Committee, which is responsible for evaluating the potential materiality of such incidents and ensuring the accuracy, timeliness and completeness of related disclosures under applicable reporting obligations, and other relevant communications or presentations. The Disclosure Committee’s membership includes the following executives: the Vice President, Associate General Counsel & Corporate Secretary; the Group Chief Legal Officer; the Group Chief Financial Officer; the Group Controller; the Chief Risk Assurance Officer; and the Vice President, Investor Relations & Financial Communication. In addition, the Chief Information Security Officer serves as an advisor to the Disclosure Committee.

The Chief Information Security Officer has served in various roles in information technology and information security for over 25 years, including in the telecommunications and management consultancy sectors and serving as the Chief Information Security Officer of two large public companies. The Chief Global Digital & Information Officer holds an engineering degree and has served in various senior positions in information technology for over 20 years, including serving as Senior Vice President, IT Sales, and Global Chief Information Officer at a public company. The Group CEO PMI has served in various positions in finance and general management at PMI for over 30 years, including as Chief Financial Officer and Chief Operating Officer, and holds a master’s degree in economics. The Group Chief Financial Officer has over 15 years of experience in finance and management, having held several executive positions in charge of finance, legal affairs information systems and industry administration at various companies. The Group Chief Legal Officer has served at PMI for 20 years in several positions within the Legal & Compliance department, including as Vice President and Associate General Counsel of various regions, and holds two master’s degrees having studied law, management and finance.

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

At December 31, 2025, we operated and owned a total of 50 manufacturing facilities across our segments. Among them, 11 factories produced heated tobacco units and 10 factories produced oral nicotine products.

In 2025, certain of our facilities each manufactured over 30 billion units (cigarettes and heated tobacco units combined). Our largest manufacturing facilities, in terms of cigarette and heated tobacco unit volume, are located in Turkey (SSEA, CIS & MEA), Russia (SSEA, CIS & MEA), Poland (Europe), Indonesia (SSEA, CIS & MEA), Italy (Europe), Czech Republic (Europe), Lithuania (Europe) and Portugal (Europe). Our largest nicotine pouch manufacturing facility is located in the United States. As part of our global operating model, products manufactured in a particular manufacturing facility are not necessarily distributed in the geographical region where the facility is located.

We have integrated the production of our heated tobacco units and nicotine pouches into a number of our existing manufacturing facilities, and we are progressing with our plans to build manufacturing capacity for our smoke-free products. We will continue to optimize our manufacturing infrastructure.

We believe the properties owned or leased by our subsidiaries are maintained in good condition and are believed to be suitable and adequate for our present needs in all material respects. For additional information related to our manufacturing facilities in Ukraine, see the "War in Ukraine" section of Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3.Legal Proceedings.

The information called for by this Item is incorporated herein by reference to Item 8, Note 16. Contingencies.

Item 4.Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The principal stock exchange on which our common stock (no par value) is listed is the New York Stock Exchange (ticker symbol "PM"). At January 30, 2026, there were approximately 36,500 holders of record of our common stock.

Information regarding equity-based compensation plans required by Regulation S-K Item 201(d) is provided in Item 12 of this 10-K.

Performance Graph

The graph below compares the cumulative total shareholder return on PMI's common stock with the cumulative total return for the same period of PMI's Peer Group and the S&P 500 Index. The graph assumes the investment of $100 as of December 31, 2020, in PMI common stock (at prices quoted on the New York Stock Exchange), and each of the indices as of the market close and reinvestment of dividends on a quarterly basis.

Comparison of Five-Year Cumulative Total Shareholder Return
PMI
PMI Peer Group (1)
S&P 500 Index
$250
$225
$200
$175
$150
$125
$100
2020
2021
2022
2023
2024
2025

Date	PMI	PMI Peer Group (1)	S&P 500 Index
December 31, 2020	$100.00	$100.00	$100.00
December 31, 2021	$120.80	$114.80	$128.70
December 31, 2022	$135.70	$111.20	$105.40
December 31, 2023	$133.30	$109.50	$133.10
December 31, 2024	$179.10	$109.70	$166.40
December 31, 2025	$247.10	$128.30	$196.20

(1) The PMI Peer Group presented in this graph is the same as that used in the prior year. The PMI Peer Group was established based on a review of four characteristics: global presence; a focus on consumer products; and net revenues and a market capitalization of a similar size to those of PMI. The review also considered the primary international tobacco companies. As a result of this review, the following companies constitute the PMI Peer Group: Altria Group, Inc., Anheuser-Busch InBev SA/NV, British American Tobacco p.l.c., The Coca-Cola Company, Colgate-Palmolive Co., Diageo plc, Heineken N.V., Imperial Brands PLC, Japan Tobacco Inc., Johnson & Johnson, Kimberly-Clark Corporation, The Kraft Heinz Company, McDonald's Corp., Mondelēz International, Inc., Nestlé S.A., PepsiCo, Inc., The Procter & Gamble Company, Roche Holding AG, and Unilever NV and PLC.
Note: Figures are rounded to the nearest $0.10.

Issuer Purchases of Equity Securities During the Quarter Ended December 31, 2025

Our share repurchase activity for each of the three months in the quarter ended December 31, 2025, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
October 1, 2025 – October 31, 2025		$—	—	$—
November 1, 2025 – November 30, 2025		$—	—	$—
December 1, 2025 – December 31, 2025		$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
October 1, 2025 – October 31, 2025 (1)	11,008	$162.08
November 1, 2025 – November 30, 2025 (1)	2,422	$147.62
December 1, 2025 – December 31, 2025 (1)	1,191	$152.53
For the Quarter Ended December 31, 2025	14,621	$158.91

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

Description of Our Company

We are a leading international consumer goods company, actively delivering a smoke-free future. We are evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, including heat-not-burn, nicotine pouch and e-vapor products. Since 2008, we have invested over $16 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. As of April 30, 2024, we hold the full rights to commercialize IQOS in the U.S. after reaching an agreement to end our U.S. commercial relationship covering IQOS with Altria Group, Inc. in 2022. Following a robust science-based review, the U.S. Food and Drug Administration (the "FDA") has authorized the marketing of Swedish Match’s General snus and ZYN nicotine pouches and versions of PMI’s IQOS devices and consumables - the first-ever such authorizations in their respective categories. Versions of IQOS devices and consumables and General snus also obtained the first-ever Modified Risk Tobacco Product ("MRTP") authorizations from the FDA. We describe the MRTP orders in more detail in the "Business Environment" section of this Item 7.

Following the sale of Vectura Group Ltd. on December 31, 2024, we updated our segment reporting in January 2025 by including the ongoing Wellness results (previously referred to as Wellness & Healthcare) in the Europe segment. In addition, we renamed our “PMI Duty Free” business to “PMI Global Travel Retail” effective in the first quarter of 2025. As a result of this change, our segment that includes our duty free business was renamed East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”).

As of December 31, 2025, our four geographical segments were as follows:
•Europe Region, including our Wellness business;
•South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA");
•East Asia, Australia, and PMI Global Travel Retail (“EA, AU & PMI GTR”); and
•Americas Region.

As communicated in the fourth quarter of 2025, with our smoke-free business now operating at scale across our regions, including substantial growth from our U.S. business, we have implemented an evolved organizational model with two primary business units: International and U.S. The updated organizational structure is designed to enhance our agility and to support our journey to become a smoke-free company under the leadership of Jacek Olczak, Group CEO of PMI. This change was implemented effective January 1, 2026, and as a result we realigned our reportable segments accordingly. The four geographic segments have been replaced with three new reportable segments: International Smoke-Free, International Combustibles, and U.S. As of the first quarter of 2026, our reporting will reflect these changes.

Our cigarettes are sold in approximately 170 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio is comprised of both international and local brands.

Smoke-Free Business ("SFB”) is the term PMI uses to refer to all of its smoke-free products. SFB also includes wellness products, as well as consumer accessories, such as lighters and matches.

Smoke-free products (also referred to herein as "SFPs") is the term PMI uses to refer to all of its products that provide nicotine without combusting tobacco, such as heat-not-burn, e-vapor, and oral smokeless, and that therefore generate far lower levels of harmful chemicals. As such, these products have the potential to present less risk of harm versus continued smoking.

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of December 31, 2025, our smoke-free products were available for sale in 106 markets.

With a strong foundation and significant expertise in life sciences, PMI has a long-term ambition to expand into wellness areas. The business strategy of our wellness unit, Aspeya, currently focuses on developing and commercializing primarily oral consumer wellness offerings. This includes medical and non-recreational cannabinoid products (including CBD), in line with applicable regulatory requirements, though any revenue related to cannabinoids is expected to be negligible in the near to medium term.

We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. Our net revenues and operating income are affected by various factors, including the volume and mix of products we sell, the price of our products and changes in currency exchange rates. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-price brands in any given market (product mix). "Mix" can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix).

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

Consolidated Operating Results

•Net Revenues – Net revenues of $40.6 billion for the year ended December 31, 2025, increased by $2.8 billion, or 7.3%, from the comparable 2024 amount. The change in our net revenues from the comparable 2024 amount was driven by the following (variances not to scale):
Net revenues increased by 7.3%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.5%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume, notwithstanding unfavorable mix and lower volumes for cigarettes.

Net revenues by product category for the years ended December 31, 2025 and 2024, are shown below:

•Diluted Earnings Per Share – The changes in our reported diluted earnings per share (“diluted EPS”) for the year ended December 31, 2025, from the comparable 2024 amounts, were as follows:

	Diluted EPS	% Change
For the year ended December 31, 2024	$4.52

2024 Restructuring charges	0.10
2024 Impairment of other intangibles	0.01
2024 Fair value adjustment for equity security investments	(0.27)
2024 Impairment related to RBH equity investment	1.49
2024 Amortization of intangibles	0.40
2024 Loss on sale of Vectura Group	0.13
2024 Egypt sales tax charge	0.03
2024 Megapolis localization tax impact	0.05
2024 Income tax impact associated with Swedish Match AB financing	0.14
2024 Tax items	(0.03)
Subtotal of 2024 items	2.05

2025 Restructuring charges	(0.14)
2025 Impairment of goodwill	(0.03)
2025 Fair value adjustment for equity security investments	0.18
2025 Amortization of intangibles	(0.50)
2025 Germany excise tax classification litigation charge	(0.10)
2025 RBH (Canada) Plan implementation, including dividend income, net	0.10
2025 Impairment of Wellness business related equity investment	(0.09)
2025 Loss on expected sale of consumer accessories and other businesses	(0.06)
2025 Income tax impact associated with Swedish Match AB financing	0.25
2025 Tax items	0.11
Subtotal of 2025 items	(0.28)

Currency	0.04
Interest	0.09
Change in tax rate	(0.01)
Operations	0.85
For the year ended December 31, 2025	$7.26	60.6%

Restructuring charges – During 2024, we recorded pre-tax restructuring charges of $180 million (representing $150 million net of income tax and a diluted EPS charge of $0.10 per share), related to the restructuring of the sourcing of IQOS products to be commercialized in the U.S., and the cessation of our operations in Venezuela. During 2025, we recorded pre-tax restructuring charges of $241 million (representing $222 million net of income tax and a diluted EPS charge of $0.14 per share), related to the end of combustible tobacco production in two of our factories in Germany. For further details, see Item 8, Note 18. Restructuring Activities.

Impairment of goodwill and other intangibles – During the first quarter of 2024, we recorded an impairment charge of $27 million (representing $20 million net of income tax or $0.01 per share decrease in diluted EPS), primarily reflecting the impairment of non-amortizable intangible assets related to an in-process research and development project in our Wellness business. During the second quarter of 2025, after the completion of our annual review of goodwill, it was determined that the estimated fair value of a reporting unit included within the Europe segment was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $41 million (representing a $0.03 per share decrease in diluted EPS). For further details, see Item 8, Note 4. Goodwill and Other Intangible Assets, net.

Fair value adjustment for equity security investments – During 2024 and 2025, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $418 million after tax gain (or $0.27 per share increase in diluted EPS) and $289 million after tax gain (or $0.18 per share increase in diluted EPS), respectively. For further details, see Item 8, Note 5. Related Parties - Equity Investments and Other.

Impairment related to the RBH equity investment – On October 17, 2024, the court-appointed mediator and monitor in the Companies' Creditors Arrangement Act ("CCAA") proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation. Under the resolution contemplated by the Proposed Plan, RBH, Imperial Tobacco Canada Limited ("ITL") and JTI Macdonald Corp ("JTIM") would pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.7 billion as of December 31, 2025). A significant determinative factor in the analysis of impairment indicators was the issue of allocation of CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM which remained unresolved at the time of filing. On January 24, 2025, RBH filed an objection to approval of the Proposed Plan with the CCAA court. Developments, including the positions taken by RBH in this objection and the positions taken by other parties in related filings narrowed the range of possible outcomes with respect to the allocation of the aggregate settlement amount of CAD 32.5 billion among RBH, ITL, and JTIM, which was determined to be an indicator that PMI’s investment in RBH may be impaired. Although there remained some uncertainty as to the final terms of the Proposed plan, PMI evaluated its investment in RBH for potential impairment and concluded that the estimated fair value of its investment in RBH was lower than its carrying value. As a result, PMI performed a quantitative valuation of its investment in RBH as of December 31, 2024, and recorded a non-cash impairment charge of $2,316 million (representing a diluted EPS charge of $1.49 per share) in the consolidated statement of earnings for the year ended December 31, 2024, as a recognized subsequent event. For further details, see Item 8, Note 5. Related Parties - Equity Investments and Other.

Amortization of intangibles – During 2024 and 2025, we recorded amortization of intangible expense of $835 million (representing $629 million net of income tax or $0.40 per share decrease in diluted EPS) and $1,003 million (representing $780 million net of income tax or $0.50 per share decrease in diluted EPS), respectively. The higher amortization expense in 2025 included the reacquired rights recorded as other intangible assets, net following the reacquisition of IQOS commercialization rights in the U.S. from Altria Group, Inc., effective in May 2024. For further details, see Item 8, Note 4. Goodwill and Other Intangible Assets, net.

Loss on sale of Vectura Group – In September 2024, we announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. On December 31, 2024, we completed the sale. The sale resulted in a pre-tax loss of $199 million (representing $206 million including income tax or a diluted EPS charge of $0.13 per share). This pre-tax loss was recorded in marketing, administration and research costs in PMI’s consolidated statements of earnings for the year ended December 31, 2024, and was included in the Europe segment results. For further details, see Item 8, Note 3. Acquisitions and Divestitures.

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

Megapolis localization tax impact – PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia (SSEA, CIS & MEA segment). In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of Megapolis Distribution B.V. ("MDBV") as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. As a result of the transfer of shares, PMI recorded a tax charge of $77 million (representing a diluted EPS charge of $0.05 per share). This charge primarily reflected additional deferred withholding taxes related to the TKM pre-localization earnings and other adjustments of accumulated earnings of the Russian subsidiary. For further details, see Item 8, Note 5. Related Parties - Equity Investments and Other.

Germany excise tax classification litigation charge – In August 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes with the associated tax assessment totaling EUR 151 million (approximately $176 million) covering the period of February 15, 2023, through August 1, 2024. In April 2025, PM Germany paid the outstanding amount, which was recorded in Other assets on the consolidated balance sheets, while it challenged the MCO’s decision in court. On September 17, 2025, PM Germany filed a request to withdraw the proceedings. As a result, the tax assessment amount of $176 million (representing $150 million net of income tax and a diluted EPS charge of $0.10 per share) was recorded as a pre-tax charge in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2025, and was included in the Europe segment results.

RBH (Canada) Plan implementation, including dividend income, net – On August 29, 2025, the plan of compromise and arrangement (the “Plan”) setting forth the terms of a resolution of Canadian tobacco claims and related litigation became effective. In the third quarter of 2025, we recorded after-tax income of $156 million ($0.10 per share increase in diluted EPS) following the Plan implementation, including $303 million of dividend income net of the corresponding decrease in the carrying value of the RBH investment, $19 million of other income and the related income tax charge of $166 million. For further details regarding the Plan, see Item 8, Note 5. Related Parties - Equity Investments and Other, and Note 10. Income Taxes.

Impairment of Wellness business related equity investment – In the third quarter of 2025, PMI recorded a non-cash after-tax charge of $146 million (representing a diluted EPS charge of $0.09 per share), primarily representing an other-than-temporary impairment of one equity method investment within the Wellness business following a reassessment of its estimated fair value triggered by the amendment of existing investment agreements in the third quarter of 2025. The impairment charge was recorded in equity investments and securities (income)/loss, net in the consolidated statements of earnings for the year ended December 31, 2025. For further details, see Item 8, Note 5. Related Parties - Equity Investments and Other.

Loss on expected sale of consumer accessories and other businesses – During the fourth quarter of 2025, PMI completed the sale of one business and classified as held-for-sale net assets of certain other businesses (disposal group), primarily related to its consumer accessories products acquired as part of the Swedish Match AB acquisition in 2022. As a result, PMI recorded a pre-tax loss of $94 million (representing a diluted EPS charge of $0.06 per share). The loss on sale was recorded in marketing, administration and research costs in the Europe segment in PMI’s consolidated statement of earnings for the year ended December 31, 2025. For further details, see Item 8, Note 3. Acquisitions and Divestitures.

Income taxes – The Income tax impact associated with Swedish Match AB financing that decreased our 2024 diluted EPS by $0.14 per share and increased our 2025 diluted EPS by $0.25 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in the consolidated statements of stockholders' (deficit) equity.

The 2024 tax items that increased our 2024 diluted EPS by $0.03 per share in the table above were due to a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI’s investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela.

The 2025 tax items that increased our 2025 diluted EPS by $0.11 per share in the table above were due to benefits related to an interest expense election primarily driven by a reduction in prior year tax costs associated with global intangible low-taxed income and refunds expected on amended tax returns filed in Germany; partially offset by valuation allowances recorded on deferred tax assets related to U.S. foreign tax credits and the recognition of current tax expense related to the potential disallowance of deductions for certain intercompany transactions in Indonesia. For further details, see Item 8, Note 10. Income Taxes.

The change in the tax rate that decreased our diluted EPS by $0.01 per share in the table above was primarily due to changes in earnings mix by taxing jurisdiction.

Currency – The favorable impact of $0.04 per share during the reporting period primarily results from the fluctuations of the U.S. dollar, especially against the Argentine peso, Egyptian pound, Euro, and Polish zloty, partly offset by the Russian ruble and Swiss franc. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.09 per share from interest in the table above was primarily due to the impact of lower market interest rates on our variable-rate debt, as well as the favorable impact of derivative financial instruments.

Operations – The increase in diluted EPS of $0.85 per share from our operations in the table above was due primarily to the following segments:

•SSEA, CIS & MEA: Favorable pricing and higher cigarette and SFP volume, partly offset by higher marketing, administration and research costs, and higher manufacturing costs;
•Europe: Favorable pricing and favorable volume/mix, partly offset by higher marketing, administration and research costs; and
•EA, AU & PMI GTR: Favorable volume/mix and a favorable pricing variance;
partly offset by
•Americas: Higher marketing, administration and research costs, higher manufacturing costs and an unfavorable pricing variance, partly offset by favorable volume/mix.

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

Acquisitions - PMI accounts for business combinations using the acquisition method of accounting. PMI allocates the purchase price of an acquired business to the assets acquired and liabilities assumed based upon their estimated fair values at the acquisition date with the excess recorded as Goodwill. The fair value of the applicable assets acquired and liabilities assumed is determined through established valuation techniques, such as the income, cost or market approach. PMI may utilize third-party valuation experts to assist in the fair value determination of certain assets acquired and liabilities assumed. The determination of fair value requires management to make judgments and may involve the use of significant estimates, including assumptions with respect to estimated projected revenue growth, future cash flows, terminal growth rates, useful economic lives of intangible assets acquired, discount rates, royalty rates and other factors. Certain acquired intangibles are expected to have indefinite lives based on their history and PMI’s intent to continue to support and build the intangible.

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

Revenue Recognition - We recognize revenue as performance obligations are satisfied. Our primary performance obligation is the distribution and sales of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. Our performance obligations are typically satisfied upon shipment or delivery to our customers. PMI estimates the cost of sales returns based on historical experience, and these estimates are immaterial. Estimated costs associated with warranty programs for IQOS devices are generally provided for in cost of sales in the period the related revenues are recognized, based on a number of factors, including historical experience, product failure rates and warranty policies and are immaterial. The transaction price is typically based on the amount billed to the customer and includes estimated variable consideration where applicable. Such variable consideration is typically not constrained and is estimated based on the most likely amount that PMI expects to be entitled to under the terms of the contracts with customers, historical experience of discount or rebate redemption, where relevant, and the terms of any underlying discount or rebate programs, which may change from time to time as the business and product categories evolve.

Goodwill and Non-Amortizable Intangible Assets Valuation - We test goodwill and non-amortizable intangible assets for impairment annually or more frequently if events occur that would warrant such review, using either a qualitative or quantitative assessment for each of our reporting units and non-amortizable intangible assets. Where a qualitative assessment is followed, we determine whether it is more likely than not that an impairment exists based on qualitative factors such as macroeconomic conditions, industry and competitive conditions, legal and regulatory environment, historical financial performance and significant changes impacting the reporting unit and the non-amortizable intangible assets. If the qualitative assessment indicates that it is more likely than not that an impairment exists, then a quantitative assessment is performed. The quantitative impairment analysis involves comparing the fair value of each reporting unit or non-amortizable intangible asset to the carrying value. If the carrying value exceeds the fair value, goodwill or a non-amortizable intangible asset is considered impaired. To determine the fair value of a reporting unit, we use the market approach using earnings multiples of comparable global companies within the tobacco industry and a discounted cash flow model. To determine the fair value of non-amortizable intangible assets, we primarily use a discounted cash flow model applying the relief-from-royalty method. These discounted cash flow models include management assumptions relevant for forecasting operating cash flows, which are subject to changes in business conditions, such as volumes and prices, costs to produce, discount rates and estimated capital needs. Management considers historical experience and all available information at the time the fair values are estimated, and we believe these assumptions are consistent with the assumptions a hypothetical marketplace participant would use.

As discussed in Item 8, Note 4.Goodwill and Other Intangible Assets, net, PMI recorded impairment losses related to goodwill and non-amortizable intangible assets during the second quarter of 2025 and 2023, where certain reporting units and non-amortizable intangible assets were written down to their respective fair values as of the date of the annual impairment review. During 2024, PMI’s annual impairment review of goodwill and non-amortizable intangible assets resulted in no impairment charges. At December 31, 2025, the carrying value of our goodwill was $17.3 billion. The estimated fair value of each of our eleven reporting units, excluding the held-for-sale businesses, and non-amortizable intangible assets exceeded the carrying value as of December 31, 2025. All assumptions used in the impairment assessments for goodwill and non-amortizable intangible assets are based on the best available market information and are consistent with PMI’s internal forecasts and operating plans. A deterioration in these assumptions could adversely impact our results.

Investment in non-marketable equity securities – For further details, see Item 8, Note 5. Related Parties – Equity Investments and Other to our consolidated financial statements

Marketing Costs - We incur certain costs to support our products through programs that include advertising, marketing, consumer engagement and trade promotions. The costs of our advertising and marketing programs are expensed in accordance with U.S. GAAP. Recognition of the cost related to our consumer engagement and trade promotion programs contain uncertainties due to the judgment required in estimating the potential performance and compliance for each program. For volume-based incentives provided to customers, management continually assesses and estimates, by customer, the likelihood of the customer's achieving the specified targets, and records the reduction of revenue as the sales are made. For other trade promotions, management relies on estimated utilization rates that have been developed from historical experience. Changes in the assumptions used in estimating the cost of any individual marketing program would not result in a material change in our financial position, results of operations or operating cash flows.

Employee Benefit Plans - As discussed in Item 8, Note 12. Benefit Plans to our consolidated financial statements, we provide a range of benefits to our employees and retired employees, including pensions, postretirement health care and postemployment benefits (primarily severance). We record annual amounts relating to these plans based on calculations specified by U.S. GAAP. These calculations include various actuarial assumptions, such as discount rates, assumed rates of return on plan assets, compensation increases, mortality, turnover rates and health care cost trend rates. We review actuarial assumptions on an annual basis and make modifications to the assumptions based on current rates and trends when it is deemed appropriate to do so. As permitted by U.S. GAAP, any effect of the modifications is generally amortized over future periods. We believe that the assumptions utilized in calculating our obligations under these plans are reasonable based upon our historical experience and advice from our actuaries.

Weighted-average discount rate assumptions for pension and postretirement plan obligations at December 31, 2025 and 2024 are as follows:

	2025	2024
Pension plans	2.42%	2.07%
Postretirement plans	5.56%	5.35%

We anticipate that assumption changes will decrease 2026 pre-tax pension and postretirement expense to approximately $71 million as compared with approximately $172 million in 2025, excluding amounts related to employee severance and early retirement programs. The anticipated decrease is primarily due to lower amortization of unrecognized actuarial losses of $62 million, coupled with higher expected return on assets of $45 million, lower service cost of $20 million, partially offset by higher interest cost of $24 million and other movements of $2 million.

Weighted-average expected rate of return and discount rate assumptions have a significant effect on the amount of expense reported for the employee benefit plans. A fifty-basis-point decrease in our discount rate would increase our 2026 pension and postretirement expense by approximately $46 million, and a fifty-basis-point increase in our discount rate would decrease our 2026 pension and postretirement expense by approximately $44 million. Similarly, a fifty-basis-point decrease (increase) in the expected return on plan assets would increase (decrease) our 2026 pension expense by approximately $49 million.

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

The effective tax rates used for interim reporting are based on our full-year geographic earnings mix projections. Changes in currency exchange rates, earnings mix by taxing jurisdiction, geopolitical conditions, or future regulatory developments may have an impact on the effective tax rates. Significant judgment is required in determining income tax provisions and in evaluating tax positions.

For further details, see Item 8, Note 10. Income Taxes to our consolidated financial statements.

Hedging - As discussed below in “Market Risk,” we use derivative financial instruments principally to reduce exposures to market risks resulting from fluctuations in foreign currency exchange and interest rates by creating offsetting exposures. PMI records derivative contracts at their fair value in accordance with U.S. GAAP and assesses their fair value using standard valuation models that rely on readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate derivatives is determined using prevailing spot and forward foreign exchange rates, spot and forward interest rates, and the instruments’ respective maturity dates. The fair value of currency options is estimated using a Black‑Scholes valuation model that incorporates foreign exchange spot rates, interest rate differentials, currency volatilities, strike rates and maturity dates. The fair value of PMI’s commodity contracts is determined using prevailing market spot and futures prices and the corresponding maturity dates.

The valuation of derivative contracts includes the market inputs and estimates listed above, which are subject to changes in business conditions. Changes to the fair value of the derivative financial instruments could adversely impact PMI’s results.

Contingencies - As discussed in Item 8, Note 16. Contingencies, to our consolidated financial statements, legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. The variability in pleadings in multiple jurisdictions, together with the actual experience of management in litigating claims, demonstrate that the monetary relief that may be specified in a lawsuit bears little relevance to the ultimate outcome. Litigation is subject to uncertainty. At the present time, except as stated otherwise in Item 8, Note 16. Contingencies, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available to it: (i) management has not concluded that it is probable that a loss has been incurred in any of the pending tobacco-related cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending tobacco-related cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any. Legal defense costs are expensed as incurred.

Consolidated Operating Results
Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Year Ended December 31, 2025
Net revenues	$17,111	$12,051	$6,632	$4,854	$40,648
Less:
Cost of sales	4,501	5,190	1,961	1,714	13,366
Marketing, administration and research costs	5,404	2,765	1,545	2,635	12,349
Impairment of goodwill	41	—	—	—	41
Operating income	$7,165	$4,096	$3,126	$505	$14,892
For the Year Ended December 31, 2024
Net revenues	$15,690	$11,261	$6,393	$4,534	$37,878
Less:
Cost of sales	4,474	5,313	2,011	1,531	13,329
Marketing, administration and research costs	4,669	2,519	1,504	2,455	11,147
Operating income	$6,547	$3,429	$2,878	$548	$13,402
For the Year Ended December 31, 2023
Net revenues	$14,537	$10,629	$6,201	$3,807	$35,174
Less:
Cost of sales	4,321	5,109	1,978	1,485	12,893
Marketing, administration and research costs	4,252	2,384	1,684	1,740	10,060
Impairment of goodwill	665	—	—	—	665
Operating income	$5,299	$3,136	$2,539	$582	$11,556

Items affecting the comparability of results from operations were as follows:

•Restructuring charges - See Item 8, Note 18. Restructuring Activities for details of the $241 million, $180 million and $109 million pre-tax charges for the year ended December 31, 2025, 2024 and 2023, respectively, as well as a breakdown of these costs by segment.
•Impairment of goodwill and other intangibles – For the year ended December 31, 2025, PMI recorded a goodwill impairment charge of $41 million that was included in the Europe segment. For the year ended December 31, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Europe segment. For further details, see Item 8, Note 4. Goodwill and Other Intangible Assets, net.
•Germany excise tax classification litigation charge – In August 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes with the associated tax assessment totaling EUR 151 million (approximately $176 million) covering the period of February 15, 2023, through August 1, 2024. In April 2025, PM Germany paid the outstanding amount, which was recorded in Other assets on the consolidated balance sheets, while it challenged the MCO’s decision in court. On September 17, 2025, PM

Germany filed a request to withdraw the proceedings. As a result, the tax assessment amount of $176 million was recorded in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2025, and was included in the Europe segment results.
•Loss on expected sale of consumer accessories and other businesses – See Item 8, Note 3. Acquisitions and Divestitures for details of the pre-tax loss of $94 million recorded in the Europe segment for the year ended December 31, 2025.
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
•Loss on sale of Vectura Group – In September 2024, PMI announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. On December 31, 2024, we completed the sale. The sale resulted in a pre-tax loss of $199 million. This pre-tax loss was recorded in marketing, administration and research costs in the consolidated statement of earnings for the year ended December 31, 2024, and was included in the Europe segment results. For further details, see Item 8, Note 3. Acquisitions and Divestitures.
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
•South Korea indirect tax charge – On July 13, 2023, PMI's South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs in the consolidated statements of earning, reflecting the full amount previously paid by PM Korea, which was included in the EA, AU & PMI GTR segment for the year ended December 31, 2023.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the Agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2023 and was included in the operating results of the following segments: Europe ($60 million); SSEA, CIS & MEA ($41 million); EA, AU & PMI GTR ($24 million); and Americas ($15 million).
•Charges related to the war in Ukraine – For the year ended December 31, 2023, PMI recorded pre-tax charges of $53 million in the Europe segment related to the war in Ukraine.

Our net revenues by product category were as follows:

(in millions)	2025	2024	2023
Combustible tobacco products
Europe	$8,984	$8,599	$8,037
SSEA, CIS & MEA	10,233	9,848	9,321
EA, AU & PMI GTR	2,415	2,516	2,676
Americas	2,163	2,255	2,299
Total combustible tobacco products	23,794	23,218	22,334
Smoke-free products
Europe	8,127	7,091	6,500
of which, Wellness	238	333	306
SSEA, CIS & MEA	1,818	1,413	1,308
EA, AU & PMI DF	4,217	3,877	3,525
Americas	2,691	2,279	1,508
Total Smoke-free	16,854	14,660	12,840
Total PMI net revenues	$40,648	$37,878	$35,174
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

Net revenues related to smoke-free, excluding wellness, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories. Net revenues related to wellness refer to the operating revenues generated from the sale of product, primarily associated with oral and intra-oral delivery systems.

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

Our shipment volume for cigarettes, HTUs and Oral SFP is shown in the table below:

Shipment Volume
Cigarettes and Heated Tobacco Units (million units)	2025	2024	2023
Cigarettes	607,367	616,827	612,949
Heated Tobacco Units	155,133	139,743	125,263
Total Cigarettes and Heated Tobacco Units	762,500	756,570	738,212

Oral SFP Volume (million cans) (1)
Nicotine Pouches	879.6	644.0	421.1
Snus	227.9	239.6	240.4
Moist Snuff	129.8	134.6	133.7
Other Oral SFP (2)	2.6	3.4	4.2
Total Oral Products	1,240.0	1,021.6	799.3
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

References to total industry and our market share performance reflect cigarettes and heated tobacco units, unless otherwise stated.

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

References to total international market, defined as worldwide cigarette and heated tobacco unit volume excluding the United States,

total industry (or total market) and market shares throughout this "Discussion and Analysis" are our estimates for tax-paid and Global Travel Retail products based on data from a number of internal and external sources and may, in defined instances, exclude China. Past reported periods may be updated to ensure comparability and to incorporate the most current information for industry and market share reporting.

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

2025 compared with 2024

The following discussion compares our consolidated operating results for the year ended December 31, 2025, with the year ended December 31, 2024.

Total Market

Estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs was broadly stable, with a 1.1% decrease for cigarettes, largely offset by 10.2% growth of HTUs. For the full year 2026, we currently expect an estimated total international industry volume decline of around 2% for cigarettes and HTUs, excluding China and the U.S.

Shipment Volume

	Total PMI	SFP	HTU	Oral SFP	E-vapor	Cigarettes
Total Shipment Volume (equivalent units in billions)	786.5	179.1	155.1	20.7	3.3	607.4
vs. 2024	1.4%	12.8%	11.0%	18.5%	+100%	(1.5)%
Oral smoke-free products conversion: (i) nicotine pouches (units): 15 pouches per can in the U.S. and approximately 20 pouches per can outside the U.S.; (ii) snus products: weighted average 21 pouches equivalent per can; (iii) moist snuff products: weighted average 17 pouches equivalent per can; (iv) tobacco bits products: weighted average 30 pouches equivalent per can; (v) chew bags products: weighted average 20 pouches per can.
E-vapor products conversion: one milliliter of e-vapor liquid equivalent to 10 units.
Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 1.4% with smoke-free volumes up by 12.8%. All SFP categories grew, and cigarette volume declined by 1.5%. For the full year 2026, we currently expect broadly stable total PMI cigarette and SFP shipment volume, with high-single digit SFP shipment volume growth, and a cigarette shipment volume decline of around 3%, including the impact of weaker industry volume in India and Mexico, and the ongoing recovery of our business in Turkey.
International Share of Market - Cigarette and HTUs (Excluding China and the United States)

	Full-Year
	2025	2024	Change (pp)
Total International Market Share (1)	29.2%	29.0%	0.2
Cigarettes	23.4%	23.7%	(0.3)
HTU	5.8%	5.3%	0.5

Cigarette over Cigarette Market Share (2)	25.3%	25.5%	(0.2)

(1) Defined as PMI's cigarette and heated tobacco unit IMS volume as a percentage of total industry cigarette and heated tobacco unit sales volume, excluding China and the U.S., including cigarillos in Japan
(2) Defined as PMI's cigarette IMS volume as a percentage of total industry cigarette sales volume, excluding China and the U.S., including cigarillos in Japan
Note: Sum of share of market by product categories might not foot to total due to rounding

Key Market Data

Key market data regarding total industry size, our shipments and volume share of cigarettes and heated tobacco units (HTUs) were as follows:
			PMI Shipments (billion units)						PMI Volume Share (%)(2)
Market	Cigarette & HTU Industry Volume (billion units)		Cigarette & HTU		Cigarette		HTU		Cigarette & HTU		HTU
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Total (1) (2)	2,586.9	2,596.0	762.5	756.6	607.4	616.8	155.1	139.7	29.2	29.0	5.8	5.3
Europe
France	23.8	26.1	9.9	10.7	9.7	10.5	0.1	0.2	40.3	41.2	0.5	0.6
Germany (3)	69.3	69.2	26.2	26.7	21.3	22.4	4.9	4.3	37.5	38.6	7.2	6.2
Italy (3)	73.9	73.6	40.3	39.1	25.7	27.3	14.6	11.8	53.6	53.6	18.6	16.9
Poland (3)	51.0	58.0	23.2	25.6	18.2	20.1	5.0	5.4	45.3	43.8	10.0	9.2
Spain	43.6	44.4	13.3	12.7	11.9	11.4	1.4	1.3	29.6	29.3	3.4	2.9
SSEA, CIS & MEA
Egypt	87.3	82.8	26.0	23.9	24.6	22.3	1.4	1.6	30.0	28.8	1.9	1.8
Indonesia (4)	258.7	265.2	79.4	80.8	77.9	79.6	1.5	1.2	30.7	30.5	0.6	0.5
Philippines	46.4	44.9	22.0	21.1	21.5	20.8	0.5	0.3	47.3	46.9	1.0	0.7
Russia	220.6	216.5	69.8	69.9	49.5	51.4	20.3	18.5	31.7	32.3	9.3	8.6
Turkey	160.2	150.5	74.3	78.2	74.3	78.2	—	—	46.4	52.0	—	—
EA, AU & PMI GTR
Australia	2.8	5.1	1.0	1.8	1.0	1.8	—	—	35.4	34.8	—	—
Japan (2) (3)	150.6	151.1	67.8	64.8	15.9	16.5	52.0	48.3	43.0	41.4	32.1	29.9
South Korea	68.0	70.5	14.0	14.0	7.5	8.3	6.5	5.7	20.6	19.9	9.5	8.1
Americas
Argentina	26.8	26.4	17.0	16.4	17.0	16.4	—	—	63.5	62.1	—	—
Mexico	30.5	31.6	17.6	18.5	17.3	18.3	0.3	0.2	57.8	58.5	1.0	0.7

(1) Market share estimates are calculated using IMS data, unless otherwise stated. Depending on the market and distribution model, IMS may represent an estimate. Consequently, past reported periods may be updated to ensure comparability and to incorporate the most current information.
(2) Total industry and volume share estimates include cigarillos in Japan
(3) PMI market share reflects estimated adjusted IMS volume share; Total Market is based on reported IMS
(4) 2025 includes 8.7 billion units and 2024 includes 0.6 billion units of cigarette shipment volume under an arrangement where PMI acts as brand management and fulfilment services agent

Financial Summary
Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/Other
(in millions)
Net Revenues	$40,648	$37,878	7.3%	6.5%	$2,770	$461	$(170)	$1,536	$920	$23
Cost of Sales	(13,366)	(13,329)	(0.3)%	—%	(37)	(194)	155	—	164	(162)
Marketing, Administration and Research Costs (1)	(12,349)	(11,147)	(10.8)%	(10.7)%	(1,202)	(113)	102	—	—	(1,191)
Impairment of Goodwill (2)	(41)	—	—%	—%	(41)	—	—	—	—	(41)
Operating Income	$14,892	$13,402	11.1%	9.3%	$1,490	$154	$87	$1,536	$1,084	$(1,371)
(1) Cost/Other variance includes charges in 2025 of $241 million related to restructuring charges, $176 million related to the Germany excise tax classification litigation charge, $94 million related to the loss on expected sale of consumer accessories and other businesses, and higher amortization of intangibles in 2025, partly offset by charges in 2024 of $180 million related to restructuring charges, $27 million related to the impairment of other intangibles, $199 million related to the loss on sale of Vectura Group and $45 million related to the Egypt sales tax charge. For more details, see Item 8, Note 3. Acquisitions and Divestitures, Note 4. Goodwill and Other Intangible Assets, net, Note 11, Segment Reporting and Note 18. Restructuring Activities.
(2) For details on the impairment of goodwill recorded in the second quarter of 2025, see Item 8, Note 4. Goodwill and Other Intangible Assets, net.

Net revenues increased by 7.3%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.5%, mainly reflecting: a favorable pricing variance due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher smoke-free products volume, notwithstanding unfavorable mix and lower volumes for cigarettes.

The favorable currency impact in net revenues was due primarily to the Euro, Polish zloty and Russian ruble, partly offset by the Indonesian rupiah and Mexican peso.

Net revenues include $16.9 billion in 2025 and $14.7 billion in 2024 related to smoke-free.

Operating income increased by 11.1%. Operating income, excluding currency and acquisitions/divestitures, increased by 9.3%, mainly reflecting: the same factors as for net revenues, as well as a favorable comparison to 2024 reflecting a charge of $199 million related to the loss on sale of Vectura Group in 2024 and $45 million related to the Egypt sales tax charge in 2024. The increases were partly offset by higher marketing, administration and research costs, higher manufacturing costs, higher restructuring charges in 2025, the impairment of goodwill charge in 2025, higher amortization of intangibles in 2025, the loss on expected sale of consumer accessories and other businesses of $94 million in 2025, and the 2025 Germany excise tax classification litigation charge of $176 million.

Interest expense, net, of $966 million decreased by $177 million or 15.5%, primarily due to the impact of lower market interest rates on our variable-rate debt, as well as the favorable impact of derivative financial instruments.

Our effective tax rate decreased by 5.0 percentage points to 19.7%. We estimate that our 2026 effective tax rate will be around 21.5%, excluding discrete tax events. For further details, see Item 8, Note 10. Income Taxes.

We recorded an impairment charge of $2,316 million related to our RBH equity investment in the consolidated statement of earnings for the year ended December 31, 2024. For further details, see Item 8, Note 5. Related Parties - Equity Investments and Other.

Income from equity investments and securities, net, increased by $68 million or 10.7%, primarily driven by a favorable fair value adjustment for our equity security investments in India and Sri Lanka. For further details, see Item 8, Note 5. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $11.3 billion increased by $4.3 billion or 60.8%. This increase was primarily due to higher operating income, higher income from equity investments and securities, the favorable comparison to 2024 reflecting the impairment charge related to the RBH equity investment in 2024, a lower effective tax rate and lower interest expense, net. Basic earnings per share of $7.27 increased by 60.5%. Diluted EPS of $7.26 increased by 60.6%. Excluding the favorable currency impact of $0.04, diluted EPS increased by 59.7%.

2024 compared with 2023

For a discussion comparing our consolidated operating results for the year ended December 31, 2024, with the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Discussion and Analysis - Consolidated Operating Results in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 6, 2025. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2025.

Operating Results by Business Segment

2025 compared with 2024

The following discussion compares operating results within each of our segments for 2025 with 2024.

Europe:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$17,111	$15,690	9.1%	6.8%	$1,421	$528	$(170)	$805	$258	$—
Operating Income	$7,165	$6,547	9.4%	3.4%	$618	$340	$56	$805	$127	$(710)

Net revenues increased by 9.1%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.8%, reflecting: a favorable price variance, predominantly due to higher combustible tobacco pricing; and favorable volume/mix, driven by higher SFP volume, notwithstanding lower volumes and unfavorable mix for cigarettes.

The pricing variance for 2024 and 2025 was negatively impacted by the supplemental tax surcharge on heated tobacco products ("HTPs") in Germany, which went into effect in 2022. On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. On May 15, 2024, following the decision issued by CJEU, the Fiscal Court in Dusseldorf (the "FCD") also ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. The FCD admitted an appeal to the Federal Tax Court. On June 19, 2024, PMI submitted an appeal. The negative impact will continue, at least until the appeal ruling on the legality of the surcharge is concluded. PMI currently accounts for the surcharge as a reduction in net revenues. The amounts withdrawn before May 15, 2024, were under a payment suspension. Despite this payment suspension and, in order to avoid the future addition of interest, PMI elected, on January 14, 2025, to pay the amount outstanding of EUR 721 million (approximately $751 million), excluding accrued interest. An unfavorable outcome to the appeal would negatively impact PMI’s future cash provided by operating activities for the amounts of unpaid interest. A favorable outcome to the appeal would positively impact future PMI’s operating results and future cash provided by operating activities for the amounts paid in January 2025.

Operating income increased by 9.4%. Operating income, excluding currency and acquisitions/divestitures, increased by 3.4%, primarily reflecting: the same factors as for net revenues and a favorable comparison to 2024 reflecting a charge of $199 million related to the loss on sale of Vectura Group in 2024; partly offset by higher marketing, administration and research costs, as well as the 2025 loss on expected sale of consumer accessories and other businesses of $94 million, the 2025 Germany excise tax classification litigation charge of $176 million and the 2025 restructuring charges of $241 million.

Europe - Total Industry, PMI Shipment Volume and Market Share Commentaries

The estimated industry volume for cigarettes and HTUs decreased by 3.5% to 524.0 billion units, with a 5.0% decrease for cigarettes and continued HTU growth. The decrease in the estimated total market were notably in Poland (down by 12.1%) and the Ukraine (down by 10.6%), partly offset by Bulgaria (up by 6.0%).

Our shipment volume (in equivalent units) decreased by 1.0% with cigarettes down by 5.5% and SFP up by 10.9%.

Our cigarette and HTU shipment volume decreased by 1.5% to 213.1 billion, with decreases in Poland (down by 9.4%) and France (down by 7.9%), partly offset by Italy (up by 3.1%) and Spain (up by 4.9%).

Our HTU share of the total cigarette and HTU market increased by 1.2 points on an adjusted basis.
Other Oral SFP includes chew bags and tobacco bits
Note: Sum may not foot due to rounding.

Our oral SFP shipments decreased by 6.9% to 268.8 million cans.

SSEA, CIS & MEA:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$12,051	$11,261	7.0%	6.4%	$790	$64	$—	$836	$(146)	$36
Operating Income	$4,096	$3,429	19.5%	20.3%	$667	$(60)	$31	$836	$186	$(326)

Net revenues increased by 7.0%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.4%, mainly reflecting: a favorable price variance, predominantly driven by combustible tobacco pricing; while unfavorable cigarette mix, due to the commercial model change in Indonesia, was largely offset by higher cigarette and SFP volume.

A change in our commercial model for the below tier-one cigarette segment in Indonesia in the fourth quarter of 2024 resulted in lower net revenue growth, with no meaningful impact on operating income.

Operating income increased by 19.5%. Operating income, excluding currency and acquisitions/divestitures, increased by 20.3%, primarily reflecting: a favorable price variance, as well as higher cigarette and SFP volume and a favorable comparison to 2024 reflecting a charge of $45 million related to the Egypt sales tax charge in 2024, partly offset by higher marketing, administration and research costs, as well as manufacturing costs (notably tobacco leaf).

SSEA, CIS & MEA - Total Industry, PMI Shipment Volume and Market Share Commentaries
The estimated industry volume for cigarettes and HTUs increased by 1.1% to 1,562.9 billion units. The increase was mainly driven by India (up by 9.8%), Turkey (up by 6.4%) and Egypt (up by 5.5%), partly offset by Bangladesh (down by 10.7%) and Indonesia (down by 2.4%).

Our shipment volume (in equivalent units) increased by 1.7% with SFP up by 14.1% and cigarettes up by 0.7%.

Our cigarette and HTU shipment volume increased by 1.7% to 379.6 billion units, mainly driven by India (up by 39.2%), Egypt (up by 8.9%) and the Philippines (up by 4.3%), partly offset by Turkey (down by 4.9%) and Indonesia (down by 1.8%).

EA, AU & PMI GTR:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$6,632	$6,393	3.7%	4.6%	$239	$(53)	$—	$81	$211	$—
Operating Income	$3,126	$2,878	8.6%	11.7%	$248	$(88)	$—	$81	$224	$31

Net revenues increased by 3.7%. Net revenues, excluding currency and acquisitions/divestitures, increased by 4.6%, predominantly due to: favorable volume/mix, driven by SFP volume; coupled with favorable price variance, driven by higher combustible tobacco pricing.

Operating income increased by 8.6%. Operating income, excluding currency and acquisitions/divestitures, increased by 11.7%, reflecting the same factors as for net revenues.

EA, AU & PMI GTR - Total Industry, PMI Shipment Volume and Market Share Commentaries

The estimated industry volume for cigarettes and HTUs, excluding China, decreased by 1.1% to 316.4 billion units, with HTU growth more than offset by decrease in cigarettes. Notable decreases in South Korea (down by 3.5%) and Australia (down by 45.7%) were partly offset by Global Travel Retail (up by 6.7%).

Our shipment volume (in equivalent units) increased by 4.1% with SFP up by 11.0%, and cigarettes down by 4.1%.
Our cigarette and HTU shipment volume increased by 3.8% to 108.5 billion units, driven by Japan (up by 4.7%), partly offset by Australia (down by 45.2%).

Our HTU adjusted in-market sales volume increased by an estimated 9.3%.

Americas:

Financial Summary - Years Ended December 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2025	2024	Total	Excl. Curr. & Acquis. / Divest.	Total	Cur- rency	Acqui-sitions / Dives-titures	Price	Vol/ Mix	Cost/ Other
(in millions)
Net Revenues	$4,854	$4,534	7.1%	8.8%	$320	$(78)	$—	$(186)	$597	$(13)
Operating Income	$505	$548	(7.8)%	(0.9)%	$(43)	$(38)	$—	$(186)	$547	$(366)

Net revenues increased by 7.1%. Net revenues, excluding currency and acquisitions/divestitures, increased by 8.8%, primarily reflecting favorable volume/mix, driven by SFP volume, partly offset by unfavorable pricing. The unfavorable pricing was mainly due to the U.S. (reflecting the increased impact of promotional activities in the second half of 2025, as a result of ZYN's return to full availability, with promotional costs including retailer incentives taken in net revenues), partly offset by cigarette pricing outside of the U.S.

Operating income decreased by 7.8%. Operating income, excluding currency and acquisitions/divestitures, decreased by 0.9%, mainly reflecting an unfavorable pricing variance (described above), higher amortization of intangibles, and higher marketing, administration and research costs, and manufacturing costs (both including further investments in our U.S. capabilities and organization). These decreases were partly offset by favorable volume/mix (described above) and a favorable comparison to 2024 reflecting the restructuring charges of $180 million in 2024.

Americas - Total Industry, PMI Shipment Volume and Market Share Commentaries

The estimated industry volume for cigarettes and HTUs, excluding the U.S., decreased by 2.0% to 183.5 billion units due to a decrease in the cigarette market. The decrease in the estimated total market was mainly due to Canada (down by 12.2%) and Mexico (down by 3.6%), partly offset by Argentina (up by 1.8%).

Our shipment volume (in equivalent units) increased by 3.1% with SFP up by 27.7% and cigarettes down by 1.7%.
Our total cigarette and HTU shipment volume decreased by 1.5% to 61.3 billion units, mainly due to Mexico (down by 4.8%), partly offset by Argentina (up by 4.1%).

(1) Excluding U.S. chew
Note: Sum may not foot due to rounding. U.S. travel retail volumes of approximately 11.9 million nicotine pouch cans were recorded in the Americas segment in 2025, while financial impacts were recorded in the EA, AU & PMI GTR segment. There were no meaningful U.S. travel retail volumes in prior year.
Oral SFP shipments increased by 29.4% to 930 million cans, predominantly driven by ZYN nicotine pouches in the U.S.

2024 compared with 2023

As previously disclosed in the Description of Our Company section of this Item 7, we updated our segment reporting in January 2025 by including the ongoing Wellness results in the Europe segment.

For a discussion comparing our consolidated operating results within each of our segments for the year ended December 31, 2024, with the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Operating Results by Business Segment in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 6, 2025. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2025.

Business Environment
The industries we operate in and our company face a number of challenges that may adversely affect our business, product sales volume, results of operations, cash flows, and financial position. These challenges, which are discussed below and in Part II, Item 1A. Risk Factors — Cautionary Factors That May Affect Future Results in this report, include:

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

•illicit trade in tobacco and nicotine-containing products, including counterfeit, contraband and other non-compliant or otherwise illicit products;

•intense competition, including unfair competition from non-tax paid volume by certain manufacturers; and

•legal challenges, including the pending and threatened litigation discussed in Part II, Item 8, Note 16. Contingencies in this report.

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

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We put in significant effort to restrict access to our products from underage persons.

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

We have a range of SFPs in various stages of development, scientific assessment, and commercialization. We are committed to conducting rigorous scientific assessments of our SFPs to substantiate that they reduce exposure to HPHCs and, ultimately, that these products present, are likely to present, or have the potential to present less risk of harm to adult smokers who switch to SFPs versus continued cigarette smoking. We draw upon a team of expert scientists and engineers from a broad spectrum of scientific disciplines, and our extensive learnings of adult consumer preferences, to further develop and assess our SFPs. Our efforts are guided by the following key objectives:

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

Our SFPs

Our product development is based on the elimination of combustion via tobacco heating and other innovative systems, as well as through oral tobacco and nicotine products, which we believe are the most promising paths to providing a better consumer choice for those who would otherwise continue to smoke cigarettes. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing and commercializing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences and achieve population harm reduction, including:

•Heat-not-burn products, which use a precisely controlled heating device incorporating our patented technologies, into which a specially designed and proprietary tobacco unit is inserted in a holder and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the U.S. Food and Drug Administration (“FDA”). In addition to the original version of IQOS, which relies on a heating technology using a blade, a newer version of IQOS uses induction heating. Most of the studies referenced above were conducted with the blade version of IQOS and additional research was conducted with the induction technology. We believe that there is full comparability between the bladed versions of IQOS and the subsequent induction versions of IQOS, and that the data from the studies conducted with the blade version of IQOS remain valid and applicable to the newer and adjacent versions of IQOS. We also produce a heat-not-burn product that utilizes external resistive heating technology, which is commercialized under the BONDS by IQOS brand, and has been launched in certain markets.

•Oral tobacco and nicotine products, which include snus and modern oral pouches. Snus refers to (a) dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose; (b) moist loose tobacco which is put in the mouth between the lower or upper lip and gum; and (c) snus pouches which contain ground tobacco, water, salt and flavors. Modern oral pouches mainly refer to pre-portioned pouches containing nicotine, flavors, and cellulose substrate. In some markets, modern oral pouches may also contain small amounts of tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. Like snus, nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. The pouches contain pharmaceutical-grade tobacco-derived nicotine like the nicotine used in medicinal products, such as nicotine-containing gums and inhalers, and flavors approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards and the British Standards Institute. In 2022, we significantly expanded our oral smokeless products portfolio with the acquisition of Swedish Match. Swedish Match's ZYN is the leading smoke-free product brand in the U.S. market.

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

As of December 31, 2025, PMI's smoke-free products were available for sale in 106 markets.

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

In January 2020, we announced an agreement with KT&G, a leading tobacco and nicotine company in South Korea, for the commercialization of KT&G’s smoke-free products outside of South Korea on an exclusive basis. On January 30, 2023, building on three years of collaboration, we announced a long-term collaboration with KT&G to continue to commercialize KT&G's innovative smoke-free devices and consumables on such an exclusive basis. In November 2025, the parties reached an agreement that will facilitate the continuation of the collaboration with a new and revised volume commitment for the 2026-2028 period. For more information, see Acquisitions, Divestitures and Other Business Arrangements below.

Our commercialization efforts for the other PMI-developed SFPs are as follows:

•Since 2022, we began commercializing BONDS devices and BLENDS consumables, and they are now available in 5 markets.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 47 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands, and more specifically to ZYN. Modern oral pouches are currently available in 56 markets.

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

On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on heated tobacco products ("HTPs") does not contravene EU law. The Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. On May 21, 2024, the FCD delivered its judgment and dismissed the claim of our local affiliate, f6 Cigarettenfabrik GmbH & Co.KG, ("PM Germany"). PM Germany filed a notice of appeal to the Federal Fiscal Court on June 19, 2024. To avoid further accumulation of interest, in January 2025, PM Germany provisionally paid the additional HTP excise tax relating to 2022, 2023 and 2024 (pending the outcome of the FCD decision). An oral hearing is expected by the third quarter of 2026.

In March 2025, Japan adopted a multi-year tax plan that included changes to its excise tax structure and rates for tobacco products. Under the plan, the excise tax for HTPs will be harmonized with cigarettes in two steps; one on April 1, 2026, and the second on October 1, 2026. The first increase in the harmonized HTP and cigarette excise tax will occur in April 2027, and the plan provides predictability on future excise rate increases for all tobacco product categories until April 2029.

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

The WHO study group on tobacco product regulation published their ninth and tenth reports on the scientific basis of tobacco product regulation in August 2023 and November 2025, respectively. The reports are based on a review of scientific evidence related to novel and emerging nicotine and tobacco products, such as electronic nicotine delivery systems ("ENDS"), electronic non-nicotine delivery systems and HTPs. The report concludes by making a number of policy recommendations on HTPs and ENDS that, if implemented, could restrict both the availability of these products and access to accurate information about them.

The Eleventh Session of the CoP ("CoP11") took place in November 2025. No specific new decisions or policy recommendations on novel and emerging tobacco or nicotine products were adopted, though the parties were invited to "consider comprehensive regulatory options regarding tobacco and nicotine product components, and related external components that increase environmental harms, taking into consideration public health impacts." The WHO's reports and other FCTC guidelines or recommendations are not binding on the WHO Member States or on Parties to the FCTC. CoP12 will take place in 2027.

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

In February 2024, the European Commission published an updated implementation roadmap to Europe's Beating Cancer Plan (the "Plan"). On December 16, 2025, the European Commission published the "EU Cardiovascular Health Plan — Safe Hearts Plan," where it announced its intention to propose a revision of the legislative framework on tobacco control (including TPD) in 2026.

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

Plain Packaging and Other Packaging Restrictions: Plain packaging legislation bans the use of branding, logos and colors on packaging other than the brand name and variant that may be printed only in specified locations and in a uniform font. To date, plain packaging laws have been adopted in certain markets, including the key markets of Australia, France, Saudi Arabia and Turkey. Some countries, such as Denmark and Israel, adopted plain packaging regulations that apply to all tobacco products, including SFPs. Other countries are also considering plain packaging legislation.

Some countries have adopted, or are considering adopting, packaging restrictions that could have an impact similar to plain packaging. Examples of such restrictions include standardizing the shape and size of packages, prohibiting certain colors or the use of certain descriptive phrases on packaging, and requiring very large graphic health warnings that leave little space for branding.

Restrictions and Bans on the Use of Ingredients: The WHO and others in the public health community have recommended restrictions or total bans on the use of some or all ingredients in both combustible products and SFPs, including menthol. Broad restrictions and ingredient bans would require us to reformulate our American blend tobacco products, which could reduce our ability to differentiate these products in the market in the long term. In many countries, menthol or flavor bans would eliminate entire product categories.

The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors, while exempting other tobacco products under EU TPD from this characterizing flavor ban. This was also the case for heated tobacco products until November 23, 2022, when the EU Commission published a delegated directive that eliminated this exemption. All EU Member States were required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our SFP products currently sold in the EU. Currently, all EU Member States have transposed this directive into national law, withdrawing the heated tobacco product exemption from the characterizing flavor ban. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipated that, while short-

term volatility would be possible, the ban’s impact on our shipment volumes in the EU would be relatively limited in the near term. To date, our experience is generally consistent with this expectation. There has been some short-term disruption in countries that have implemented the ban, most notably in Italy, but the impact has generally been limited in time and magnitude. But our fundamental view remains that we do not expect a meaningful long-term change in the structural growth of the category. We will continue to actively monitor relevant developments in the EU market, including from an illicit trade standpoint.

Other countries may follow the EU’s approach toward tobacco product ingredients. Broader ingredient bans have been adopted by, among others, Brazil (pending a court decision), Thailand, Hong Kong (pending implementation date), and Canada. Specific bans were introduced in countries such as Turkey, which banned menthol as of May 2020. In the U.S., certain states and localities have adopted, or are considering adopting, flavor bans that apply to SFPs.

Bans on Display of Tobacco Products at Retail: In a number of our markets, including, but not limited to, Australia, Canada and Russia, governments have banned the display of tobacco products at the point of sale. Other countries are considering similar bans.

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC's non-binding guidelines recommend that governments prohibit all forms of communication with adult smokers. In CoP10, Specific Guidelines were adopted to address cross-border Tobacco Advertising, Promotion, and Sponsorship (“TAPS”) and the depiction of tobacco in entertainment media. These Specific Guidelines are non-binding on WHO Member States and FCTC Parties.

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

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion, including, for example, Algeria, Angola, Armenia, Bahrain, Colombia, Costa Rica, Dominican Republic, Egypt, Indonesia, Jordan, Kazakhstan, Kyrgyzstan, Lebanon, Morocco, the Philippines, Russia, Saudi Arabia, Tajikistan, Tunisia, the United Arab Emirates ("UAE"), the U.K., Ukraine, Uzbekistan and Vietnam. These standards may be mandatory or voluntary, depending on the market. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-Vapor products, national standards setting minimum quality and safety requirements have been adopted in several markets, including, for example, Armenia, Australia, Azerbaijan, Bahrain, China, Costa Rica, Egypt, France, Indonesia, Jordan, Morocco, New Zealand, the Philippines, Russia, Saudi Arabia, Tajikistan, the UAE, the U.K., and Ukraine. These standards may be mandatory or voluntary, depending on the market.

Currently, national standards setting minimum quality and safety requirements for modern oral pouches have been adopted in several countries, including, for example, Angola, Armenia, Bahrain, Costa Rica, France, Malawi, Mexico, Moldova, Morocco, Pakistan, the Philippines, Sweden, UAE, the U.K., Ukraine and Zimbabwe. These standards may be mandatory or voluntary, depending on the market.

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

Generation Bans: Certain jurisdictions are considering generation sales bans, which prohibit the sale of certain tobacco or nicotine products to people born after a particular year. In December 2022, New Zealand adopted regulatory measures prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures were limited to smoked tobacco products and did not apply to heated tobacco products and e-cigarettes. The New Zealand parliament repealed the measures in February 2024, before they were implemented. On November 5, 2024, the UK government introduced a bill to its Parliament, which if adopted, would ban the sale of tobacco products, including HTPs, herbal smoking products and cigarette papers to those born on or after January 1, 2009.

Other Regulatory Issues: Some jurisdictions are considering, or in some cases have adopted, measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities. In a limited number of markets, most notably Japan, we are dependent on governmental approvals that may limit our pricing flexibility.

The EU Single-Use Plastics Directive, which requires tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, came into force on July 2, 2019. As of December 31, 2025, the majority of EU Member States transposed the directive into national legislation and brought into force mandatory EPR schemes and related EPR costs for tobacco manufacturers and importers. We currently expect further adoption of similar laws in other jurisdictions, and we are monitoring developments in this area. We do not estimate a material impact to our business in the EU as a result of compliance with these mandatory EPR schemes.

SFP Commercialization and Risk Statement Authorizations

Certain markets have instituted regulatory authorization processes that govern the commercialization of SFPs or the use of statements addressing SFP harm-reduction.

FDA Authorization Process and Status of PMI SFPs: In the United States, an established regulatory framework for assessing tobacco products including “Modified Risk Tobacco Products” ("MRTP") exists under the jurisdiction of the FDA. FDA actions may influence the regulatory approach of other governments and international regulatory agencies.

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

FDA Review of Oral Tobacco and Nicotine Products: PMTAs for 20 varieties of ZYN nicotine pouches were submitted in March 2020. On January 16, 2025, the FDA determined that all 20 ZYN nicotine pouch varieties currently marketed in the U.S. met the applicable public health standard and were appropriate for the protection of public health and, therefore, authorized them for sale in the United States. In its assessment, the FDA concluded that “among several key considerations, the agency’s evaluation showed that, due to substantially lower amounts of harmful constituents than cigarettes and most smokeless tobacco products, such as moist snuff and snus, the authorized products pose lower risk of cancer and other serious health conditions than such products.”

On January 16, 2026, we submitted the first Annual Report for ZYN products to the FDA. The report included a systematic review of the literature covering publications related to ZYN products between January 16, 2025, and October 31, 2025. The report included publications in various scientific fields including observational studies on trends related to the potential health impact of the products, and behavioral studies analyzing the impact on former and never smokers, impact on cessation, product acceptance and the impact of marketing approaches. Our review of publications revealed no significant new findings. Overall, the review continues to support the FDA's conclusion that marketing of these ZYN products is "appropriate for the protection of public health."

In April 2024, we submitted MRTPAs for ZYN products currently marketed in the United States and requested authorization of a modified risk claim. In February 2025, the FDA formally accepted our MRTPAs and in June 2025, issued a filing letter for 20 ZYN nicotine pouch products. This action initiated a scientific review of our MRTPAs which requested the following modified risk claim: “Using ZYN instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” During the review, the FDA will determine whether our applications provide the necessary evidence for ZYN products to be marketed with the requested claim. The FDA referred our MRTPAs to TPSAC, which met on January 22, 2026.

We have and will continue to make additional submissions to FDA to market other ZYN products in the United States. In September 2025, the FDA launched a pilot program that aims to increase efficiency and streamline the review process for PMTAs for nicotine pouches. We are aware that certain of our competitors have recently marketed, or stated their intention to market, products that had pending PMTAs and were not previously marketed in the United States. We continue to evaluate the practices of the FDA and other regulators regarding products with respect to which regulatory submissions have been made and assess all potential pathways to market in the United States that might be available

On July 17, 2023, Swedish Match USA, Inc. submitted an application to the FDA requesting re-authorization to continue to market its eight snus smokeless tobacco products (sold under the General snus brand name) with a modified risk claim. General snus products received modified risk orders on October 22, 2019. Swedish Match USA, Inc. was authorized to market these products with the claim, “Using General snus instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” On November 7, 2024, the FDA renewed the General snus modified risk orders, with a stated expiration date in November 2032.

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

To date, we have been largely successful in demonstrating to regulators that our SFPs are not cigarettes due to the absence of combustion, and as such, they are frequently taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Although we believe that this is sensible from the public health perspective, some jurisdictions have considered or adopted taxation regimes with SFP taxation rates approaching or equal to cigarettes and there is no guarantee regulators will maintain current levels of differentiation. Further, there can be no assurance that we will succeed in our efforts to replace cigarettes with SFPs or that regulation will allow us to commercialize SFPs in all markets, to communicate about our SFPs, including making scientifically substantiated risk-reduction claims, or to treat SFPs differently from cigarettes.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and Internet channels and the implementation of tracking and tracing technologies. To date, 72 Parties, including the EU, have ratified the Protocol. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. The fourth Meeting of the Parties ("MOP4") concluded in November 2025, with no restrictions decided with regard to duty-free tobacco sales, or as to whether the Protocol’s provisions cover electronic nicotine and non-nicotine delivery systems. MOP5 will take place in 2027. The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU were extended to include tobacco products other than cigarettes, including some of our SFPs, as of May 20, 2024.

Governmental Investigations

From time to time, we are subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain pending matters in Item 8, Note 16. Contingencies.

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

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of December 31, 2025 had a carrying value of $303 million. Previously, TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), a Dutch holding company in which PMI held a 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. MDBV was dissolved in December of 2025. Previously, Mr. Igor Kesaev was a non-majority shareholder of MDBV. The EU, the U.S., the U.K., Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev.

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

The U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions, with additional tariff increases proposed. Those changes, along with retaliatory actions by some trading partners, non-tariff restrictions or requirements being considered in connection with trade dispute negotiations, and the likelihood of additional developments, have created a volatile environment for global trade. We expect the global tariff environment to remain volatile throughout 2026. PMI is actively monitoring developments, evaluating all changes, and adapting operations and compliance practices accordingly. For further details, see the "Impact of Tariffs on Our Business" section of this MD&A.

PMI continues to monitor the development of new sanctions and other trade laws in order to ensure full compliance.

Impact of Inflation on Our Business

Like many other global companies, we have experienced inflationary pressures in 2022, 2023, 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. In 2025, certain inflationary elements such as direct materials and utilities stabilized, with a moderate overall increase in inflationary pressures driven by tobacco leaf costs. The impact of inflation on cost of sales during 2025 was not material to our consolidated financial statements.

Impact of Tariffs on Our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy.

While the global tariff environment is volatile, as a global company with a broadly diversified production, a worldwide supplier network, including an established U.S. manufacturing base for nicotine pouches, and existing supply chains that are largely self-contained within their respective trade regions, we currently believe we are well-positioned to mitigate potential supply chain challenges and that the changing tariff environment will not have a material impact on our business. During 2025, the impact of new tariffs on our business was not material to our consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2026.

We are actively monitoring developments in the global tariff environment and will continue to evaluate the potential impact of the announced tariffs and related developments on our business and financial condition, as well as on our suppliers, and the actions we may take to mitigate any impact. For our risk factors related to the impact of tariffs, see Item 1A. Risk Factors.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine, as well as through a contract manufacturing arrangement. Production at our factory in Kharkiv remains suspended. On June 20, 2023, we announced the investment of $30 million in a new production facility in the Lviv region, in Western Ukraine. Preparatory work for the facility began in July 2023. The new production facility was completed at the end of the first quarter of 2024 and local production commenced in April 2024. As of December 31, 2025, our Ukrainian operations had approximately $0.7 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of December 31, 2025, our Russian operations had approximately $4.8 billion in total assets, excluding intercompany balances, of which approximately $2.3 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, PMI holds a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of December 31, 2025 had a carrying value of $303 million. For further details, see Item 8, Note 5. Related Parties – Equity Investments and Other.

These developments above have or may have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see Item 1A. Risk Factors and the "Trade Policy" section of this Item 7.

Research and Development Expense

The research and development expense for our smoke-free portfolio accounted for approximately 100% of our total research and development expense for the years ended December 31, 2025 and 2024, and approximately 99% for the year ended December 31, 2023.  The research and development expense for the years ended December 31, 2025, 2024 and 2023, is set forth in Item 8, Note 13. Additional Information to the consolidated financial statements.

Restructuring Activities

We discuss restructuring activities in Item 8, Note 18. Restructuring Activities to our consolidated financial statements.

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

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the years ended December 31, 2025, 2024 and 2023, we recognized exchange gains (losses) of $(26) million, $(46) million, and $(194) million, respectively, resulting from remeasurement adjustments related to highly inflationary accounting.

Environmental and Social Laws and Regulations

While, to date, the effect of environmental and social laws and regulations on PMI has not been material to our business, results of operations or financial condition, consideration of these laws and regulations is an integral aspect of PMI’s risk management process. To this end, we actively monitor the existing and potential impact on PMI of significant pending or existing legislation, regulations, international accords, reporting frameworks, standards, principles, and other forms of guidance related to environmental and social matters.

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

Equity Investments

We discuss our equity investments in Item 8, Note 5. Related Parties - Equity Investments and Other to our consolidated financial statements.

Financial Review

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net cash provided by (used in) operating activities	$12,233	$12,217	$9,204
Net cash provided by (used in) investing activities	(3,967)	(1,092)	(3,598)
Net cash provided by (used in) financing activities	(8,132)	(9,481)	(5,582)

2025 compared with 2024

•Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities of $12.2 billion in 2025 was essentially flat compared to 2024. Excluding favorable currency movements, the unfavorable variance of $0.5 billion was due primarily to higher working capital requirements of $2.4 billion. This was partly offset by higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense, non-cash movements in deferred income tax benefit, the losses on the sales of businesses, the impairment charge related to the RBH equity investment and other non-cash movements reflected in Other. Our net cash provided by operating activities also includes dividend income from our deconsolidated Canadian affiliate of $0.5 billion received in the third quarter of 2025 (for further details, see Item 8, Note 5. Related Parties – Equity Investments and Other).

The higher working capital requirements in 2025 as compared with 2024 were primarily due to more cash used in inventories, coupled with more cash used in accrued liabilities and other current assets, mainly reflecting the timing of excise tax-paid inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments. Excise tax payments included the disputed supplemental tax surcharge on heated tobacco products in Germany of approximately $0.8 billion as PMI elected to pay the supplemental tax surcharge in January 2025 to avoid the future addition of interest (for further details refer to the MD&A Europe segment section where we describe the case). In addition, more cash used in income taxes primarily reflected the higher final 2017 U.S. Tax Cuts and Jobs Act transition tax installment payment. These unfavorable movements were partially offset by less cash used in accounts receivable mainly reflecting higher usage of our factoring arrangements to sell trade receivables, as well as the timing of sales and cash collections (for further details, see Item 8, Note 17. Sale of Accounts Receivable).

For the full year 2026, we currently expect net cash provided by operating activities of around $13.5 billion at prevailing exchange rates, subject to year-end working capital requirements.

•Net Cash Provided by (Used) in Investing Activities

Net cash used in investing activities in 2025 was $4.0 billion as compared to $1.1 billion in 2024. This increase in net cash used was primarily due to changes in the cash collateral posted for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus the U.S. dollar, and higher capital expenditures.

Our capital expenditures were $1.6 billion in 2025 and $1.4 billion in 2024. The 2025 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2026 to be $1.4 billion to $1.6 billion, predominantly due to investments supporting the smoke-free business.

•Net Cash Provided by (Used in) Financing Activities

Net cash used in financing activities in 2025 was $8.1 billion as compared to $9.5 billion in 2024. The decrease in net cash used was mainly due to higher debt repayments in 2024 (primarily commercial paper and a credit facility related to the Swedish Match acquisition), partly offset by lower long-term debt proceeds in 2025, higher dividend payments and changes in the cash collateral received for derivative instruments, reflecting the appreciation of the Euro and Swiss franc versus U.S. dollar.

Dividends paid in 2025 and 2024 were $8.6 billion and $8.2 billion, respectively.

2024 compared with 2023

For a discussion comparing our net cash activities (operating, investing and financing) for the year ended December 31, 2024, with the year ended December 31, 2023, refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Review in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the U.S. Securities and Exchange Commission on February 6, 2025. This section is incorporated by reference into this Annual Report on Form 10-K for the year ended December 31, 2025.

•Liquidity and Capital Resources

As a holding company, we depend on dividends and debt repayments from our subsidiaries as our primary sources of funds to pay dividends to our stockholders, make payments on our debt securities and meet other obligations. Our principal wholly owned and majority-owned subsidiaries currently are not limited by long-term debt or other agreements in their ability to pay cash dividends or to make other distributions that are otherwise compliant with law, including governmental capital and foreign currency exchange controls.

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

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are mostly held with institutions that have investment-grade long-term credit rating. As of December 31, 2025 and 2024, we had cash and cash equivalent of $4.9 billion and $4.2 billion, respectively, the majority of which was held by our foreign subsidiaries, including $2.3 billion and $1.0 billion, respectively, held in Russia.

To meet our ongoing liquidity requirements, our principal source of liquidity is cash generated from operations. Additionally, we utilize long-term and short-term debt financing, including a commercial paper program that is regularly used to finance ongoing liquidity requirements, as part of our overall cash management strategy. Our ability to access the capital and credit markets as well as overall dynamics of these markets may impact borrowing costs. We expect that the combination of our long-term and short-term debt financing, the commercial paper program and the committed credit facilities, coupled with our cash generated from operations, will be adequate to meet our liquidity requirements.

Debt and Borrowing Arrangements
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At February 6, 2026, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Positive
Fitch	F1	A	Stable

Debt – Our total debt was $48.8 billion at December 31, 2025, and $45.7 billion at December 31, 2024. Our total debt is primarily fixed rate in nature. The weighted-average time to maturity of our long-term debt was approximately 7 years at the end of 2025 and 2024. Foreign currency denominated debt and the majority of our $50 billion gross notional amount of derivative financial instruments are subject to foreign currency exchange rates fluctuation, primarily between the Euro and U.S. Dollar, which could impact our debt levels and the pace of anticipated deleveraging. For further details, including the fair value and currency denomination of our debt, see Item 8, Note 6. Indebtedness and Note 14. Financial Instruments. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 10, 2023, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period. During February 2026, we plan to file a new shelf registration statement with the Securities and Exchange Commission.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At December 31, 2025 and 2024, we had no commercial paper outstanding. The average commercial paper balance outstanding during 2025 and 2024 was $3.0 billion and $1.3 billion, respectively. For further details, see Item 8, Note 6. Indebtedness.

Revolving Credit Facilities – At December 31, 2025, our total committed revolving credit facilities were $6.3 billion, and there were no borrowings outstanding. The entire committed amounts were available for borrowing.

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

For further details on our revolving credit facilities, including other short-term credit arrangements, see Item 8, Note 6. Indebtedness to our consolidated financial statements.

Term Loan Facility related to the Financing of the Swedish Match Acquisition – As of December 31, 2025, borrowings in the amount of €2.5 billion (approximately $2.9 billion) under the 5-year tranche of the term loan facility remained outstanding. For further details, see Item 8, Note 6. Indebtedness to our consolidated financial statements.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management, we sell trade receivables to unaffiliated financial institutions. For further details, see Item 8, Note 17. Sale of Accounts Receivable to our consolidated financial statements.

Supply Chain Financing – We engage with unaffiliated global financial institutions that offer a voluntary supply chain financing program to some of our suppliers. For further details, see Item 8, Note 20. Supply Chain Financing to our consolidated financial statements.

Cash Requirements – At December 31, 2025, our material short-term and long-term cash requirements for various contractual obligations and commitments primarily consisted of the following:
•principal payments related to long-term debt and the associated interest payments. For further details, see Item 8, Note 6. Indebtedness to our consolidated financial statements;
•accounts payable and accrued liabilities on our consolidated balance sheet (primarily short-term in nature);
•purchase obligations for inventory and production costs to be utilized in the normal course of business such as raw materials, electronic devices, indirect materials and supplies, packaging, co-manufacturing arrangements, storage and distribution, as well as capital expenditures. These purchase obligations are expected to be approximately $3.4 billion in 2026 and approximately $2.8 billion for years beyond; and
•operating lease liabilities, on an undiscounted basis, which were included in our consolidated balance sheets. For further details, see Item 8, Note 19. Leases to our consolidated financial statements.

•Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, including special purpose entities, other than guarantees, and cash requirements discussed above.

Guarantees – At December 31, 2025, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

In August 2024, PMI entered into a guarantee agreement for an equity investee. For further details, see Item 8, Note 5. Related Parties – Equity Investments and Other.

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

Equity and Dividends

We discuss our stock awards as of December 31, 2025, in Item 8, Note 8. Stock Plans to our consolidated financial statements.

Dividends paid in 2025 were $8.6 billion. During the third quarter of 2025, our Board of Directors approved a 8.9% increase in the quarterly dividend to $1.47 per common share. As a result, the present annualized dividend rate is $5.88 per common share.

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

See Item 8, Note 14. Financial Instruments to our consolidated financial statements for further details on our derivative financial instruments and the related collateral arrangements.

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

The computation estimates were made assuming normal market conditions, using a 95% confidence interval and a one-day holding period using a "parametric delta-gamma" approximation technique to determine the observed interrelationships between movements in interest rates and various currencies and in calculating the risk of the underlying positions in the portfolio. These interrelationships were determined by observing interest rate and forward currency rate movements primarily over the preceding quarter for determining value at risk at December 31, 2025 and 2024, and primarily over each of the four preceding quarters for the calculation of average, high and low value at risk amounts during each year.

	Fair Value Impact
(in millions)	At December 31, 2025	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$97	$152	$197	$97

Interest rates	$135	$191	$239	$135

	Fair Value Impact
(in millions)	At December 31, 2024	Average	High	Low
Instruments sensitive to:
Foreign currency rates	$130	$92	$130	$69

Interest rates	$221	$233	$272	$200

The increases during the year of the impact of foreign currency rates and the decreases of the impact of interest rates on the value at risk computation above were primarily due to higher foreign currency volatility and lower interest rate volatility in 2025 compared to 2024.

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

Contingencies

See Item 3 and Item 8, Note 16. Contingencies to our consolidated financial statements for a discussion of contingencies.

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

Item 8.Financial Statements and Supplementary Data.

Consolidated Statements of Earnings
(in millions of dollars, except per share data)

for the years ended December 31,	2025	2024	2023
Net revenues 1 & 2 (Notes 5 & 11)	$40,648	$37,878	$35,174
Cost of sales	13,366	13,329	12,893
Gross profit	27,282	24,549	22,281
Marketing, administration and research costs (Notes 3, 4, 11 & 18)	12,349	11,147	10,060
Impairment of goodwill (Note 4)	41	—	665
Operating income	14,892	13,402	11,556
Interest expense, net (Note 13)	966	1,143	1,061
Pension and other employee benefit costs (Note 12)	46	60	45
Earnings before income taxes	13,880	12,199	10,450
Provision for income taxes (Note 10)	2,737	3,017	2,339
Impairment related to the RBH equity investment (Note 5)	—	2,316	—
Equity investments and securities (income)/loss, net	(705)	(637)	(157)
Net earnings	11,848	7,503	8,268
Net earnings attributable to noncontrolling interests	500	446	455
Net earnings attributable to PMI	$11,348	$7,057	$7,813
Per share data (Note 9):
Basic earnings per share	$7.27	$4.53	$5.02
Diluted earnings per share	$7.26	$4.52	$5.02

(1) Includes net revenues from related parties of $4,582 million, $3,876 million and $3,553 million for the years ended December 31, 2025, 2024 and 2023, respectively
(2) Net revenues are shown net of excise tax on products. For the years ended December 31, 2025, 2024 and 2023, excise tax on products was $53,211 million, $51,563 million and $49,404 million, respectively

See notes to consolidated financial statements.

Consolidated Statements of Comprehensive Earnings
(in millions of dollars)

for the years ended December 31,	2025	2024	2023
Net earnings	$11,848	$7,503	$8,268
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $349 in 2025, $(208) in 2024 and $156 in 2023	(1,864)	(122)	(1,643)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2025, $7 in 2024 and $0 in 2023 (Notes 3, 15 & 18)	3	171	12
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $(176) in 2025, $8 in 2024 and $182 in 2023	884	(10)	(861)
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(46) in 2025, $(36) in 2024 and $(28) in 2023	175	135	87
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $19 in 2025, $(88) in 2024 and $(30) in 2023	(89)	439	195
(Gains) losses transferred to earnings, net of income taxes of $18 in 2025, $45 in 2024 and $32 in 2023	(94)	(213)	(220)
Total other comprehensive earnings (losses)	(985)	400	(2,430)
Total comprehensive earnings	10,863	7,903	5,838
Less comprehensive earnings attributable to:
Noncontrolling interests	497	345	281
Comprehensive earnings attributable to PMI	$10,366	$7,558	$5,557

See notes to consolidated financial statements.

Consolidated Balance Sheets
(in millions of dollars, except share data)

at December 31,	2025	2024
Assets
Cash and cash equivalents	$4,872	$4,216
Trade receivables (less allowances of $23 in 2025 and $47 in 2024) (1)	4,572	3,789
Other receivables (less allowances of $24 in 2025 and $22 in 2024)	1,238	886
Inventories:
Leaf tobacco	2,425	2,080
Other raw materials	2,223	2,261
Finished product	6,830	5,112
	11,478	9,453
Other current assets	2,203	1,826
Total current assets	24,363	20,170
Property, plant and equipment, at cost:
Land and land improvements	562	581
Buildings and building equipment	5,050	4,391
Machinery and equipment	12,533	10,632
Construction in progress	1,471	1,081
	19,616	16,685
Less: accumulated depreciation	11,219	9,375
	8,397	7,310
Goodwill (Note 4)	17,264	16,600
Other intangible assets, net (Note 4)	10,884	11,327
Equity investments (Note 5)	2,891	2,654
Deferred income taxes (Note 10)	1,247	940
Other assets (less allowances of $12 in 2025 and $26 in 2024)	4,139	2,783
Total Assets	$69,185	$61,784

(1) Includes trade receivables from related parties of $839 million and $691 million as of December 31, 2025, and 2024, respectively. For further details, see Note 5. Related Parties - Equity Investments and Other.

See notes to consolidated financial statements.

at December 31,	2025	2024
Liabilities
Short-term borrowings (Note 6)	$168	$137
Current portion of long-term debt (Note 6)	3,533	3,392
Accounts payable	4,407	3,952
Accrued liabilities:
Marketing and selling	1,354	1,015
Taxes, except income taxes	7,555	6,904
Employment costs	1,545	1,305
Dividends payable	2,312	2,120
Other	3,298	2,832
Income taxes	1,255	1,258
Total current liabilities	25,427	22,915
Long-term debt (Note 6)	45,134	42,166
Deferred income taxes (Note 10)	2,065	2,517
Employment costs	2,406	2,940
Other liabilities	2,181	1,116
Total liabilities	77,213	71,654
Contingencies (Note 16)
Stockholders’ (Deficit) Equity
Common stock, no par value (2,109,316,331 shares issued in 2025 and 2024) (Note 7)	—	—
Additional paid-in capital	2,453	2,335
Earnings reinvested in the business	35,400	32,869
Accumulated other comprehensive losses (Note 15)	(12,296)	(11,314)
	25,557	23,890
Less: cost of repurchased stock (552,659,642 and 554,470,731 shares in 2025 and 2024, respectively)	35,551	35,640
Total PMI stockholders’ deficit	(9,994)	(11,750)
Noncontrolling interests	1,966	1,880
Total stockholders’ deficit	(8,028)	(9,870)
Total Liabilities and Stockholders’ (Deficit) Equity	$69,185	$61,784

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
(in millions of dollars)

for the years ended December 31,	2025	2024	2023
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES
Net earnings	$11,848	$7,503	$8,268
Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	1,996	1,787	1,398
Impairment of goodwill and other intangibles (Note 4)	41	27	680
Losses on sales of businesses (including held-for-sale) (Note 3)	94	206	—
Impairment related to the RBH equity investment (Note 5)	—	2,316	—
Deferred income tax (benefit) provision	(847)	(123)	(330)
Restructuring charges, net of cash paid (Note 18)	206	122	30
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(448)	(738)	314
Inventories	(1,201)	552	(862)
Accounts payable	258	297	(288)
Accrued liabilities and other current assets	(151)	628	(232)
Income taxes	(266)	(62)	(232)
Pension plan contributions (Note 12)	(139)	(110)	(21)
Other	842	(188)	479
Net cash provided by (used in) operating activities	12,233	12,217	9,204
CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES
Capital expenditures	(1,569)	(1,444)	(1,321)
Other acquisitions, net of acquired cash (Note 3)	—	43	—
Altria Group, Inc. agreement (Note 3)	—	—	(1,775)
Proceeds from sales of businesses, net of cash disposed (Note 3)	30	136	191
Purchases of debt securities	(202)	(132)	—
Sales and maturities of debt securities	116	—	—
Equity investments	(63)	(124)	(111)
Collateral posted/settlements for derivatives, (paid)/returned (Note 14)	(2,274)	351	(660)
Other	(5)	78	78
Net cash provided by (used in) investing activities	(3,967)	(1,092)	(3,598)

See notes to consolidated financial statements.

for the years ended December 31,	2025	2024	2023
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES
Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$19	$(1,461)	$530
Issuances - maturities longer than 90 days	170	100	1,366
Repayments - maturities longer than 90 days	(170)	(433)	(1,172)
Repayments under credit facilities related to Swedish Match AB acquisition	—	(3,168)	(4,430)
Long-term debt proceeds	7,055	8,142	9,959
Long-term debt repaid	(5,368)	(4,803)	(2,551)
Dividends paid	(8,624)	(8,197)	(7,964)
Collateral received/settlements for derivatives, received/(returned)	(693)	828	(62)
Payments to acquire Swedish Match AB noncontrolling interests	—	—	(883)
Noncontrolling interests activity and Other	(521)	(489)	(375)
Net cash provided by (used in) financing activities	(8,132)	(9,481)	(5,582)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	504	(536)	(95)
Cash, cash equivalents and restricted cash(1):
Increase (Decrease)	638	1,108	(71)
Balance at beginning of year	4,254	3,146	3,217
Balance at end of year	$4,892	$4,254	$3,146

Cash Paid:
Interest	$1,688	$1,559	$1,342
Income taxes	$3,852	$3,178	$2,952

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $20 million, $38 million and $86 million as of December 31, 2025, 2024 and 2023, respectively, which were included in other current assets in the consolidated balance sheets.

See notes to consolidated financial statements.

Consolidated Statements of Stockholders' (Deficit) Equity
(in millions of dollars, except per share data)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2023	$—	$2,230	$34,289	$(9,559)	$(35,917)	$2,646	$(6,311)
Net earnings			7,813			455	8,268
Other comprehensive earnings (losses), net of income taxes				(2,436)		6	(2,430)
Issuance of stock awards (Note 8)		61			132		193
Dividends declared ($5.14 per share)			(8,012)				(8,012)
Dividends paid to noncontrolling interests						(497)	(497)
Sale (purchases) of subsidiary shares to/(from) noncontrolling interests		(6)		180		(831)	(657)
Balances, December 31, 2023	—	2,285	34,090	(11,815)	(35,785)	1,779	(9,446)
Net earnings			7,057			446	7,503
Other comprehensive earnings (losses), net of income taxes				501		(101)	400
Issuance of stock awards (Note 8)		50			145		195
Dividends declared ($5.30 per share)			(8,278)				(8,278)
Dividends paid to noncontrolling interests						(494)	(494)
Acquisitions (Note 3)						160	160
Sale (purchases) of subsidiary shares to/(from) noncontrolling interests						90	90
Balances, December 31, 2024	—	2,335	32,869	(11,314)	(35,640)	1,880	(9,870)
Net earnings			11,348			500	11,848
Other comprehensive earnings (losses), net of income taxes				(982)		(3)	(985)
Issuance of stock awards (Note 8)		119			89		208
Dividends declared ($5.64 per share)			(8,817)				(8,817)
Dividends paid to noncontrolling interests						(430)	(430)
Sale (purchase) of subsidiary shares to/(from) noncontrolling interests		(1)				19	18
Balances, December 31, 2025	$—	$2,453	$35,400	$(12,296)	$(35,551)	$1,966	$(8,028)

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

Smoke-Free Business ("SFB”) is the term PMI uses to refer to all of its smoke-free products. SFB also includes wellness products, as well as consumer accessories, such as lighters and matches.

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

Following the sale of Vectura Group Ltd. on December 31, 2024, PMI updated in January 2025 its segment reporting by including the ongoing Wellness results (previously referred to as Wellness & Healthcare) in the Europe segment. For further details on the sale of Vectura Group Ltd., see Note 3. Acquisitions and Divestitures. In addition, PMI renamed its “PMI Duty Free” business to “PMI Global Travel Retail” effective in the first quarter of 2025. As a result of this change, PMI's segment that includes its duty free business was renamed East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”).

Certain prior years' amounts have been reclassified to conform with the current year's presentation as a result of the segment structure change discussed above. For further details, see Note 4. Goodwill and Other Intangible Assets, net and Note 11. Segment Reporting. These reclassifications did not impact PMI's consolidated financial position, results of operations or cash flows in any of the periods presented.

As communicated in the fourth quarter of 2025, with PMI's smoke-free business now operating at scale across its regions, including substantial growth from its U.S. business, PMI has implemented an evolved organizational model with two primary business units: International and U.S. The updated organizational structure is designed to enhance PMI's agility and to support its journey to become a smoke-free company under the leadership of Jacek Olczak, Group CEO of PMI. This change was implemented effective January 1, 2026, and as a result PMI realigned its reportable segments accordingly. The four geographic segments have been replaced with three new reportable segments: International Smoke-Free, International Combustibles, and U.S. As of the first quarter of 2026, our reporting will reflect these changes.

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

Contingencies

PMI records provisions in the consolidated financial statements for pending litigation when it is determined that an unfavorable outcome is probable, and the amount of the loss can be reasonably estimated. Legal defense costs are expensed as incurred. For further details, see Note 16. Contingencies.

Depreciation and Amortization

Property, plant and equipment are stated at historical cost and depreciated primarily using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated primarily over periods ranging from 3 to 15 years, and buildings and building improvements primarily over periods up to 40 years.

Definite-lived intangible assets are amortized over their useful lives. For further details, see Note 4. Goodwill and Other Intangible Assets, net.

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

Investment in non-marketable equity securities

Non-marketable equity securities are subject to periodic impairment reviews during which PMI considers both qualitative and quantitative factors that may have a significant impact on the investees' fair value. Upon determining that an impairment may exist, the security’s fair value is calculated and compared to its carrying value, and an impairment is recognized immediately if the carrying value exceeds the fair value. For further details, see Note 5. Related Parties - Equity Investments and Other.

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

Revenue recognition

PMI recognizes revenue primarily through the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, vapor and oral nicotine products. The revenue recorded is reported net of excise taxes, consumer and trade promotions, sales returns and includes shipping and handling charges billed to customers. The majority of PMI revenues are generated by sales through direct and indirect distribution networks with short-term payment conditions and where control is typically transferred to the customer either upon shipment or delivery of goods. PMI evaluates the transfer of control through evidence of the customer’s receipt and acceptance, transfer of title, PMI’s right to payment for those products and the customer’s ability to direct the use of those products upon receipt. Typically, PMI’s performance obligations are satisfied and revenue is recognized either upon shipment or delivery of goods.

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

Stock-based compensation

PMI measures compensation cost for all stock-based awards at fair value on date of grant and recognizes the compensation costs over the service periods for awards expected to vest. PMI’s accounting policy is to estimate the number of awards expected to be forfeited and adjust the expense when it is no longer probable that the employee will fulfill the service condition. For further details, see Note 8. Stock Plans.

Note 3.

Acquisitions and Divestitures:

Sale of certain other businesses

During the fourth quarter of 2025, PMI completed the sale of one business and classified as held-for-sale net assets of certain other businesses (disposal group), primarily related to its consumer accessories products acquired as part of the Swedish Match AB acquisition in 2022. $142 million of the disposal group assets and $59 million of the disposal group liabilities were classified as held-for-sale and were included within other current assets and other accrued liabilities, respectively, in PMI’s consolidated balance sheet as of December 31, 2025. As a result, PMI recorded a pre-tax loss of $94 million, primarily related to the impairment charge to record the net assets held-for-sale at the lower of their carrying value or fair value less costs to sell and the loss on the completed sale, of which $3 million related to the reclassification of currency translation losses from other comprehensive losses for the completed sale. The loss on sale has been recorded in marketing, administration and research costs in the Europe segment in PMI’s consolidated statement of earnings for the year ended December 31, 2025. The estimated fair value of the disposal group less costs to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group.

Sale of Vectura Group Ltd.

On September 17, 2024, PMI announced the execution of a definitive agreement pursuant to which PMI’s direct, wholly-owned subsidiary, Vectura Fertin Pharma Inc., agreed to sell Vectura Group Ltd. (formerly, Vectura Group plc, and hereinafter referred to as “Vectura” or "Vectura Group") to Molex Asia Holdings Ltd. ("Molex"), subject to customary regulatory approval and other completion conditions. On December 31, 2024, PMI completed the sale of Vectura for an upfront cash consideration of GBP 152 million (approximately $191 million at exchange rate on sale completion date) and a short-term receivable of GBP 24 million (approximately $30 million at exchange rate on sale completion date) which was collected in the second quarter of 2025, reflecting certain customary completion account adjustments, with additional deferred payments at December 31, 2025 of up to GBP 101 million (approximately $127 million at exchange rate on sale completion date), contingent on achievement of certain milestones over periods up to and through 2039. In addition, PMI agreed to indemnify Molex for certain claims related to the pre-completion period. As of December 31, 2025 and 2024, the liability related to the indemnity was not material.

As of September 17, 2024, and through the completion date, Vectura's net assets and liabilities were classified as held-for-sale in PMI’s consolidated balance sheet. For the year ended December 31, 2024, sale resulted in a pre-tax loss of $199 million ($206 million including the tax costs), of which $198 million of loss related to the impairment charge recognized in the third quarter of 2024, to record the net assets held-for-sale at the lower of their carrying value or fair value less costs to sell. This amount also included reclassification of currency translation losses from other comprehensive losses of $16 million. The loss on sale of Vectura has been recorded in marketing, administration and research costs under the Europe segment in PMI's consolidated statement of earnings for the year ended December 31, 2024.

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

On the acquisition date and as of December 31, 2024 and 2025, the reacquired rights were classified as Other intangible assets, net in PMI's consolidated balance sheets, and are being amortized over their useful life of 5 years.

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

The total purchase price for the incremental equity interest of $316 million included cash consideration of $31 million, contingent consideration of $22 million and $263 million of assumed bank loan liabilities. During the third quarter of 2024, PMI paid the contingent consideration of $22 million and $240 million of assumed bank loans. The remaining assumed bank loan was repaid in the fourth quarter of 2025.

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

Note 4.

Goodwill and Other Intangible Assets, net:

Goodwill

The movements in goodwill were as follows:

(in millions)	Europe	(a)	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
Balances, December 31, 2023	$4,563		$2,877	$492	$8,847	$16,779
Changes due to:
Acquisitions and divestitures	(65)		512	—	—	447
Currency	(368)		(138)	(22)	(98)	(626)
Balances, December 31, 2024	4,130		3,251	470	8,749	16,600
Changes due to:
Impairment	(41)		—	—	—	(41)
Measurement period adjustments	—		(7)	—	—	(7)
Currency	690		(43)	(9)	74	712
Balances, December 31, 2025	$4,779		$3,201	$461	$8,823	$17,264
(a) Europe goodwill balance is net of accumulated impairment losses of $556 million at December 31, 2025, and 2024. These accumulated losses exclude amounts related to businesses which were subsequently sold or reclassified as held-for-sale.

As discussed in Note 1. Background and Basis of Presentation, following the sale of Vectura Group Ltd. on December 31, 2024, we updated our segment reporting in January 2025 by including the Wellness balance in the Europe segment. As a result, the December 31, 2023 and December 31, 2024 goodwill balances for the Europe segment in the table above included the reclassification of the former Wellness segment.

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

In the second quarter of 2025, PMI finalized the measurement period adjustments related to its acquisition in Egypt of United Tobacco Company (UTC). For further details, see Note 3. Acquisitions and Divestitures.

At December 31, 2025, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB as well as acquisitions in Indonesia, the Philippines, Egypt, Greece, Mexico, and Serbia.

Other Intangible Assets

Details of other intangible assets were as follows:

		December 31, 2025			December 31, 2024
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,776		$4,776	$4,446		$4,446
Amortizable intangible assets:
Trademarks	14 years	2,227	$984	1,243	2,134	$850	1,284
Reacquired commercialization rights for IQOS in the U.S.	3 years	2,777	926	1,851	2,777	370	2,407
Developed technology, including patents	6 years	358	160	198	320	121	199
Customer relationships and other	10 years	3,873	1,057	2,816	3,712	721	2,991
Total other intangible assets		$14,011	$3,127	$10,884	$13,389	$2,062	$11,327

Changes in the net carrying amount of intangible assets were as follows:

		Changes Due To:
(in millions)	December 31, 2023	Amortization & Impairment	Acquisitions & Divestitures	Currency & Other	December 31, 2024
Non-amortizable intangible assets	$4,543	$(27)	$211	$(281)	$4,446

Amortizable intangible assets:	5,321	(835)	(187)	2,582	6,881
Gross book value	6,884		(454)	2,513	8,943
Accumulated amortization	(1,563)	(835)	267	69	(2,062)
Total Intangibles, net	$9,864	$(862)	$24	$2,301	$11,327

		Changes Due To:
	December 31, 2024	Amortization & Impairment	Acquisitions & Divestitures	Currency & Other	December 31, 2025
Non-amortizable intangible assets	$4,446	$—	$25	$305	$4,776

Amortizable intangible assets:	6,881	(1,003)	(94)	324	6,108
Gross book value	8,943		(128)	420	9,235
Accumulated amortization	(2,062)	(1,003)	34	(96)	(3,127)
Total Intangibles, net	$11,327	$(1,003)	$(69)	$629	$10,884

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with PMI's acquisition in Egypt. A pre-tax impairment charge in the first quarter of 2024 of $27 million for the in-process research and development project in the Wellness business was recorded in marketing, administration and research costs on PMI's consolidated statements of earnings for the year ended December 31, 2024.

Changes due to acquisitions and divestitures reflect the acquisition in Egypt of United Tobacco Company and the sale of Vectura Group and certain other businesses. For further details, see Note 3. Acquisitions and Divestitures.

Changes in currency and other in 2024 included the classification of $2.8 billion of the IQOS commercialization rights in the U.S. on the acquisition date (May 1, 2024) as Other intangible assets, net (see Note 3. Acquisitions and Divestitures).

Amortization expense on a pre-tax basis for each of the next five years is estimated to be approximately $987 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

Each of PMI's reporting units had fair values substantially in excess of their carrying values. PMI continues to monitor the Wellness reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals and authorizations, and other market factors could result in future goodwill and other intangible asset impairments. In addition, there are risks related to PMI’s Russian reporting unit’s assets as the fair value of these assets is difficult to predict due to the current economic, political, regulatory and social conditions as well as the foreign currency volatility. As of December 31, 2025, our Russian operations had approximately $4.8 billion in total assets, excluding intercompany balances, of which approximately $2.3 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles). Additionally, we hold a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia. For further details, see Note 5. Related Parties – Equity Investments and Other.

During the second quarter of 2024, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. As a result of this review, no impairment charges were required.

During the second quarter of 2023, as a result of the completion of PMI's annual review of goodwill and non-amortizable intangible assets for potential impairment, it was determined that the estimated fair value of the Wellness reporting unit (previously referred to as Wellness & Healthcare reporting unit) was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $665 million in the consolidated statements of earnings for the year ended December 31, 2023, reflecting the impact of reduced estimated future cash flows, which were primarily attributable to unfavorable clinical trial results that became available in June 2023 for an inhalable aspirin product being developed by the Wellness business. Additionally, as a result of the impairment test of non-amortizable intangible assets, PMI recorded a pre-tax impairment charge of $15 million for an in-process research and development project related to one of PMI's 2021 acquisitions. This pre-tax impairment charge of $15 million was recorded within marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2023.

Note 5.

Related Parties - Equity Investments and Other:

Equity Method Investments:

At December 31, 2025 and 2024, PMI had total equity method investments of $1,019 million and $1,005 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at December 31, 2025 and 2024, exceeded our share of the investees' book value by $1,033 million and $1,060 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at December 31, 2025 and 2024 of $161 million and $152 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the consolidated statements of earnings. At December 31, 2025 and 2024, PMI received year-to-date dividends from equity method investees of $203 million and $151 million, respectively.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of December 31, 2025 had a carrying value of $303 million. Additionally, there was approximately $523 million of cumulative foreign currency translation losses associated with TKM reflected in accumulated other comprehensive losses in the consolidated statement of stockholders’ equity as of December 31, 2025. Previously TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), a Dutch holding company in which PMI held a 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. As a result of the transfer of shares, PMI recorded a tax charge of $77 million in the fourth quarter of 2024, primarily reflecting additional deferred withholding taxes related to the TKM pre-localization earnings and other adjustments of accumulated earnings of the Russian subsidiary. As of December 31, 2025, there are risks related to this investment as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

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

Additionally, as part of its Wellness business strategy, PMI holds non-controlling equity interests in certain companies, which as of December 31, 2025 had a carrying value of $41 million. During the third quarter of 2025, PMI recorded a non-cash charge of $146 million, primarily representing other-than-temporary impairment of one equity method investment following a reassessment of its estimated fair value triggered by the amendment of existing transaction agreements in the third quarter of 2025. The decline in the estimated fair value was primarily driven by the determination of a lower likelihood of success of certain projects in development. The impairment charge was recorded within equity investments and securities (income)/loss, net, in the consolidated statements of earnings in 2025.

The initial investments in Megapolis Distribution BV, EITA, Eastern, Wellness business related investments and UTC (up to the acquisition of controlling interest in UTC on May 16, 2024) have been recorded at cost and are included in equity investments on the consolidated balance sheets. Transactions between these equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

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

On October 17, 2024, the court-appointed mediator and monitor in the CCAA proceedings filed a proposed plan of compromise and arrangement (“Proposed Plan”) setting forth, among other things, certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation. Under the resolution contemplated by the Proposed Plan, RBH, Imperial Tobacco Canada Limited ("ITL") and JTI Macdonald Corp ("JTIM") would pay an aggregate global settlement amount of CAD 32.5 billion (approximately $23.7 billion as of December 31, 2025). A significant determinative factor in the analysis of impairment indicators was the issue of allocation of CAD 32.5 billion aggregate settlement amount among RBH, ITL, and JTIM which remained unresolved at the time of filing.

On January 24, 2025, RBH filed an objection to approval of the Proposed Plan with the CCAA court. Developments, including the positions taken by RBH in this objection and the positions taken by other parties in related filings narrowed the range of possible outcomes with respect to the allocation of the aggregate settlement amount of CAD 32.5 billion among RBH, ITL, and JTIM, which was determined to be an indicator that PMI’s investment in RBH may be impaired. Although there remained some uncertainty as to the final terms of the Proposed plan, PMI evaluated its investment in RBH for potential impairment and concluded that the estimated fair value of its investment in RBH was lower than its carrying value. As a result, PMI performed a quantitative valuation of its investment in RBH as of December 31, 2024, and recorded a non-cash impairment charge of $2,316 million in the consolidated statement of earnings in the fourth quarter and for the year ended December 31, 2024, as a recognized subsequent event. The fair value of PMI’s continuing investment in RBH of $714 million at that time represented the estimated fair value of the underlying business, net of PMI’s best estimate of the share of the aggregate global settlement amount that could be allocated to RBH, and was determined based on an income approach using a discounted cash flow analysis.

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

On March 6, 2025, the CCAA court issued a decision approving the Proposed Plan as amended (the "Plan"). The Plan reflected a settlement resolving the dispute among the parties with respect to allocation of aggregate settlement amount, and it became effective on August 29, 2025. On September 24, 2025, as permitted by the Plan, RBH paid a dividend of CAD $750 million (approximately $536 million) to PMI. The dividend distribution triggered a re-assessment of the carrying value of the investment in RBH and resulted in a downward adjustment, decreasing the carrying value of PMI’s investment in RBH to $567 million. Consequently, in the third quarter of 2025, PMI recorded pre-tax income of $303 million within equity investments and securities (income)/loss, net, in PMI’s consolidated statement of earnings, reflecting the dividend income net of the corresponding decrease in the carrying value of the investment.

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

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $1,291 million and $921 million for the years ended December 31, 2025 and 2024, respectively. Unrealized pre-tax gains (losses) of $370 million and $546 million ($289 million and $418 million net of tax) on these equity securities were recorded in equity investments and securities (income)/loss, net on the consolidated statements of earnings for the years ended December 31, 2025 and 2024, respectively. For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Note 2. Summary of Significant Accounting Policies.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net revenues:
Megapolis Group	$2,805	$2,393	$2,267
Other	1,777	1,483	1,286
Net revenues (a)	$4,582	$3,876	$3,553

Expenses:
Other	$210	$101	$186
Expenses	$210	$101	$186
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

	At December 31,
(in millions)	2025	2024
Receivables:
Megapolis Group	$568	$405
Other	271	286
Receivables	$839	$691

Payables:
Other	$37	$60
Payables	$37	$60
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 6.

Indebtedness:
Short-Term Borrowings
At December 31, 2025 and 2024, PMI’s short-term borrowings and related average interest rates consisted of the following:

	December 31, 2025		December 31, 2024
(in millions)	Amount Outstanding	Average Year-End Rate	Amount Outstanding	Average Year-End Rate
Commercial paper	$—	—%	$—	—%
Bank loans	168	10.3	137	8.6
	$168		$137
PMI continues to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion.

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at December 31, 2025 and 2024, based on current market interest rates, approximate carrying value.

Long-Term Debt
At December 31, 2025 and 2024, PMI’s long-term debt consisted of the following:

	December 31,
(in millions)	2025	2024
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.623%), due through 2044	$37,430	$35,297
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 2.162%), due through 2039	7,942	7,082
Euro credit facility borrowing related to Swedish Match AB acquisition, (interest rate 2.553%), due 2027	2,944	2,610
Swedish krona notes, 1.395% to 2.710% (average interest rate 2.016%), due through 2029	267	218
Other (average interest rate 4.050%), due through 2032 (a)	84	351
Carrying value of long-term debt	48,667	45,558
Less current portion of long-term debt	3,533	3,392
	$45,134	$42,166
(a) At December 31, 2025, represents $84 million in finance leases; at December 31, 2024 represents long-term bank loans at subsidiaries, as well as $67 million in finance leases.

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At December 31, 2025 and 2024 the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

	December 31,
(in millions)	2025	2024
Level 1	$45,288	$41,431
Level 2	3,085	3,011

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

On November 21, 2024, PMI prepaid approximately €3 billion (approximately $3.2 billion), including outstanding principal and accrued interest, representing all borrowings outstanding under the 3-year tranche of the senior unsecured term loan facility. As of December 31, 2025, borrowings in the amount of €2.5 billion (approximately $2.9 billion) under the 5-year tranche of the term loan facility remained outstanding.

Notes Outstanding:
PMI’s notes outstanding at December 31, 2025, were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$750	2.750%	February 2016	February 2026
U.S. dollar notes		$750	0.875%	November 2020	May 2026
U.S. dollar notes		$750	4.750%	February 2024	February 2027
U.S. dollar notes		$500	3.125%	August 2017	August 2027
U.S. dollar notes		$750	4.375%	November 2024	November 2027
U.S. dollar notes		$1,500	5.125%	November 2022	November 2027
U.S. dollar notes		$1,000	4.875%	February 2023	February 2028
U.S. dollar notes	(a)	$550	4.875%	May 2023	February 2028
U.S. dollar notes		$500	3.125%	November 2017	March 2028
U.S. dollar notes		$400	Floating	April 2025	April 2028
U.S. dollar notes		$750	4.125%	April 2025	April 2028
U.S. dollar notes	(b)	$50	4.000%	May 2013	May 2028
U.S. dollar notes		$650	5.250%	September 2023	September 2028
U.S. dollar notes		$300	Floating	October 2025	October 2028
U.S. dollar notes		$750	3.875%	October 2025	October 2028
U.S. dollar notes		$1,000	4.875%	February 2024	February 2029
U.S. dollar notes		$750	3.375%	May 2019	August 2029
U.S. dollar notes		$750	4.625%	November 2024	November 2029
U.S. dollar notes		$1,250	5.625%	November 2022	November 2029
U.S. dollar notes		$1,500	5.125%	February 2023	February 2030
U.S. dollar notes	(c)	$700	5.125%	May 2023	February 2030
U.S. dollar notes		$750	4.375%	April 2025	April 2030
U.S. dollar notes		$750	2.100%	May 2020	May 2030
U.S. dollar notes		$700	5.500%	September 2023	September 2030
U.S. dollar notes		$750	4.000%	October 2025	October 2030
U.S. dollar notes		$750	1.750%	November 2020	November 2030
U.S. dollar notes		$1,250	5.125%	February 2024	February 2031
U.S. dollar notes		$750	4.750%	November 2024	November 2031
U.S. dollar notes		$850	4.250%	October 2025	October 2032
U.S. dollar notes		$1,500	5.750%	November 2022	November 2032
U.S. dollar notes		$1,500	5.375%	February 2023	February 2033
U.S. dollar notes	(d)	$750	5.375%	May 2023	February 2033
U.S. dollar notes		$1,000	5.625%	September 2023	September 2033
U.S. dollar notes		$1,750	5.250%	February 2024	February 2034
U.S. dollar notes		$750	4.900%	November 2024	November 2034
U.S. dollar notes		$600	4.875%	April 2025	April 2035
U.S. dollar notes		$850	4.625%	October 2025	October 2035
U.S. dollar notes		$1,500	6.375%	May 2008	May 2038
U.S. dollar notes		$750	4.375%	November 2011	November 2041
U.S. dollar notes		$700	4.500%	March 2012	March 2042
U.S. dollar notes		$750	3.875%	August 2012	August 2042
U.S. dollar notes		$850	4.125%	March 2013	March 2043
U.S. dollar notes		$750	4.875%	November 2013	November 2043

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes		$750	4.250%	November 2014	November 2044
U.S. dollar notes	(e)	$500	4.250%	May 2016	November 2044
EURO notes	(f)	€1,000 (approximately $1,372)	2.875%	March 2014	March 2026
EURO notes	(f)	€500 (approximately $557)	0.125%	August 2019	August 2026
EURO notes	(b)	€300 (approximately $308)	0.875%	February 2020	February 2027
EURO notes	(f)	€500 (approximately $697)	2.875%	May 2014	May 2029
EURO notes	(f)	€500 (approximately $569)	2.750%	June 2025	June 2029
EURO notes	(f)	€500 (approximately $543)	3.750%	June 2024	January 2031
EURO notes	(f)	€750 (approximately $835)	0.800%	August 2019	August 2031
EURO notes	(f)	€500 (approximately $569)	3.250%	June 2025	June 2032
EURO notes	(f)	€500 (approximately $648)	3.125%	June 2013	June 2033
EURO notes	(f)	€500 (approximately $578)	2.000%	May 2016	May 2036
EURO notes	(f)	€500 (approximately $582)	1.875%	November 2017	November 2037
EURO notes	(f)	€750 (approximately $835)	1.450%	August 2019	August 2039
Swedish krona notes	(b)	SEK1,000 (approximately $95)	2.710%	January 2019	January 2026
Swedish krona notes	(b)	SEK700 (approximately $67)	1.395%	February 2021	February 2026
Swedish krona notes	(b)	SEK100 (approximately $10)	1.395%	March 2021	February 2026
Swedish krona notes	(b)	SEK200 (approximately $19)	1.395%	September 2021	February 2026
Swedish krona notes	(b)	SEK200 (approximately $19)	1.395%	January 2022	February 2026
Swedish krona notes	(b)	SEK300 (approximately $29)	2.190%	April 2021	April 2029
(a) These notes are a further issuance of the 4.875% notes issued in February 2023.
(b) Notes issued by Swedish Match AB. USD equivalents for foreign currency notes were calculated based on exchange rates on the date of acquisition.
(c) These notes are a further issuance of the 5.125% notes issued in February 2023.
(d) These notes are a further issuance of the 5.375% notes issued in February 2023.
(e) These notes are a further issuance of the 4.250% notes issued by PMI in November 2014.
(f) USD equivalents for foreign currency notes were calculated based on exchange rates on the date of issuance.

The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper, and to refinance certain of our outstanding notes due in 2026.

Debt Extinguishment

On December 4, 2025, PMI redeemed all of its outstanding 4.875% U.S. dollar notes due February 13, 2026. As of this date (prior to the redemption), $1.7 billion aggregate principal amount of the U.S. dollar notes were outstanding. The pre-tax loss related to this debt extinguishment, which was not material, was included in Interest expense, net on PMI’s consolidated statements of earnings in 2025.

Aggregate maturities:
Aggregate maturities of long-term debt are as follows:

(in millions)
2026	$3,540
2027	6,816
2028	4,968
2029	4,968
2030	5,903
2031-2035	14,199
2036-2040	3,561
Thereafter	5,050
49,005
Debt discounts and fair value adjustments	(338)
Total long-term debt	$48,667

Revolving Credit Facilities

At December 31, 2025, PMI’s total committed revolving credit facilities were as follows:

Type (in billions)	Committed Revolving Credit Facilities
Multi-year $2.0 billion revolving credit, expiring February 10, 2026 (1)	$2.0
Multi-year $2.5 billion revolving credit, expiring September 29, 2026 (2) (3)	2.5
Multi-year €1.5 billion revolving credit, expiring January 29, 2028	1.8
Total facilities	$6.3
(1) On January 28, 2022, PMI entered into an agreement, effective February 10, 2022, to amend and extend the term of its $2.0 billion multiyear revolving credit facility, for an additional year covering the period February 11, 2026 to February 10, 2027, in the amount of $1.9 billion.
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

At December 31, 2025, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

On December 11, 2025, PMI entered into a credit agreement, effective as of January 29, 2026, relating to a senior unsecured revolving credit facility with borrowings up to an aggregate principal amount of $2.0 billion expiring on January 29, 2031. This credit agreement replaces PMI’s existing multi-year revolving credit facility, which was to expire on February 10, 2027. PMI provided notice of termination of the existing multi-year $2.0 billion revolving credit facility on December 11, 2025, with termination effective as of January 29, 2026.

On December 11, 2025, PMI also entered into an agreement, effective as of January 29, 2026, to amend and extend the term of its existing multi-year €1.5 billion revolving credit facility from January 29, 2028 to January 29, 2029.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.9 billion at December 31, 2025, and approximately $2.1 billion at December 31, 2024. Borrowings under these arrangements and other bank loans amounted to $168 million at December 31, 2025, and $137 million at December 31, 2024.

Note 7.

Capital Stock:

Shares of authorized common stock are 6.0 billion; issued, repurchased and outstanding shares were as follows:

	Shares Issued	Shares Repurchased	Shares Outstanding
Balances, January 1, 2023	2,109,316,331	(559,098,620)	1,550,217,711
Issuance of stock awards		2,206,820	2,206,820
Balances, December 31, 2023	2,109,316,331	(556,891,800)	1,552,424,531
Issuance of stock awards		2,421,069	2,421,069
Balances, December 31, 2024	2,109,316,331	(554,470,731)	1,554,845,600
Issuance of stock awards		1,811,089	1,811,089
Balances, December 31, 2025	2,109,316,331	(552,659,642)	1,556,656,689

At December 31, 2025, 24,866,555 shares of common stock were reserved for stock awards under PMI’s stock plans, and 250 million shares of preferred stock, without par value, were authorized but unissued. PMI currently has no plans to issue any shares of preferred stock.

Note 8.

Stock Plans:

In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At December 31, 2025, shares available for grant under the 2022 Plan were 16,951,135.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At December 31, 2025, shares available for grant under the plan were 845,900.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards do not carry voting rights, although they do earn dividend equivalents. RSU awards generally vest on the third anniversary of the grant date.

The fair value of the RSU awards is determined by using the closing market price of PMI’s stock on the date of the grant and is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2025, 2024 and 2023, the recorded compensation expense related to RSU awards, and the respective tax benefit (charge) were as follows:

(in millions)	Compensation Expense Related to RSU Awards	Tax Benefit/(Charge) Related to RSU Awards
2025	$175	$41
2024	$157	$29
2023	$153	$26

The expense was recorded primarily in marketing, administration and research costs.

During 2025, 2024 and 2023 the activity for RSU awards was as follows:

	Number of Shares	Weighted- Average Grant Date Fair Value Per Share	Total Grant Date Fair Value of RSU Awards (in millions)	Total Fair Value of RSU Awards that Vested (in millions)
Balances, January 1, 2023	4,519,470	$91.26
Granted	1,756,750	$101.96	$179
Vested	(1,483,356)	$87.30	$(129)	$(148)
Forfeited	(189,543)	$96.96	$(18)
Balances, December 31, 2023	4,603,321	$96.38
Granted	2,013,350	$89.71	$181
Vested	(1,849,088)	$85.57	$(158)	$(171)
Forfeited	(224,929)	$97.43	$(22)
Balances, December 31, 2024	4,542,654	$97.78
Granted	1,526,970	$145.53	$222
Vested	(1,431,108)	$104.85	$(150)	$(216)
Forfeited	(177,756)	$108.39	$(19)
Balance at December 31, 2025	4,460,760	$111.43

As of December 31, 2025, PMI had $180 million of total unrecognized compensation costs related to non-vested RSU awards. These costs are expected to be recognized over a weighted-average period of approximately seventeen months, or upon death, disability or reaching the age of 58.

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

The performance metrics for such PSU's granted during 2025 consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a Sustainability Index, which consists of two drivers:

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

The performance metrics, targets and relative weights for the PSU’s granted during 2025 were the same as the PSU’s granted during 2024, with the exception of the annual growth rate of adjusted diluted EPS metric goals, which was increased, and for changes to certain components of the Sustainability Index. In the Sustainability Index, certain KPIs were adjusted to reflect PMI’s developing sustainability strategy and the number of individual KPIs was reduced, both in acknowledgment of the maturity of certain programs measured by removed KPIs and to further focus management performance on the remaining Sustainability Index metrics.

The performance metrics, targets and relative weights for the PSU’s granted during 2024 were the same as the PSU’s granted during 2023, with the exception of adjustments made to certain components of the Sustainability Index intended to address PMI's developing sustainability strategy and reporting.

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

The fair value of the PSU awards on the date of the grant, adjusted by performance metrics, is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the years ended December 31, 2025, 2024 and 2023, the recorded compensation expense related to PSU awards, and the respective tax benefit (charge) were as follows:

(in millions)	Compensation Expense related to PSU Awards	Tax Benefit/(Charge) Related to PSU Awards
2025	$79	$20
2024	$70	$15
2023	$59	$13

The expense was recorded primarily in marketing, administration and research costs.

During 2025, 2024 and 2023, the activity for PSU awards was as follows:

	Number of Shares	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors (Per Share)	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors (Per Share)	Total Grant Date Fair Value of PSU Awards (in millions)	Total Fair Value of PSU Awards that Vested (in millions)
Balances, January 1, 2023	1,507,190	$90.31	$115.45
Granted	482,360	$102.02	$133.54	$55
Vested	(902,232)	$85.99	$98.45	$(83)	$(91)
Adjustments for performance achievement	400,992	$85.99	$98.45	$37
Forfeited	(61,030)	$98.24	$131.39	$(7)
Balances, December 31, 2023	1,427,280	$95.45	$126.86
Granted	543,560	$89.01	$85.72	$48
Vested	(916,452)	$82.28	$107.69	$(86)	$(83)
Adjustments for performance achievement	374,402	$82.17	$107.70	$36
Forfeited	(78,630)	$97.42	$117.24	$(8)
Balances, December 31, 2024	1,350,160	$98.00	$118.55
Granted	396,400	$145.35	$213.72	$68
Vested	(686,052)	$104.97	$143.64	$(84)	$(102)
Adjustments for performance achievement	282,492	$104.97	$143.64	$36
Forfeited	(38,620)	$105.55	$127.27	$(4)
Balance at December 31, 2025	1,304,380	$110.02	$139.46

The grant date fair value of the PSU awards subject to the other performance factors was determined by using the closing market price of PMI’s stock on the date of the grant. The grant date fair value of the PSU market-based awards subject to the TSR performance factor was determined by using the Monte Carlo simulation model. The following assumptions were used to determine the grant date fair value of the PSU awards subject to the TSR performance factor for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
	2025	2024	2023
Average risk-free interest rate (a)	4.1%	4.2%	4.1%
Average expected volatility (b)	21.0%	19.9%	24.3%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

As of December 31, 2025, PMI had $40 million of total unrecognized compensation cost related to non-vested PSU awards. This cost is recognized over a weighted-average performance cycle period of approximately eighteen months, or upon death, disability or reaching the age of 58.

Note 9.

Earnings per Share:

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Net earnings attributable to PMI	$11,348	$7,057	$7,813
Less distributed and undistributed earnings attributable to share-based payment awards (1)	32	23	22
Net earnings for basic and diluted EPS	$11,316	$7,034	$7,791
Weighted-average shares for basic EPS	1,556	1,554	1,552
Plus contingently issuable performance stock units (PSUs) (1)	2	2	1
Weighted-average shares for diluted EPS	1,558	1,556	1,553
(1) Including rounding adjustment

For the 2025, 2024 and 2023 computations, there were no antidilutive stock awards.

Note 10.

Income Taxes:

PMI adopted Accounting Standards Update ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”) on a prospective basis within its annual reporting for the year ended December 31, 2025. For further details, see Note 21. New Accounting Standards.

Earnings before income taxes and provision for income taxes consisted of the following for the year ended December 31, 2025:

(in millions)	2025
Earnings before income taxes
United States	$870
Foreign	13,010
Total earnings before income taxes	$13,880
Provision for income taxes:
Current tax expense (benefit)
U.S. Federal	$371
U.S. State and Local	31
Foreign	3,182
Total current tax expense (benefit)	3,584
Deferred tax expense (benefit)
U.S. Federal	(817)
U.S. State and Local	(40)
Foreign	10
Total deferred tax expense (benefit)	(847)
Total provision for income taxes	$2,737

Earnings before income taxes and provision for income taxes consisted of the following for the years ended December 31, 2024 and 2023:

(in millions)	2024	2023
Earnings before income taxes	$12,199	$10,450
Provision for income taxes:
United States federal and state:
Current	$465	$201
Deferred	(81)	(368)
Total United States	384	(167)
Outside United States:
Current	2,668	2,468
Deferred	(35)	38
Total outside United States	2,633	2,506
Total provision for income taxes	$3,017	$2,339

On July 4, 2025, the One Big Beautiful Bill Act ("the Act") was signed into law in the U.S. The Act contains several provisions related to corporate income taxes, including the extension of many expiring provisions from the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework, and the restoration of favorable tax treatment for certain business provisions. The provisions and modifications included in the Act did not have a material impact on PMI’s 2025 consolidated financial statements.

Changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which recommended changes to numerous long-standing tax principles. Many countries have enacted the OECD’s framework on a global minimum tax (referred to as “Pillar Two”), effective for taxable years beginning after December 31, 2023. PMI has determined that Pillar Two did not have a material impact on its 2024 or 2025 consolidated financial statements.

At December 31, 2025, U.S. federal and foreign deferred income taxes have been provided on all accumulated earnings of PMI's foreign subsidiaries.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2019 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years after the filing of a return. Years still open to examination by foreign tax authorities in major jurisdictions include Indonesia (2020 onward), Italy (2020 onward), Russia (2023 onward) and Switzerland (2021 onward).

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk ("HMS"), have recorded income tax receivables in the amount of 4.5 trillion Indonesian rupiah (approximately $269 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2017 to 2023. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s consolidated balance sheets at December 31, 2025.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

A reconciliation of the beginning and ending amount of unrecognized tax benefits was as follows:

(in millions)	2025	2024	2023
Balance at January 1,	$56	$55	$72
Additions based on tax positions related to the current year	40	6	7
Additions for tax positions of previous years	42	1	1
Reductions for tax positions of prior years	(34)	—	(23)
Reductions due to lapse of statute of limitations	(4)	(2)	(3)
Other	5	(4)	1
Balance at December 31,	$105	$56	$55

Unrecognized tax benefits and PMI’s liability for contingent income taxes, interest and penalties were as follows:

(in millions)	December 31, 2025	December 31, 2024	December 31, 2023
Unrecognized tax benefits	$105	$56	$55
Accrued interest and penalties	25	11	9
Tax credits and other indirect benefits	(1)	(1)	(1)
Liability for tax contingencies	$129	$66	$63

The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate was $108 million at December 31, 2025. The remainder, if recognized, would principally affect deferred taxes.

For the years ended December 31, 2025, 2024 and 2023, PMI recognized income (expense) in its consolidated statements of earnings of $(14) million, $(2) million and $5 million, respectively, related to interest and penalties associated with uncertain tax positions.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the year ended December 31, 2025:

(in millions)
Pretax income	$13,880
	Amount	Percentage
Provision Computed at Statutory U.S. Tax Rate	$2,915	21.0%
State and Local Income Taxes, Net of Federal Income Tax Effects*	(12)	(0.1)
Foreign Tax Effects:
Switzerland:
Swiss Federal Rate Differential	(920)	(6.6)
Cantonal Taxes - Vaud	248	1.8
Cantonal Taxes - Neuchatel	255	1.8
Other	(10)	(0.1)
Russia:	263	1.9
Other Foreign Jurisdictions	388	2.8
Effect of Cross-Border Tax Laws	67	0.5
Nontaxable/Nondeductible Items	(17)	(0.1)
Valuation Allowances	519	3.8
Other
Foreign Exchange	(384)	(2.8)
Deferred Taxes on Canadian Equity Investment	(343)	(2.5)
Other	(232)	(1.7)
Consolidated tax expense / effective tax rate	$2,737	19.7%
*State taxes in California, Kentucky, Michigan, New York, Pennsylvania and Wisconsin, made up the majority (greater than 50 percent) of the tax eﬀect in the State and Local income tax category above.

The effective income tax rate on pre-tax earnings differed from the U.S. federal statutory rate for the following reasons for the years ended December 31, 2024 and 2023:

	2024	2023
U.S. federal statutory rate	21.0%	21.0%
Increase (decrease) resulting from:
Foreign rate differences	(1.6)	(1.0)
Dividend repatriation cost	0.6	0.7
Global intangible low-taxed income	1.7	2.0
U.S. state taxes	0.6	(0.1)
Foreign derived intangible income	(0.7)	(0.9)
Foreign exchange	1.7	(1.6)
Non-deductible goodwill impairment	—	1.3
Unremitted earnings of Russian subsidiaries	0.6	1.7
Fair value adjustment of equity securities	1.1	0.1
Other	(0.3)	(0.8)
Effective tax rate	24.7%	22.4%

The 2025 effective tax rate decreased 5.0 percentage points to 19.7%. The effective tax rate for 2025 was favorably impacted by: (i) a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the consolidated statements of earnings ($384 million), while the underlying pre-tax foreign currency movements fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in its consolidated statements of stockholders' (deficit) equity, (ii) benefits related to an interest expense election primarily driven by a reduction in tax costs associated with global intangible low-taxed income (including $174 million for 2024) and (iii) refunds expected on amended tax returns filed in Germany ($89 million); partially offset by: (i) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($81 million), (ii) tax impacts of the RBH (Canada) Plan Implementation ($166 million), (iii) valuation allowances recorded on deferred tax assets related to U.S. foreign tax credits ($50 million), and (iv) the recognition of current tax expense related to the potential disallowance of intercompany transactions in Indonesia ($39 million). For further details on the RBH (Canada) Plan Implementation, see Note 5. Related Parties - Equity Investments and Other.

The 2024 effective tax rate increased 2.3 percentage points to 24.7%. The effective tax rate for 2024 was unfavorably impacted by: (i) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI; (ii) U.S. state taxes; and (iii) a deferred tax charge for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the consolidated statements of earnings and were reflected as currency translation adjustments in its consolidated statements of stockholders' (deficit) equity, partially offset by: (i) a lower deferred tax charge in 2024 related to the unremitted earnings of PMI's Russian subsidiaries as compared to the 2023 charge following the suspension of certain double tax treaties; (ii) the non-deductible Wellness goodwill impairment charge recorded in 2023; and (iii) a U.S. tax benefit for a worthless stock deduction under section 165(g) of the Internal Revenue Code related to PMI's investment in C.A. Tabacalera Nacional, a wholly owned foreign corporation incorporated in Venezuela. For further details on PMI's ceased operations in Venezuela and the impairment loss related to the sale of Vectura Group, see Note 18. Restructuring Activities and Note 3. Acquisitions and Divestitures, respectively.

The tax effects of temporary differences that gave rise to deferred income tax assets and liabilities consisted of the following:

	At December 31,
(in millions)	2025	2024
Deferred income tax assets:
Accrued postretirement and postemployment benefits	$227	$208
Accrued pension costs	189	384
Inventory	47	40
Accrued liabilities	212	213
Net operating loss, tax credit, and other carryforwards	1,542	912
Investments in equity interests	810	507
Foreign exchange	451	—
Other	325	62
Total deferred income tax assets	3,803	2,326
Less: valuation allowance	(1,709)	(1,130)
Deferred income tax assets, net of valuation allowance	2,094	1,196
Deferred income tax liabilities:
Intangible assets	(1,936)	(1,862)
Property, plant and equipment	(165)	(152)
Unremitted earnings	(811)	(495)
Foreign exchange	—	(264)
Other	—	—
Total deferred income tax liabilities	(2,912)	(2,773)
Net deferred income tax assets (liabilities)	$(818)	$(1,577)

At December 31, 2025, PMI recorded deferred tax assets for net operating loss, tax credit, and other carryforwards of $1,542 million, with varying dates of expiration, primarily after 2031, including $961 million with an unlimited carryforward period. At December 31, 2025, PMI has recorded a valuation allowance of $1,709 million against deferred tax assets that do not meet the more-likely-than not recognition threshold.

At December 31, 2024, PMI recorded deferred tax assets for net operating loss, tax credit, and other carryforwards of $912 million, with varying dates of expiration, primarily after 2029, including $381 million with an unlimited carryforward period. At December 31, 2024, PMI has recorded a valuation allowance of $1,130 million against deferred tax assets that do not meet the more-likely-than-not recognition threshold.

Disclosed below is a summary of income taxes paid by jurisdiction pursuant to the disclosure requirements of ASU 2023-09 for the year ended December 31, 2025:

(in millions)	2025
Income tax payments (net of refunds):
United States:
U.S. Federal	$797
U.S. State and Local	107
Total United States	904
Foreign:
Switzerland	929
Russia	348
Italy	301
Other	1,370
Total Foreign	2,948
Total	$3,852

Note 11.

Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products. PMI's segments are organized by geographic region and managed by segment managers who are responsible for the operating and financial results of the regions inclusive of combustible tobacco and smoke-free categories sold in the region. As discussed in Note 1. Background and Basis of Presentation, in January 2025, PMI updated its segment reporting by including the ongoing Wellness results into the Europe segment. The four geographical segments are as follows: Europe Region; South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Region ("SSEA, CIS & MEA"); East Asia, Australia & PMI Global Travel Retail (“EA, AU & PMI GTR”); and Americas Region.

The Group CEO PMI, who is the chief operating decision maker ("CODM") evaluates geographical segment performance based on the regional operating income, which includes results from all product categories sold in each region. The CODM reviews short-term and long-term trends, forecasts, and budget-to-actual variances to assess geographical segment performance and to allocate resources. Interest expense, net, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measure of segment profitability reviewed by management. Information about total assets and capital expenditures by segment is not disclosed because such information is not reported to or used by PMI’s CODM. Segment goodwill and other intangible assets, net, are disclosed in Note 4. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Note 2. Summary of Significant Accounting Policies.
PMI disaggregates its net revenues from contracts with customers by product category for each of PMI's geographical segments. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Net revenues, significant expenses, and operating income by segment were as follows:

(in millions)	Europe	SSEA, CIS & MEA	EA, AU & PMI GTR	Americas	Total
For the Year Ended December 31, 2025
Net revenues	$17,111	$12,051	$6,632	$4,854	$40,648
Less:
Cost of sales	4,501	5,190	1,961	1,714	13,366
Marketing, administration and research costs	5,404	2,765	1,545	2,635	12,349
Impairment of goodwill	41	—	—	—	41
Operating income	$7,165	$4,096	$3,126	$505	$14,892
For the Year Ended December 31, 2024
Net revenues	$15,690	$11,261	$6,393	$4,534	$37,878
Less:
Cost of sales	4,474	5,313	2,011	1,531	13,329
Marketing, administration and research costs	4,669	2,519	1,504	2,455	11,147
Operating income	$6,547	$3,429	$2,878	$548	$13,402
For the Year Ended December 31, 2023
Net revenues	$14,537	$10,629	$6,201	$3,807	$35,174
Less:
Cost of sales	4,321	5,109	1,978	1,485	12,893
Marketing, administration and research costs	4,252	2,384	1,684	1,740	10,060
Impairment of goodwill	665	—	—	—	665
Operating income	$5,299	$3,136	$2,539	$582	$11,556

Total net revenues attributable to customers located in Japan, PMI's largest market in terms of net revenues, were $4.2 billion, $4.1 billion and $3.9 billion in 2025, 2024 and 2023, respectively. PMI had one customer in the EA, AU & PMI GTR segment that accounted for 10%, 11% and 11% of PMI’s consolidated net revenues, and one customer in the Europe segment that accounted for 12%, 11% and 12% of PMI’s consolidated net revenues in 2025, 2024 and 2023, respectively.

PMI's net revenues by product category were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Combustible tobacco:
Europe	$8,984	$8,599	$8,037
SSEA, CIS & MEA	10,233	9,848	9,321
EA, AU & PMI GTR	2,415	2,516	2,676
Americas	2,163	2,255	2,299
Total combustible tobacco	23,794	23,218	22,334
Smoke-free:
Europe	8,127	7,091	6,500
of which, Wellness	238	333	306
SSEA, CIS & MEA	1,818	1,413	1,308
EA, AU & PMI GTR	4,217	3,877	3,525
Americas	2,691	2,279	1,508
Total Smoke-free	16,854	14,660	12,840
Total PMI net revenues	$40,648	$37,878	$35,174
Note: Sum of product categories or Regions might not foot to total PMI due to rounding.

Items affecting the comparability of results from operations were as follows:

•Restructuring charges - See Note 18. Restructuring Activities for details of the $241 million, $180 million and $109 million pre-tax charges for the year ended December 31, 2025, 2024 and 2023, respectively, as well as a breakdown of these costs by segment.
•Impairment of goodwill and other intangibles – For the year ended December 31, 2025, PMI recorded a goodwill impairment charge of $41 million that was included in the Europe segment. For the year ended December 31, 2023, PMI recorded $680 million of goodwill and non-amortizable intangible assets impairment charges that was included in the Europe segment. For further details, see Note 4. Goodwill and Other Intangible Assets, net.
•Germany excise tax classification litigation charge – In August 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes with the associated tax assessment totaling EUR 151 million (approximately $176 million) covering the period of February 15, 2023, through August 1, 2024. In April 2025, PM Germany paid the outstanding amount, which was recorded in Other assets on the consolidated balance sheets, while it challenged the MCO’s decision in court. On September 17, 2025, PM Germany filed a request to withdraw the proceedings. As a result, the tax assessment amount of $176 million was recorded in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2025, and was included in the Europe segment results.
•Loss on expected sale of consumer accessories and other businesses – See Note 3. Acquisitions and Divestitures for details of the pre-tax loss of $94 million recorded in the Europe segment for the year ended year ended December 31, 2025.
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
•Loss on sale of Vectura Group – In September 2024, PMI announced the execution of a definitive agreement to sell Vectura to Molex Asia Holdings Ltd. On December 31, 2024, we completed the sale. The sale resulted in a pre-tax loss of $199 million. This pre-tax loss was recorded in marketing, administration and research costs in the consolidated statement of earnings for the year ended December 31, 2024, and was included in the Europe segment results. For further details, see Note 3. Acquisitions and Divestitures.
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
•South Korea indirect tax charge – On July 13, 2023, PMI's South Korean subsidiary, PM Korea, received an adverse ruling from the Supreme Court of South Korea related to cases alleging underpayment of excise taxes in connection with a 2015 excise tax increase and subsequent audit by the South Korean Board of Audit and Inspection. The Supreme Court ruling reversed previous decisions that were in PM Korea’s favor at the trial and appellate levels. As a result of the ruling, we concluded that an adverse outcome was probable. Consequently, we recorded a non-cash pre-tax charge of $204 million in marketing, administration and research costs in the consolidated statements of earning, reflecting the full amount previously paid by PM Korea, which was included in the EA, AU & PMI GTR segment for the year ended December 31, 2023.
•Termination of agreement with Foundation for a Smoke-Free World – On September 29, 2023, PMI and the Foundation for a Smoke-Free World (the "Foundation") entered into the Final Grant Agreement and Termination of the Second Amended and Restated Pledge Agreement ("Agreement"). Under the terms of the agreement, PMI paid $140 million in the third quarter of 2023 in return for the termination of the pledge agreement between the parties. As a result, in the third quarter of 2023, PMI recorded a pre-tax charge of $140 million commensurate with the early termination of the pledge agreement. The pre-tax charge was recorded in marketing, administration and research costs in the consolidated statements of earnings for the year ended December 31, 2023 and was included in the operating results of the following segments: Europe ($60 million); SSEA, CIS & MEA ($41 million); EA, AU & PMI GTR ($24 million); and Americas ($15 million).
•Charges related to the war in Ukraine – For the year ended December 31, 2023, PMI recorded pre-tax charges of $53 million in the Europe segment related to the war in Ukraine.
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

Net revenues related to smoke-free, excluding wellness, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of PMI's products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories. Net revenues related to wellness refer to the operating revenues generated from the sale of product, primarily associated with oral and intra-oral delivery systems.

Other segment data were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Depreciation and amortization expense:
Europe	$558	$562	$563
SSEA, CIS & MEA	294	304	304
EA, AU & PMI GTR	194	173	144
Americas	950	748	387
Total depreciation and amortization expense	$1,996	$1,787	$1,398

PMI’s total property, plant and equipment, net and other assets by geographic area were:

	At December 31,
(in millions)	2025	2024	2023
Long-lived assets:
Europe	$6,619	$5,540	$5,697
SSEA, CIS & MEA	2,209	2,160	2,197
East Asia and Australia	405	378	481
Americas	1,997	1,559	1,310
Total long-lived assets	11,230	9,637	9,685
Altria Group, Inc. agreement	—	—	2,777
Financial instruments	1,306	456	701
Total property, plant and equipment, net and Other assets	$12,536	$10,093	$13,163

Long-lived assets consist of non-current assets other than goodwill; other intangible assets, net; deferred tax assets, equity investments, financial instruments and payment under the agreement with Altria Group, Inc., see Note 3, Acquisitions and Divestitures. PMI's largest markets in terms of long-lived assets are Switzerland, Indonesia and Italy, as well as the U.S. Total long-lived assets located in Switzerland, which is reflected in the Europe segment above, were $1.7 billion, $1.4 billion and $1.6 billion at December 31, 2025, 2024 and 2023, respectively. Total long-lived assets located in Indonesia, which is reflected in the SSEA, CIS & MEA segment above, were $1.0 billion, $1.0 billion and $1.1 billion at December 31, 2025, 2024 and 2023, respectively. Total long-lived assets located in Italy, which is reflected in the Europe segment above, were $1.1 billion, $1.0 billion and $1.0 billion at December 31, 2025, 2024 and 2023, respectively. Total long-lived assets located in the U.S., which is reflected in the Americas segment above, were $1.6 billion at December 31, 2025.

Note 12.
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

Pension and other employee benefit costs per the consolidated statements of earnings consisted of the following for December 31, 2025, 2024 and 2023:

(in millions)	2025	2024	2023
Net pension costs (income)	$(88)	$(76)	$(84)
Net postemployment costs	118	123	117
Net postretirement costs	16	13	12
Total pension and other employee benefit costs	$46	$60	$45

Pension and Postretirement Benefit Plans

Obligations and Funded Status

The projected benefit obligations, plan assets and funded status of PMI’s pension plans, and the accumulated benefit obligation, plan assets and net amount accrued for PMI's postretirement health care plans, at December 31, 2025 and 2024, were as follows:

	Pension(1)		Postretirement
(in millions)	2025	2024	2025	2024
Benefit obligation at January 1	$10,456	$10,567	$248	$246
Service cost	240	218	4	3
Interest cost	209	234	12	13
Benefits paid	(567)	(434)	(13)	(14)
Employee contributions	168	157	—	—
Settlement, curtailment and plan amendment	(32)	(12)	—	(1)
Actuarial losses (gains)	(640)	460	11	2
Currency	1,317	(708)	4	5
Other	(17)	(26)	(3)	(6)
Benefit obligation at December 31,	11,134	10,456	263	248
Fair value of plan assets at January 1,	9,030	8,851	3	3
Actual return on plan assets	882	973	—	—
Employer contributions, net of refunds	139	110	13	14
Employee contributions	168	157	—	—
Benefits paid	(567)	(434)	(13)	(14)
Settlement	(18)	(10)	—	(1)
Currency	1,182	(600)	—	1
Other	—	(17)	—	—
Fair value of plan assets at December 31,	10,816	9,030	3	3
Net pension and postretirement liability recognized at December 31,	$(318)	$(1,426)	$(260)	$(245)
(1) Primarily non-U.S. based defined benefit retirement plans.

At December 31, 2025, actuarial losses (gains) consisted primarily of gains for assumption changes related to higher discount rates year-over-year for the Swiss, German and Dutch plans. At December 31, 2024, actuarial losses (gains) consisted primarily of losses for assumption changes related to lower discount rates year-over-year for the Swiss plan.

At December 31, 2025 and 2024, the Swiss pension plan represented 71% and 69% of the benefit obligation, respectively, and approximately 65% and 63% of the fair value of plan assets at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the U.S. pension plans represented 5% and 6% of the benefit obligation, respectively, and approximately 5% and 6% of the fair value of plan assets at December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the amounts recognized on PMI's consolidated balance sheets for the pension and postretirement plans were as follows:

	Pension		Postretirement
(in millions)	2025	2024	2025	2024
Other assets	$926	$490
Accrued liabilities — employment costs	(29)	(33)	$(16)	$(14)
Long-term employment costs	(1,215)	(1,883)	(244)	(231)
	$(318)	$(1,426)	$(260)	$(245)

The accumulated benefit obligation, which represents benefits earned to date, for the pension plans was $10.6 billion and $9.9 billion at December 31, 2025 and 2024, respectively.

For pension plans with accumulated benefit obligations in excess of plan assets, the accumulated benefit obligation and fair value of plan assets were $8.4 billion and $7.6 billion, respectively, as of December 31, 2025. The accumulated benefit obligation and fair value of plan assets were $7.7 billion and $6.2 billion, respectively, as of December 31, 2024.

For pension plans with projected benefit obligations in excess of plan assets, the projected benefit obligation and fair value of plan assets were $8.8 billion and $7.6 billion, respectively, as of December 31, 2025. The projected benefit obligation and fair value of plan assets were $8.2 billion and $6.2 billion, respectively, as of December 31, 2024.

The following weighted-average assumptions were used to determine PMI’s pension and postretirement benefit obligations at December 31:

	Pension		Postretirement
	2025	2024	2025	2024
Discount rate	2.42%	2.07%	5.56%	5.35%
Rate of compensation increase	1.85	1.89
Interest crediting rate	3.16	3.05
Health care cost trend rate assumed for next year			6.67	6.82
Ultimate trend rate			4.60	4.71
Year that rate reaches the ultimate trend rate			2050	2048

The discount rate for the largest pension plans is based on a yield curve constructed from a portfolio of high quality corporate bonds that produces a cash flow pattern equivalent to each plan’s expected benefit payments. The discount rate for the remaining plans is developed from local bond indices that match local benefit obligations as closely as possible.

Components of Net Periodic Benefit Cost

Net periodic pension and postretirement health care costs consisted of the following for the years ended December 31, 2025, 2024 and 2023:

	Pension			Postretirement
(in millions)	2025	2024	2023	2025	2024	2023
Service cost	$240	$218	$174	$4	$3	$4
Interest cost	209	234	258	12	13	12
Expected return on plan assets	(437)	(403)	(365)	—	—	—
Amortization:
Net losses	145	93	18	3	(1)	(1)
Prior service cost (credit)	(2)	(2)	(2)	—	—	—
Settlement and curtailment	(3)	2	7	1	1	1
Net periodic pension and postretirement costs	$152	$142	$90	$20	$16	$16

Settlement and curtailment charges were due primarily to employee severance and early retirement programs.

All of the amounts in the table above, other than service cost, are recognized in pension and other employee benefit costs in the consolidated statement of earnings.

The following weighted-average assumptions were used to determine PMI’s net pension and postretirement health care costs:

	Pension			Postretirement
	2025	2024	2023	2025	2024	2023
Discount rate - service cost	2.39%	2.68%	3.27%	5.35%	5.19%	5.89%
Discount rate - interest cost	1.97	2.34	3.03	5.35	5.19	5.89
Expected rate of return on plan assets	4.65	4.63	4.42
Rate of compensation increase	1.89	2.05	1.98
Interest crediting rate	3.05	2.99	2.97
Health care cost trend rate				6.82	6.54	6.14

PMI’s expected rate of return on pension plan assets is determined by the plan assets’ historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class.

PMI and certain of its subsidiaries sponsor defined contribution plans. Amounts charged to expense for defined contribution plans totaled $158 million, $123 million and $111 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

The fair value of PMI’s pension plan assets at December 31, 2025 and 2024, by asset category was as follows:

Asset Category (in millions)	At December 31, 2025	Quoted Prices In Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents	$10	$10
Equity securities:
U.S. securities	155	155
International securities	632	632
Investment funds(a)	8,876	6,407	$2,469
Government bonds	293	207	86
Corporate bonds	501	501
Other	72	—	4	68	(c)
Total assets in the fair value hierarchy	$10,539	$7,912	$2,559	$68
Investment funds measured at net asset value(b)	277
Total assets	$10,816
(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI - Europe, Switzerland, North America, Asia Pacific, Japan, Emerging Markets and Small Cap for equities / Bloomberg Core Euro Government Bonds Long Duration, FTSE Non-EGBI EuroBIG, Bloomberg Global Aggr. Corp. ex-CHF and JP Morgan EMBI for bonds / SXI Real Estate and KGAST for real estate), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 59% were invested in U.S. and international equities; 11% were invested in U.S. and international government bonds; 14% were invested in corporate bonds and 16% were invested in real estate.
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
(a) Investment funds whose objective seeks to replicate the returns and characteristics of specified market indices (primarily MSCI — Europe, Switzerland, North America, Asia Pacific, Japan, Emerging Markets and Small Cap for equities / FTSE EMU, FTSE Non-EGBI EuroBIG, SBI AAA-BBB and JP Morgan EMBI for bonds / SXI Real Estate and KGAST for real estate), primarily consist of mutual funds, common trust funds and commingled funds. Of these funds, 57% were invested in U.S. and international equities; 13% were invested in U.S. and international government bonds; 14% were invested in corporate bonds, and 16% were invested in real estate.
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

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Currently, PMI anticipates making contributions of approximately $164 million in 2026 to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

The estimated future benefit payments from PMI pension plans at December 31, 2025, are as follows:

(in millions)
2026	$496
2027	522
2028	531
2029	531
2030	562
2031 - 2035	2,967
PMI's expected future annual benefit payments for its postretirement health care plans are estimated to be not material through 2035.

Postemployment Benefit Plans

PMI and certain of its subsidiaries sponsor postemployment benefit plans covering certain designated salaried and hourly employees. The cost of these plans is charged to expense over the working life of the covered employees. Net postemployment costs were $250 million, $238 million and $213 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The amounts recognized in accrued postemployment costs net of plan assets on PMI's consolidated balance sheets at December 31, 2025 and 2024, were $1,036 million and $929 million, respectively.

The accrued postemployment costs were determined using a weighted-average discount rate of 4.9% in 2025 and 2024; an assumed ultimate annual weighted-average turnover rate of 2.9% in 2025 and 2024; assumed compensation cost increases of 2.2% in 2025 and 2.3% in 2024, and assumed benefits as defined in the respective plans. In accordance with local regulations, certain postemployment plans are funded. As a result, the accrued postemployment costs disclosed above are presented net of the related assets of $30 million at December 31, 2025 and 2024. Postemployment costs arising from actions that offer employees benefits in excess of those specified in the respective plans are charged to expense when incurred.

Comprehensive Earnings (Losses)

The amounts recorded in accumulated other comprehensive losses at December 31, 2025, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(888)	$(43)	$(757)	$(1,688)
Prior service (cost) credit	68	1	(21)	48
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	36	21	181	238
Losses to be amortized	$(787)	$(21)	$(597)	$(1,405)

The amounts recorded in accumulated other comprehensive losses at December 31, 2024, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(2,122)	$(36)	$(815)	$(2,973)
Prior service (cost) credit	75	1	(21)	55
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	246	19	195	460
Losses to be amortized	$(1,804)	$(16)	$(641)	$(2,461)

The amounts recorded in accumulated other comprehensive losses at December 31, 2023, consisted of the following:

(in millions)	Pension	Post- retirement	Post- employment	Total
Net (losses) gains	$(2,325)	$(36)	$(770)	$(3,131)
Prior service (cost) credit	77	1	(21)	57
Net transition (obligation) asset	(3)	—	—	(3)
Deferred income taxes	283	19	186	488
Losses to be amortized	$(1,968)	$(16)	$(605)	$(2,589)

The movements in other comprehensive earnings (losses) during the year ended December 31, 2025, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$145	$3	$79	$227
Prior service cost (credit)	(6)	—	—	(6)
Other income/expense:
Net losses (gains)	2	1	(1)	2
Prior service cost (credit)	(2)	—	—	(2)
Deferred income taxes	(26)	(1)	(19)	(46)
	113	3	59	175
Other movements during the year:
Net (losses) gains	1,087	(11)	(20)	1,056
Prior service (cost) credit	1	—	—	1
Deferred income taxes	(184)	3	5	(176)
	904	(8)	(15)	881
Total movements in other comprehensive earnings (losses)	$1,017	$(5)	$44	$1,056

The movements in other comprehensive earnings (losses) during the year ended December 31, 2024, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$88	$1	$86	$175
Prior service cost (credit)	(6)	—	—	(6)
Other income/expense:
Net losses (gains)	1	1	—	2
Deferred income taxes	(13)	(2)	(21)	(36)
	70	—	65	135
Other movements during the year:
Net (losses) gains	114	(2)	(131)	(19)
Prior service (cost) credit	4	—	—	4
Deferred income taxes	(24)	2	30	8
	94	—	(101)	(7)
Total movements in other comprehensive earnings (losses)	$164	$—	$(36)	$128

The movements in other comprehensive earnings (losses) during the year ended December 31, 2023, were as follows:

(in millions)	Pension	Post- retirement	Post- employment	Total
Amounts transferred to earnings:
Amortization:
Net losses (gains)	$19	$1	$76	$96
Prior service cost (credit)	7	—	—	7
Other income/expense:
Net losses (gains)	11	1	—	12
Deferred income taxes	(9)	(1)	(18)	(28)
	28	1	58	87
Other movements during the year:
Net (losses) gains	(918)	(24)	(93)	(1,035)
Deferred income taxes	154	6	21	181
	(764)	(18)	(72)	(854)
Total movements in other comprehensive earnings (losses)	$(736)	$(17)	$(14)	$(767)

Note 13.

Additional Information:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Depreciation expense	$993	$952	$901
Research and development expense	$756	$759	$709
Advertising expense	$1,355	$1,069	$965
Foreign currency net transaction (gains)/losses	$178	$302	$305
Interest expense	$1,587	$1,763	$1,526
Interest income	(621)	(620)	(465)
Interest expense, net	$966	$1,143	$1,061

Note 14.

Financial Instruments:

Overview

PMI operates globally with manufacturing and sales facilities in various locations around the world and is exposed to risks such as changes in foreign currency exchange rates and interest rates. As a result, PMI uses deliverable and non-deliverable forward foreign exchange contracts, foreign currency swaps and foreign currency options, (collectively referred to as "foreign exchange contracts"), and interest rate contracts to mitigate its exposure to changes in foreign currency exchange and interest rates related to net investments in foreign operations, as well as third-party and intercompany actual and forecasted transactions. The primary currencies to which PMI is exposed include the Euro, Indian rupee, Indonesian rupiah, Japanese yen, Russian ruble and Swiss franc.

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

The gross notional amounts for outstanding derivatives as of December 31, 2025 and 2024, were as follows:

(in millions)	2025	2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$29,062	$25,149
Interest rate contracts	4,700	3,000
Commodity contracts	3	9

Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	16,278	15,942
Total	$50,043	$44,100

The fair value of PMI’s derivative contracts included in the consolidated balance sheets as of December 31, 2025 and 2024, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(in millions)	Balance Sheet Classification	2025	2024	Balance Sheet Classification	2025	2024
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$378	$772	Other accrued liabilities	$499	$7
	Other assets	107	299	Other liabilities	853	60
Interest rate contracts	Other current assets	—	—	Other accrued liabilities	27	50
	Other assets	77	4	Other liabilities	—	3
Commodity contracts	Other current assets	—	—	Other accrued liabilities	1	—
	Other assets	—	—	Other liabilities	—	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	91	331	Other accrued liabilities	319	69
	Other assets	—	12	Other liabilities	276	58
Total gross amount derivatives contracts presented in the consolidated balance sheets		$653	$1,418		$1,975	$247
Gross amounts not offset in the consolidated balance sheets
Financial instruments		(444)	(218)		(444)	(218)
Cash collateral received/pledged		(183)	(863)		(1,374)	(18)
Net amount		$26	$337		$157	$11

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate derivatives is determined using prevailing spot and forward foreign exchange rates, spot and forward interest rates, and the instruments’ respective maturity dates. The fair value of currency options is estimated using a Black‑Scholes valuation model that incorporates foreign exchange spot rates, interest rate differentials, currency volatilities, strike rates and maturity dates. The fair value of PMI’s commodity contracts is determined using prevailing market spot and futures prices and the corresponding maturity dates. PMI’s derivative contracts have been classified within Level 2 at December 31, 2025 and 2024.

For the years ended December 31, 2025, 2024 and 2023, PMI's derivative contracts impacted the consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Years Ended December 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives			Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings			Amount of Gain/(Loss) Recognized in Earnings
	2025	2024	2023		2025	2024	2023	2025	2024	2023
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(93)	$433	$195
				Net revenues	$108	$186	$194
				Cost of sales	—	—	—
				Marketing, administration and research costs	(42)	20	27
				Interest expense, net	(1)	2	(15)
Interest rate contracts	(14)	95	37	Interest expense, net	54	51	46
Commodity contracts	(1)	(1)	(7)	Cost of sales	(7)	(1)	—
Fair value hedges:
Interest rate contracts				Interest expense, net (a)				$65	$(32)	$(14)
Net investment hedges (b):
Foreign exchange contracts	(1,989)	867	(788)	Interest expense, net (c)				301	293	268
				Marketing, administration and research costs	—	35	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts				Interest expense, net				367	219	301
				Marketing, administration and research costs (d)				(1,515)	523	(575)
Total	$(2,097)	$1,394	$(563)		$112	$293	$252	$(782)	$1,003	$(20)
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s consolidated statements of earnings. As of December 31, 2025, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through June 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s consolidated statements of cash flows.

Fair Value Hedges
PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of December 31, 2025 was $5,129 million, including $402 million related to discontinued hedges, of which $645 million was recorded in current portion of long-term debt and $4,484 million was recorded in long-term debt in the consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $(56) million as of December 31, 2025.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. The amount of pre-tax gain related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was nil, $99 million and $48 million, for the years ended December 31, 2025, 2024 and 2023, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Gain/(loss) as of January 1,	$467	$241	$266
Derivative (gains)/losses transferred to earnings	(94)	(213)	(220)
Change in fair value	(89)	439	195
Gain/(loss) as of December 31,	$284	$467	$241

At December 31, 2025, PMI expects $109 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.

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

Other Investments

At December 31, 2025 and 2024, the fair values of PMI's certain other investments were as follows:

	December 31,
(in millions)	2025	2024
Level 1, U.S. dollar denominated bonds in Argentina	$189	$125
Level 2, Indonesian rupiah denominated bonds in Indonesia	27	—

For the years ended December 31, 2025 and 2024, the gross unrealized pre-tax losses on these investments were immaterial.

Note 15.

Accumulated Other Comprehensive Losses:

PMI's accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At December 31,
(in millions)	2025	2024	2023
Currency translation adjustments	$(11,175)	$(9,320)	$(9,467)
Pension and other benefits	(1,405)	(2,461)	(2,589)
Derivatives accounted for as hedges	284	467	241
Total accumulated other comprehensive losses	$(12,296)	$(11,314)	$(11,815)

Reclassifications from Other Comprehensive Earnings

The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement are shown on the consolidated statements of comprehensive earnings for the years ended December 31, 2025, 2024, and 2023. For additional information, see Note 3. Acquisitions and Divestitures and Note 18 Restructuring Activities for disclosures related to the reclassification of accumulated foreign currency translation losses from other comprehensive losses, Note 12. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 14. Financial Instruments for disclosures related to derivative financial instruments.

Note 16.

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

We and our subsidiaries record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. At the present time, except as stated otherwise in this Note 16. Contingencies, it is reasonably possible that an unfavorable outcome in a case may occur. Legal defense costs are expensed as incurred.

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
After assessing the information available to it, except as stated otherwise in this Note 16. Contingencies, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending cases mentioned in this Note 16. Contingencies; (ii) management is unable to estimate the possible loss or range of loss for any of these cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.
Combustible tobacco products litigation

Since 1995, more than 600 combustible tobacco product-related cases, including smoking and health, label-related, health care cost recovery, and public civil actions, have been filed by governmental entities or individual plaintiffs, or on behalf of a class or purported class of individual plaintiffs against a PMI entity. All cases resolved by final and non-appealable liability judgment have been terminated in our favor and only a small number of cases remain pending. The pending cases include seven health care cost recovery cases, one public civil action, and individual cases. These do not include nine proposed class actions and ten health care cost recovery cases that have been released pursuant to the CCAA Plan of PMI's wholly owned subsidiary in Canada, Rothmans, Benson & Hedges Inc., that will be formally dismissed in due course, and are no longer reported here. The amounts at issue in the pending individual cases would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position. Of the pending combustible tobacco product-related cases, one individual case was initially decided in favor of plaintiffs, and remains on appeal. Final resolution in the amount of the verdict in such case would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

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

As of December 31, 2025, excluding the cases that will be dismissed pursuant to the CCAA Plan described above, there were 7 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Korea (1) and Nigeria (5), compared with 17 such cases on December 31, 2024 and 17 such cases on December 31, 2023.
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
In the first health care cost recovery case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed March 13, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases over the past several decades, payment of anticipated costs of treating alleged smoking-related diseases in the future, various forms of injunctive relief, plus punitive damages. We are in the process of making challenges to service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections.
In the second health care cost recovery case in Nigeria, The Attorney General of Kano State v. British American Tobacco (Nigeria) Limited, et al., High Court of Kano State, Kano, Nigeria, filed May 9, 2007, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases over the past several decades, payment of anticipated costs of treating alleged smoking-related diseases in the future, various forms of injunctive relief, plus punitive damages. We are in the process of challenging service and the court's jurisdiction. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections.
In the third health care cost recovery case in Nigeria, The Attorney General of Gombe State v. British American Tobacco (Nigeria) Limited, et al., High Court of Gombe State, Gombe, Nigeria, filed October 17, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases over the past several decades, payment of anticipated costs of treating alleged smoking-related diseases in the future, various forms of injunctive relief, plus punitive damages. In February 2011, the court ruled that the plaintiff had not complied with the procedural steps necessary to serve us. As a result of this ruling, plaintiff must re-serve its claim. We have not yet been re-served.
In the fourth health care cost recovery case in Nigeria, The Attorney General of Oyo State, et al., v. British American Tobacco (Nigeria) Limited, et al., High Court of Oyo State, Ibadan, Nigeria, filed May 25, 2007, we and other members of the industry are defendants. Plaintiffs seek reimbursement for the cost of treating alleged smoking-related diseases over the past several decades, payment of anticipated costs of treating alleged smoking-related diseases in the future, various forms of injunctive relief, plus punitive damages. We challenged service as improper. In June 2010, the court ruled that plaintiffs did not have leave to serve the writ of summons on the defendants and that they must re-serve the writ. We have not yet been re-served.
In the fifth health care cost recovery case in Nigeria, The Attorney General of Ogun State v. British American Tobacco (Nigeria) Limited, et al., High Court of Ogun State, Abeokuta, Nigeria, filed February 26, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases over the past several decades, payment of anticipated costs of treating alleged smoking-related diseases in the future, various forms of injunctive relief, plus punitive damages. In May 2010, the trial court rejected our objections to the court's jurisdiction. We have appealed. Currently, the case is stayed in the trial court pending the appeals of certain co-defendants relating to service objections.

In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges, among other things, that defendants concealed the health hazards of smoking, marketed to youth, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. The appellate court granted plaintiff a de novo appeal in 2021 and, on January 15, 2026, dismissed plaintiff's claims and appeal. On February 4, 2026, plaintiff filed an appeal to the Supreme Court of Korea.

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

As of December 31, 2025, there was one public civil action pending against our subsidiary in Venezuela (1), compared with one such case on December 31, 2024, and one such case on December 31, 2023.

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

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed on March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiff’s fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff's amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add two additional named plaintiffs. Darryl Maultsby and Griffin Dykes, as well as a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 22, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants' motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint.

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

In the third case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On June 3, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants’ motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint.

In the fourth case, an individual complaint, Lendinara v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On September 19, 2024, the court granted the parties’ joint motion to apply its decisions on the motions to dismiss in Palmer to the Lendinara matter, including granting plaintiff’s request to conduct jurisdictional discovery and setting the same timeline for plaintiff to amend his complaint. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiffs’ fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended complaint on April 2, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Palmer, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants’ motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint.

In the fifth case, a putative class action, Norris v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of Florida who used ZYN products, and (iv) all residents of Florida who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts unjust enrichment, and breach of consumer protection, unfair trade and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On September 24, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and a motion to stay discovery. On October 2, 2024, Plaintiff filed a notice of voluntary dismissal without prejudice as to Swedish Match North America LLC, which the Court ordered on October 3, 2024. On April 11, 2025, PMI filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on any motion for class certification that the plaintiff in that case might bring. On June 13, 2025, the Court granted PMI's motion to stay until the court in the Kelly case issues a ruling on class certification. In light of the ruling on the motion to stay, the Court denied PMI's motion to dismiss without prejudice. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the sixth case, an individual complaint, Friedman v. Philip Morris International Inc., et al., filed April 2, 2025, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as a negligence claim, and is seeking compensatory and punitive damages, attorney’s fees and costs, and interest. The defendants filed their answers to Plaintiffs’ complaint on May 5, 2025, and the case has moved to the discovery phase and will be consolidated with the other Florida cases (Kelly, Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend her complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants’ motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint.

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

In the eighth case, an individual complaint, Maultsby v. Philip Morris International Inc., et al, filed August 5, 2025, before United States District Court for the Middle District of Florida, plaintiff alleged, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleged, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserted strict liability design defect and failure to warn claims, as well as a negligence claim, and sought compensatory and punitive damages, attorney’s fees and costs, and interest. On September 15, 2025, Plaintiff in the Kelly case moved to amend the complaint in that matter to add Darryl Maultsby as a named plaintiff in the class action proceeding. On October 24, 2025, plaintiff voluntarily dismissed this lawsuit without prejudice.

In the ninth case, an individual complaint, Dykes v. Philip Morris International Inc., et al, filed August 5, 2025, before United States District Court for the Northern District of Florida, plaintiff alleged, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleged, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserted strict liability design defect and failure to warn claims, as well as a negligence claim, and sought compensatory and punitive damages, attorney’s fees and costs, and interest. On September 15, 2025, Plaintiff in the Kelly case moved to amend the complaint in that matter to add Griffin Dykes as a named plaintiff in the class action proceeding. On October 24, 2025, plaintiff voluntarily dismissed this lawsuit without prejudice.

In the tenth case, Austin Siegert v. Philip Morris International Inc. et al, filed September 26, 2025, before the United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN in the United States and (ii) a subclass of persons who purchased ZYN in New York. Plaintiff alleges, among other things, that defendants misrepresented that ZYN is tobacco-free; misled consumers regarding ZYN’s nicotine strength and addictive potential; and deployed misleading advertisements geared towards those under the legal age. Plaintiff asserts claims for violations of New York General Business Law § 349 (deceptive and unfair trade practices); violations of New York General Business Law § 350 (misleading advertising); violations of state consumer protection statutes; and breaches of the implied warranty of merchantability. Plaintiff seeks compensatory, statutory and punitive damages, attorney’s fees and expenses, prejudgment interest, and declaratory and injunctive relief. On October 30, 2025, defendants filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on any motion for class certification that the plaintiff in that case might bring. On November 3, 2025, the Court granted the motion to stay until the court in the Kelly case issues a ruling on class certification. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding, and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Other Litigation

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. On September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. British American Tobacco Italia S.p.a. has filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $59 million) in damages. After various postponements, the trial before the court of first instance started on September 25, 2023, and will continue into 2026. The judge has scheduled a final hearing for April 29, 2026, with a decision expected thereafter. PM Italia believes it has strong defenses to the charges against it and will defend them vigorously.

Following an October 2020 final decision by the highest court in Brazil in tax litigation pertaining to overpayments of certain indirect taxes, our affiliate modified the methodology for calculation of the deduction applicable to the indirect taxes at issue. The Brazilian Tax Authority objected to such methodology and, on December 3, 2024, served our affiliate with notice of an assessment alleging underpayments of these indirect taxes during the 2020 fiscal year, for approximately BRL 137 million ($27 million). On March 31, 2025, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2021 fiscal year, for approximately BRL 211 million ($41 million). Our affiliate believes it is probable that the Brazilian Tax Authority will issue assessments alleging underpayment of indirect taxes for subsequent fiscal years. We disagree with the position of the Brazilian Tax Authority and will defend vigorously.

On December 21, 2023, we were informed that Future Technology K.K. (“FTKK”) filed an application with Tokyo Customs against Sojitz Corporation (“Sojitz”), Philip Morris Japan Limited’s (“PMJL”) importer and distributor, due to alleged patent infringement of JP7299432. FTKK sought an order to stop the importation of TEREA consumables. FTKK withdrew its Customs application following the issuance of an opinion from expert advisors to Customs that the patent at issue was not infringed. The proceeding is now concluded.

In July and August 2024, respectively, FTKK filed two patent infringement actions against Sojitz, for alleged infringement of two patents by TEREA consumables. After receiving an indicative view from the Tokyo District Court that FTKK's patents were not infringed, FTKK withdrew its claims and the matters were terminated in September 2025.

Between November 2024 and December 2025, FTKK filed twelve additional patent infringement actions against Sojitz for alleged infringement of twelve new FTKK patents by TEREA and SENTIA consumables. FTKK asserts a claim for damages in these actions. Between February 2025 and July 2025, FTKK filed eight patent infringement actions against Sojitz seeking a preliminary injunction. The patents FTKK asserted in each of these actions were previously asserted by FTKK in earlier filed (and still pending) actions seeking monetary damages. PMJL is obligated to indemnify Sojitz for damages and has intervened in all of these matters. On November 24, 2025, the Court provided its indicative opinion that FTKK was not entitled to a preliminary injunction in one of the pending actions, and on January 21, 2026, the Court issued a written decision rejecting FTKK's preliminary injunction petition on the basis that the accused products do not infringe FTKK's patent. On December 18, 2025, FTKK filed a notice indicating that it was withdrawing its claim in the related damages action, and the action was terminated on December 25, 2025. Merits proceedings in the remaining matters are at various stages.

On November 27, 2024, we were informed that FTKK filed another application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. In April 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. On June 5, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. On November 4, 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. We were informed on January 22, 2026, that FTKK has filed a request for re-investigation of the matter with Tokyo Customs. On December 16, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK is seeking an order to stop the importation of TEREA and SENTIA consumables. At this time, FTKK is not seeking any monetary damages or costs. PMJL entered an appearance in the proceeding as an interested party and filed an opposition to FTKK’s application on January 27, 2026.

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

Note 17.

Sale of Accounts Receivable:

To mitigate risk and enhance cash and liquidity management PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material for the years ended December 31, 2025 and 2024. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the years ended December 31, 2025 and 2024, were $11.7 billion and $11.9 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of December 31, 2025, 2024 and 2023, were $1.0 billion, $0.9 billion and $1.6 billion, respectively. The net proceeds received are included in cash provided by operating activities in the consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the consolidated statements of earnings. For the years ended December 31, 2025, 2024 and 2023 the loss on sale of trade receivables was $33 million, $42 million and $49 million, respectively.

Note 18.

Restructuring Activities:

For the years ended December 31, 2025, 2024 and 2023, PMI recorded total pre-tax restructuring charges of $241 million, $180 million and $109 million, respectively. These pre-tax charges were included in marketing, administration and research costs on the consolidated statements of earnings.

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

The consultation processes for both of these factories were concluded in April 2025, and as a result of the closure PMI recorded pre-tax restructuring charges of $241 million in 2025. This amount included pension and employee separation costs of $125 million and contract termination and other costs of $24 million, which will be paid in cash, as well as asset impairment costs of $92 million, primarily related to property lease, and machinery and equipment, which are non-cash charges.

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

Restructuring Charges by Segment

During 2025, 2024 and 2023, PMI recorded the following pre-tax restructuring charges by segment:

(in millions)	2025	2024	2023
Reclassification of accumulated foreign currency translation losses from other comprehensive losses:
Americas	$—	$38	$—
Total reclassification of accumulated foreign currency translation losses from other comprehensive losses	—	38	—
Separation programs:
Europe	125	—	—
Total separation programs	125	—	—
Contract termination charges: (1)
Europe	24	—	34
SSEA, CIS & MEA	—	—	23
EA, AU & PMI GTR	—	—	14
Americas	—	77	7
Total contract termination and other charges	24	77	78
Asset impairment charges (1)
Europe	92	—	13
SSEA, CIS & MEA	—	—	9
EA, AU & PMI GTR	—	—	5
Americas	—	65	4
Total asset impairment charges	92	65	31
Restructuring charges	$241	$180	$109
(1) E-vapor products manufacturing optimization charges in 2023 were allocated across all geographical segments.

Movement in Restructuring Related Liabilities

The movement in restructuring related liabilities for the year ended December 31, 2025 was as follows:

(in millions)
Liability balance, January 1, 2025	$28
Charges, net	149
Cash spent	(35)
Currency/other	(27)
Liability balance, December 31, 2025	$115

Future cash payments for restructuring activities incurred to date are anticipated to be substantially paid by the end of 2026.

Note 19.

Leases:

PMI has operating and finance leases that are principally for real estate (office space, warehouses and retail store space), machinery and equipment, and vehicles. Lease terms range from 1 year to 68 years, some of which include options to renew, which are reasonably certain to be renewed. Lease terms may also include options to terminate the lease. The exercise of a lease renewal or termination option is at PMI’s discretion.

PMI’s operating and finance leases at December 31, 2025 and 2024, were as follows:

	At December 31,
(in millions)	2025		2024
	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Assets:
Machinery and equipment	$—	$165	$—	$126
Other assets	679	—	585	—
Total lease assets	$679	$165	$585	$126

Liabilities:
Current
Current portion of long-term debt	$—	$35	$—	$37
Accrued liabilities - Other	207	—	177	—
Noncurrent
Long-term debt	—	49	—	30
Other liabilities	526	—	427	—
Total lease liabilities	$733	$84	$604	$67

The components of PMI’s lease cost were as follows for the years ended December 31, 2025, 2024 and 2023:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Operating lease cost	$313	$283	$266
Finance lease cost:
Amortization of right-of-use assets	58	72	49
Interest on lease liabilities	2	2	1
Short-term lease cost	63	63	59
Variable lease cost	32	28	28
Total lease cost	$468	$448	$403

Maturity of PMI’s lease liabilities, on an undiscounted basis, as of December 31, 2025, were as follows:

(in millions)	Operating Leases	Finance Leases
2026	$244	$38
2027	177	21
2028	125	16
2029	80	11
2030	53	3
Thereafter	204	—
Total lease payments	883	89
Less: Interest	150	5
Present value of lease liabilities	$733	$84

Other information related to PMI’s leases was as follows for the years ended December 31, 2025, 2024 and 2023:

	December 31,
(in millions)	2025		2024		2023
	Operating Leases	Finance Leases	Operating Leases	Finance Leases	Operating Leases	Finance Leases
Cash paid for amounts included in the measurement of lease liabilities in operating cash flows (1)	$309	$—	$281	$—	$265	$—
Cash paid for amounts included in the measurement of lease liabilities in financing cash flows	$—	$41	$—	$29	$—	$27
Leased assets obtained in exchange for new lease liabilities	$277	$91	$214	$73	$205	$55
Weighted-average remaining lease term (years)	10.0	3.0	10.4	2.6	10.2	2.6
Weighted-average discount rate(2) (3)	6.0%	4.2%	5.9%	4.4%	5.1%	4.9%
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

Note 20.

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

The rollforward of PMI's outstanding obligations under its SCF program for the years ended December 31, 2025 and 2024 were as follows:

(in millions)	2025	2024
Amount due to suppliers participating in the SCF program as of January 1,	$1,014	$864
Invoices added during the year	3,482	3,405
Invoices paid during the year	(3,456)	(3,207)
Currency/Other	72	(48)
Amount due to suppliers participating in the SCF program as of December 31,	$1,112	$1,014

Note 21.

New Accounting Standards:

Recently adopted

On December 14, 2023, the FASB issued Accounting Standards Update ASU 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 enhances the transparency of income tax disclosures, primarily by requiring public business entities to disclose specific categories in the rate reconciliation tabular presentation, as well as by providing additional information for reconciling items that meet a quantitative threshold. ASU 2023-09 also requires disaggregated disclosures of federal, state and foreign income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. PMI adopted the additional disclosure requirements on the specified effective date within its annual reporting for the year ended December 31, 2025, on a prospective basis.

Recently issued
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

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Philip Morris International Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of earnings, comprehensive earnings, stockholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Tobacco-Related Litigation for Smoking and Health Class Actions and Health Care Cost Recovery Cases

As described in Note 16 to the consolidated financial statements, the Company has seven health care cost recovery cases pending. The Company records provisions in the consolidated financial statements for pending litigation when management determines that an unfavorable outcome is probable and the amount of the loss can be reasonably estimated. Except as stated otherwise in Note 16, while it is reasonably possible that an unfavorable outcome in a case may occur, after assessing the information available, (i) management has not concluded that it is probable that a loss has been incurred in any of the pending smoking and health class actions and health care cost recovery cases; (ii) management is unable to estimate the possible loss or range of loss for any of the pending smoking and health class actions and health care cost recovery cases; and (iii) accordingly, no estimated loss has been accrued in the consolidated financial statements for unfavorable outcomes in these cases, if any.

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

/S/ PRICEWATERHOUSECOOPERS SA
PricewaterhouseCoopers SA

Lausanne, Switzerland
February 6, 2026

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
Management assessed the effectiveness of PMI’s internal control over financial reporting as of December 31, 2025. Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of PMI’s internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the Audit & Risk Committee of our Board of Directors.
Based on this assessment, management determined that, as of December 31, 2025, PMI maintained effective internal control over financial reporting.
PricewaterhouseCoopers SA, an independent registered public accounting firm, who audited and reported on the consolidated financial statements of PMI included in this report, has audited the effectiveness of PMI’s internal control over financial reporting as of December 31, 2025, as stated in their report herein.
February 6, 2026

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

PMI carried out an evaluation, with the participation of PMI’s management, including our Group CEO PMI and Group Chief Financial Officer, of the effectiveness of PMI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, our Group CEO PMI and Group Chief Financial Officer concluded that PMI’s disclosure controls and procedures are effective. There have been no changes in PMI’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, PMI’s internal control over financial reporting.

The Report of Management on Internal Control over Financial Reporting and the Report of Independent Registered Public Accounting Firm are included in Item 8.

Item 9B.Other Information.

On February 5, 2026, Dessislava Temperley informed PMI's board of directors (the “Board”) that she will not stand for re-election to the Board at our 2026 annual meeting of shareholders. Ms. Temperley's decision not to stand for re-election to the Board was not a result of any disagreement with the Company.

During the three months ended December 31, 2025, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III

Except for the information relating to the executive officers set forth in Item 10 and the information relating to equity compensation plans set forth in Item 12, the information called for by Items 10-14 is hereby incorporated by reference to PMI’s definitive proxy statement for use in connection with its annual meeting of stockholders to be held on May 6, 2026, that will be filed with the SEC on or about March 26, 2026 (the “proxy statement”), and, except as indicated therein, made a part hereof.

Item 10.Directors, Executive Officers and Corporate Governance.

Information About Our Executive Officers as of February 6, 2026:

Name	Office	Age
Jacek Olczak	Group CEO PMI	61
Emmanuel Babeau	Group Chief Financial Officer	58
Frederic de Wilde	CEO PMI International	58
Reginaldo Dobrowolski	Group Controller	51
Yann Guérin	Group Chief Legal Officer	49
Stacey Kennedy	CEO PMI U.S.	53

Jacek Olczak – Age 61

Mr. Olczak was appointed as Group CEO PMI, effective January 1, 2026, having previously served as our Chief Executive Officer since May 2021. From January 2018 until May 2021, Mr. Olczak has served as our Chief Operating Officer and, from August 2012 until December 31, 2017, he served as our Chief Financial Officer. He joined PMI’s Polish affiliate in 1993 and progressed through various roles in finance and general management positions across Europe, including as Managing Director of PMI’s markets in Poland and Germany and as President of the European Union Region, before being appointed Chief Financial Officer. Prior to joining PMI, Mr. Olczak worked for BDO, an international network of public accounting, tax, consulting and business advisory firms.

Emmanuel Babeau – Age 58

Mr. Babeau was appointed as Group Chief Financial Officer, effective January 1, 2026, having previously served as our Chief Financial Officer since May 2020. Prior to joining PMI in May 2020, Mr. Babeau served as the Deputy Chief Executive Officer of Schneider Electric, an energy and automation digital solutions company. In this position, he was in charge of Finance and Legal Affairs. Mr. Babeau joined Schneider Electric in 2009 as Executive Vice President Finance and a member of the Management Board. Mr. Babeau also served on the board of Sanofi S.A., a French multinational healthcare company, from 2018 to 2020. Mr. Babeau started his career in 1990 at Arthur Andersen, and from 1993 to 2009, he progressed through various positions at Pernod Ricard, a beverage company, the latest being Chief Financial Officer and Group Deputy Managing Director. Mr. Babeau also served as a non-executive director at Sodexo, a French food services and facilities management company, from January 2016 until December 2021. He currently sits on the board of Davide Campari-Milano N.V.

Frederic de Wilde – Age 58

Mr. de Wilde was appointed as CEO PMI International, effective January 1, 2026, having previously served as President, South and Southeast Asia, Commonwealth of Independent States, Middle East and Africa Regions since January 2023. From July 2015 until January 2023, he served as President, European Union Region. From July 2011 until July 2015, Mr. de Wilde held the role of Senior Vice President, Marketing & Sales. Mr. de Wilde joined PMI in 1992 as Brand Manager L&M at Philip Morris Belgium, and throughout his career, he progressed through various roles at PMI in marketing, sales and general management.

Reginaldo Dobrowolski – Age 51

Mr. Dobrowolski was appointed as Group Controller, effective January 1, 2026, having previously served as Vice President and Controller since August 2021. From May 2019 until August 2021, Mr. Dobrowolski was our Vice President, Corporate Financial Planning, Data & Reporting. Prior to that, Mr. Dobrowolski held various roles in our Finance department, including Director Corporate Financial Planning & Reporting from October 2014 until May 2019.

Yann Guérin - Age 49

Mr. Guérin was appointed as Group Chief Legal Officer, effective January 1, 2026, having previously served as Senior Vice President and General Counsel since July 2023. Prior to that, he served as Senior Vice President and Global Head of Law and Compliance in June 2023. From July 2021 until May 2023, he served as Vice President and Associate General Counsel, Corporate; as Vice President and Associate General Counsel, South & Southern Asia from November 2019 until June 2021; and as Vice President and Associate General Counsel, Middle-East, Africa & Global Duty Free from January 2018 until October 2019. Since joining PMI in 2006, Mr. Guérin held a variety of legal roles across the company’s businesses, regions and functions. Before joining PMI, he was an attorney at Skadden Arps.

Stacey Kennedy – Age 53

Ms. Kennedy was appointed as CEO PMI U.S., effective January 1, 2026, having previously served as President, Americas Region & CEO of PMI's U.S. Business since January 2023. Prior to that, she served as our President, South and Southeast Asia Region from January 2018 until January 2023. From 2015 until 2018, Ms. Kennedy served as Managing Director for Germany, Austria, Croatia, and Slovenia. Ms. Kennedy began her career with Philip Morris USA in 1995 as a Territory Sales Manager. Throughout her career, she held a number of positions of increasing responsibility in commercial and general management.

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

Also refer to Board Operations and Governance—Committees of the Board, Election of Directors—Process for Nominating Directors, Election of Directors—Director Nominees, Stock Ownership Information and Availability of Reports, Other Matters and 2027 Annual Meeting—2027 Annual Meeting sections of the proxy statement.

Item 11.Executive Compensation.

Refer to Compensation Discussion and Analysis, Compensation Tables, Compensation of Directors, and Pay Ratio sections of the proxy statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The number of shares to be issued upon exercise or vesting and the number of shares remaining available for future issuance under PMI’s equity compensation plans at December 31, 2025, were as follows:

	Number of Securities to be Issued upon Exercise of Outstanding Options and Vesting of RSUs and PSUs (a)		Weighted Average Exercise Price of Outstanding Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities reflected in column (a)) (c)
Equity compensation plans approved by stockholders	7,069,520	[1]	$—	17,797,035

1 Represents 4,460,760 shares of common stock that may be issued upon vesting of the restricted share units and 2,608,760 shares that may be issued upon vesting of the performance share units if maximum performance targets are achieved for each performance cycle. PMI has not granted options since the spin-off from Altria on March 28, 2008.

Also refer to Stock Ownership Information—Ownership of Equity Securities section of the proxy statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Refer to Related Person Transactions and Code of Conduct and Election of Directors—Independence of Nominees sections of the proxy statement.

Item 14.Principal Accountant Fees and Services.

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
Amendment and Extension Agreement, dated December 11, 2025, among Philip Morris International Inc., the lenders named therein and Citibank Europe PLC, UK Branch, as facility agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed December 11, 2025).

10.29	—	Amendment to the Term Loan Credit Agreement, dated as of November 10, 2023 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2023).
10.30	—	Purchase Agreement with Altria Client Services LLC, effective October 19, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed October 20, 2022). **
10.31	—
Extension Agreement, dated as of January 24, 2024 among PMI, the lenders named therein, and Citibank Europe plc, UK Branch (legal successor to Citibank International Limited), as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 24, 2024).

10.32	—
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

10.33	—
Terms Agreement, dated October 27, 2025, among PMI and BBVA Securities Inc., BofA Securities, Inc., Citigroup Global Markets Inc., Deutsche Bank Securities Inc., Wells Fargo Securities, LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc. and UBS Securities LLC, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed October 29, 2025).

10.34	—
Credit Agreement, effective as of January 29, 2025, among PMI, the lenders named therein and Citibank Europe PLC, UK Branch, as facility agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 17, 2024).

10.35	—
Credit Agreement, dated December 11, 2025, among Philip Morris International Inc., the lenders named therein, Citibank Europe plc, UK Branch, as facility agent, and Citibank, N.A., as swingline agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 11, 2025).

10.36	—	Philip Morris International Inc. 2017 Performance Incentive Plan, effective May 3, 2017 (incorporated by reference to Exhibit B to the Definitive Proxy Statement filed on March 23, 2017).*
10.37	—	Pension Fund of Philip Morris in Switzerland (IC), effective January 1, 2022 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.38	—	Amended and Restated Pension Fund of Philip Morris in Switzerland (IC), effective January 1, 2024.*
10.39	—
Summary of Amended and Restated Pension Fund of Philip Morris in Switzerland (IC), effective January 1, 2024 (incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).*

10.40	—
Summary of Supplemental Pension Plan of Philip Morris in Switzerland, effective December 15, 2022 (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2022).*

10.41	—
Philip Morris International Inc. Amended and Restated Automobile Policy, dated as of September 1, 2023 (incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K for the year ended December 31, 2023).*

10.42	—
Form of Restated Employee Grantor Trust Enrollment Agreement (Executive Trust Arrangement) (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 filed February 7, 2008).*

10.43	—	Form of Restated Employee Grantor Trust Enrollment Agreement (Secular Trust Arrangement) (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 filed February 7, 2008).*
10.44	—
Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (as amended and restated as of January 1, 2018) (incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2017).*

10.45	—	Philip Morris International Inc. 2008 Deferred Fee Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.24 the Annual Report on Form 10-K for the year ended December 31, 2020).*
10.46	—
Supplemental Letter to the Employment Agreement (as amended) with André Calantzopoulos (incorporated by reference to Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2020). The Employment Agreement was previously filed as Exhibit 10.22 to the Registration Statement on Form 10 filed February 7, 2008 and is incorporated by reference to this Exhibit 10.46.*

10.47	—
Supplemental Letter to the Offer Letter with Drago Azinovic, dated December 4, 2008 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.48	—	Employment Agreement with Drago Azinovic, effective August 1, 2012. (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.49	—
Supplemental Letter to the Employment Agreement with Drago Azinovic, effective April 1, 2017 (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.50	—
Supplemental Letter to the Employment Agreement with Drago Azinovic, effective January 1, 2018 (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*

10.51	—
Separation Agreement and Release between Drago Azinovic and Philip Morris Products S.A., effective March 31, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 3, 2023).*

10.52	—	Employment Agreement with Jorge Insuasty, effective January 1, 2021 (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.53	—
Supplemental letter to the Employment Agreement with Jorge Insuasty, effective April 1, 2022 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter ended June 30, 2022)*

10.54	—
Supplemental Letter to Employment Agreement with Marc S. Firestone (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2017). The Employment Agreement was previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.54.*

10.55	—	Employment Agreement with Martin G. King, effective June 1, 2020 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2020).*
10.56	—	Separation Agreement and Release with Martin G. King, dated August 16, 2021 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 20, 2021).*
10.57	—
Early Retirement Agreement and Release with Marc S. Firestone, effective November 3, 2020 (incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K for the year ended December 31, 2020).*

10.58	—
Supplemental Letter to the Employment Agreement (as amended) with Jacek Olczak (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019. The Employment Agreement was previously filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and is incorporated by reference to this Exhibit 10.58.*

10.59	—
Supplemental letter to the Employment Agreement with Jacek Olczak, effective April 1, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

10.60	—	Acknowledgement Letter of Transition to PMI Management Sàrl with Jacek Olczak, effective January 1, 2026.*[x]
10.61	—
Supplemental Letter to the Employment Agreement (as amended) with Miroslaw Zielinski (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2019). The Employment Agreement was previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 and is incorporated by reference to this Exhibit 10.61*

10.62	—	Early Retirement and Release Agreement with Miroslaw Zielinski, effective April 30, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed May 1, 2020).*
10.63	—	Employment Agreement with Emmanuel Babeau, effective as of May 1, 2020 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed March 2, 2020).*
10.64	—
Supplemental Letter to the Employment Agreement with Emmanuel Babeau, effective February 1, 2024 (incorporated by reference to Exhibit 10.10 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.65	—	Acknowledgement Letter of Transition to PMI Management Sàrl with Emmanuel Babeau, effective January 1, 2026.*[x]
10.66	—	Restricted Stock Unit Agreement (2022 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.67	—	Performance Stock Unit Agreement (2022 Grant) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the Quarter ended March 31, 2022)*
10.68	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective June 1, 2019 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2021).*

10.69	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, effective November 1, 2021 (incorporated by reference to Exhibit 10.46 to the Annual Report on Form 10-K for the year ended December 31, 2021).*

10.70	—
Supplemental letter to the Employment Agreement with Stefano Volpetti, effective January 1, 2023 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023).*

10.71	—
Supplemental letter to the Employment Agreement with Stefano Volpetti, effective April 1, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2023).*

10.72	—
Supplemental Letter to the Employment Agreement with Stefano Volpetti, dated February 27, 2025 (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025).*

10.73	—	Acknowledgement Letter of Transition to PMI Global Services Unit Sàrl with Stefano Volpetti, effective January 1, 2026.*[x]

10.74	—
Supplemental Letter to the Employment Agreement with André Calantzopoulos, effective May 5, 2021 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021). *

10.75	—
Supplemental Letter to the Employment Agreement with Jacek Olczak, effective May 5, 2021 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2021).*

10.76	—
Supplemental Letter to the Employment Agreement with Jacek Olczak, effective March 1, 2022 (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2022).*

10.77	—	Agreement with Louis C. Camilleri (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form 10 filed February 7, 2008).*
10.78	—	Employment Agreement with Stacey Kennedy, effective July 1, 2023 (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*
10.79	—
Supplemental Letter to the Employment Agreement with Stacey Kennedy, effective July 1, 2023 (incorporated by reference to Exhibit 10.12 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.80	—
Supplemental Letter to the Employment Agreement with Stacey Kennedy, effective March 21, 2024 (incorporated by reference to Exhibit 10.13 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.81	—
Supplemental Letter to the Employment Agreement with Stacey Kennedy, dated June 27, 2025 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).*

10.82	—	Supplemental letter to the Employment Agreement with Stacey Kennedy, effective January 1, 2026.*[x]
10.83	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Secular Trust) (incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.84	—
Form of Supplemental Equalization Plan Employee Grantor Trust Enrollment Agreement (Executive Trust) (incorporated by reference to Exhibit 10.32 to the Annual Report on Form 10-K for the year ended December 31, 2008).*

10.85	—
Philip Morris International Inc. Form of Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed September 18, 2009).*

10.86	—
Philip Morris International Inc. Form of Amended and Restated Indemnification Agreement with Directors and Executive Officers (incorporated by reference to Exhibit 10.14 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024).*

10.87	—	Philip Morris International Inc. Tax Return Preparation Services Policy (incorporated by reference to Exhibit 10.51 to the Annual Report on Form 10-K for the year ended December 31, 2014).*
10.88	—	Form of Restricted Stock Unit Agreement (2023 Grant) (Emmanuel Babeau). (incorporated by reference to Exhibit 10.78 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.89	—	Form of Performance Share Unit Agreement (2023 Grant) (Emmanuel Babeau). (incorporated by reference to Exhibit 10.79 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.90	—
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

10.92	—	Employment Agreement with Frederic de Wilde, effective March 1, 2023 (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.)*
10.93	—
Supplemental letter to the Employment Agreement with Frederic de Wilde, effective March 1, 2023 (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.)*

10.94	—	Employment Agreement with Frederic de Wilde, effective January 1, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report filed on November 4, 2025).*

10.95	—
Philip Morris International Inc.'s Executive Officer Severance Policy for Voluntary Termination (Resignation, Voluntary Early Retirement, Voluntary Normal Retirement), effective December 6, 2023 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed December 8, 2023).*

10.96	—	Philip Morris International Inc. 2022 Performance Incentive Plan, effective May 4, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report filed on May 6, 2022).*
10.97	—	Form of Restricted Stock Unit Agreement (2023 Grants) (incorporated by reference to Exhibit 10.85 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.98	—	Form of Performance Share Unit Agreement (2023 Grants) (incorporated by reference to Exhibit 10.86 to the Annual Report on Form 10-K for the year ended December 31, 2022).*
10.99	—	Form of Restricted Stock Unit Agreement (by tranches) (2023 Grants) (incorporated by reference to Exhibit 10.87 to the Annual Report on Form 10-K For the year ended December 31, 2022).*
10.100	—	Form of Restricted Stock Unit Agreement (2024, 2025 and 2026 Grants) (incorporated by reference to Exhibit 10.91 to the Annual Report on Form 10-K for the year ended December 31, 2023).*
10.101	—	Form of Performance Share Unit Agreement (2024, 2025 and 2026 Grants) (incorporated by reference to Exhibit 10.92 to the Annual Report on Form 10-K for the year ended December 31, 2023).*
10.102	—	Form of Restricted Stock Unit Agreement (by tranches) (2024, 2025 and 2026 Grants) (incorporated by reference to Exhibit 10.93 to the Annual Report on Form 10-K for the year ended December 31, 2023).*
10.103	—
Form of Restricted Stock Unit Agreement (2024, 2025 and 2026 Grants) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.94 to the Annual Report on Form 10-K for the year ended December 31, 2023).*

10.104	—
Form of Performance Share Unit Agreement (2024, 2025 and 2026 Grants) (Emmanuel Babeau) (incorporated by reference to Exhibit 10.95 to the Annual Report on Form 10-K for the year ended December 31, 2023).*

10.105	—	Form of Restricted Stock Unit Agreement (2024 and 2025 Grants) (Swedish Match) (incorporated by reference to Exhibit 10.96 to the Annual Report on Form 10-K for the year ended December 31, 2023).*
10.106	—	Form of Performance Share Unit Agreement (2024 and 2025 Grants) (Swedish Match) (incorporated by reference to Exhibit 10.97 to the Annual Report on Form 10-K for the year ended December 31, 2023).*
10.107	—
Settlement Agreement between Philip Morris Products S.A. and Nicoventures Trading Limited, dated February 1, 2024 (incorporated by reference to Exhibit 19.98 to the Annual Report on Form 10-K for the year ended December 31, 2023).**

19	—	Philip Morris International Inc. Insider Trading Policy (incorporated by reference to Exhibit 19 to the Annual Report on Form 10-K for the year ended December 31, 2024).
21	—	Subsidiaries of Philip Morris International Inc.[x]
23	—	Consent of independent registered public accounting firm.[x]
31.1	—
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
(Jacek Olczak Group CEO PMI)

Date: February 6, 2026

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jacek Olczak, Emmanuel Babeau, and Darlene Quashie Henry and each of them, acting individually, as his or her true and lawful attorney-in-fact, each with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended December 31, 2025, and other documents in connection herewith and therewith, and to file the same, with all exhibits thereto, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection herewith and therewith and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated:

Signature	Title	Date

/s/ JACEK OLCZAK	Group CEO PMI and Director	February 6, 2026
(Jacek Olczak)
/s/ EMMANUEL BABEAU	Group Chief Financial Officer	February 6, 2026
(Emmanuel Babeau)
/s/ REGINALDO DOBROWOLSKI	Group Controller	February 6, 2026
(Reginaldo Dobrowolski)
/s/ ANDRÉ CALANTZOPOULOS	Chairman	February 6, 2026
(André Calantzopoulos)
/s/ BONIN BOUGH	Director	February 6, 2026
(Bonin Bough)
/s/ MICHEL COMBES	Director	February 6, 2026
(Michel Combes)
/s/ WERNER GEISSLER	Director	February 6, 2026
(Werner Geissler)

/s/ VICTORIA HARKER	Director	February 6, 2026
(Victoria Harker)
/s/ LISA A. HOOK	Director	February 6, 2026
(Lisa A. Hook)
/s/ KALPANA MORPARIA	Director	February 6, 2026
(Kalpana Morparia)
/s/ ROBERT B. POLET	Director	February 6, 2026
(Robert B. Polet)
/s/ DESSISLAVA TEMPERLEY	Director	February 6, 2026
(Dessislava Temperley)
/s/ SHLOMO YANAI	Director	February 6, 2026
(Shlomo Yanai)