Form 10-Q
period 2026-03-31
Philip Morris International Inc.
filed 2026-04-24
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At April 17, 2026, there were 1,558,558,846 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net revenues 1 & 2 (Note 13)	$10,146	$9,301
Cost of sales (Note 1)	3,241	3,031
Gross profit	6,905	6,270
Marketing, administration and research costs (Notes 1 & 15)	2,857	2,428
Corporate expenses and other (Note 1)	155	298
Operating income	3,893	3,544
Interest expense, net	237	241
Pension and other employee benefit (income) costs (Note 4)	(5)	12
Earnings before income taxes	3,661	3,291
Provision for income taxes	676	659
Equity investments and securities (income)/loss, net (Note 13)	403	(205)
Net earnings	2,582	2,837
Net earnings attributable to noncontrolling interests	144	147
Net earnings attributable to PMI	$2,438	$2,690
Per share data (Note 7):
Basic earnings per share	$1.56	$1.72
Diluted earnings per share	$1.56	$1.72
(1) Includes net revenues from related parties of $1,185 million and $937 million for the three months ended March 31, 2026 and 2025, respectively.
(2) Net revenues are shown net of excise tax on products. For the three months ended March 31, 2026 and 2025, excise tax on products was $12,853 million and $12,002 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net earnings	$2,582	$2,837
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(122) in 2026 and $94 in 2025	410	296
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2026 and 2025	(22)	—
Change in net loss and prior service cost:
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(7) in 2026 and $(14) in 2025	25	46
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(18) in 2026 and $24 in 2025	94	(122)
(Gains) losses transferred to earnings, net of income taxes of $7 in 2026 and $2 in 2025	(32)	(21)
Total other comprehensive earnings (losses)	475	199
Total comprehensive earnings	3,057	3,036
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	111	149
Comprehensive earnings attributable to PMI	$2,946	$2,887

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$5,450	$4,872
Trade receivables (less allowances of $40 in 2026 and $23 in 2025) (1)	5,120	4,572
Other receivables (less allowances of $24 in 2026 and $24 in 2025)	1,270	1,238
Inventories:
Leaf tobacco	2,565	2,425
Other raw materials	2,473	2,223
Finished product	6,354	6,830
	11,392	11,478
Other current assets	2,370	2,203
Total current assets	25,602	24,363
Property, plant and equipment, at cost	19,452	19,616
Less: accumulated depreciation	11,193	11,219
	8,259	8,397
Goodwill (Note 5)	17,069	17,264
Other intangible assets, net (Note 5)	10,512	10,884
Equity investments (Note 13)	2,478	2,891
Deferred income taxes	1,197	1,247
Other assets (less allowances of $12 in 2026 and $12 in 2025)	3,796	4,139
TOTAL ASSETS	$68,913	$69,185

(1) Includes trade receivables from related parties of $996 million and $839 million as of March 31, 2026, and December 31, 2025, respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	March 31, 2026	December 31, 2025
LIABILITIES
Short-term borrowings (Note 11)	$5,693	$168
Current portion of long-term debt (Note 11)	2,447	3,533
Accounts payable	3,927	4,407
Accrued liabilities:
Marketing and selling	1,298	1,354
Taxes, except income taxes	5,105	7,555
Employment costs	1,227	1,545
Dividends payable	2,313	2,312
Other	3,121	3,298
Income taxes	1,091	1,255
Total current liabilities	26,222	25,427
Long-term debt (Note 11)	43,808	45,134
Deferred income taxes	2,013	2,065
Employment costs	2,340	2,406
Other liabilities	1,830	2,181
Total liabilities	76,213	77,213
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2026 and 2025)	—	—
Additional paid-in capital	2,433	2,453
Earnings reinvested in the business	35,538	35,400
Accumulated other comprehensive losses (Note 12)	(11,788)	(12,296)
	26,183	25,557
Less: cost of repurchased stock (550,785,817 and 552,659,642 shares in 2026 and 2025, respectively)	35,462	35,551
Total PMI stockholders’ deficit	(9,279)	(9,994)
Noncontrolling interests	1,979	1,966
Total stockholders’ deficit	(7,300)	(8,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$68,913	$69,185

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$2,582	$2,837

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	510	480
Deferred income tax (benefit) provision	(67)	(67)
Restructuring charges, net of cash paid (Note 15)	(3)	(1)
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(640)	(882)
Inventories	(11)	(325)
Accounts payable	(317)	(127)
Accrued liabilities and other current assets	(2,734)	(2,437)
Income taxes	(171)	(20)
Pension plan contributions (Note 4)	(30)	(37)
Other	482	229
Net cash provided by (used in) operating activities	(399)	(350)

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(353)	(404)
Purchases of debt securities	(5)	(58)
Sales and maturities of debt securities	95	24
Equity investments	(35)	(10)
Collateral posted/settlements for derivatives, (paid)/returned (Note 6)	314	6
Other	(19)	8
Net cash provided by (used in) investing activities	(3)	(434)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$4,530	$4,231
Issuances - maturities longer than 90 days	993	70
Repayments - maturities longer than 90 days	—	—
Long-term debt proceeds	—	—
Long-term debt repaid	(2,142)	(822)
Dividends paid	(2,307)	(2,116)
Collateral received/settlements for derivatives, received/(returned)	138	(606)
Noncontrolling interests activity and Other	(116)	(86)
Net cash provided by (used in) financing activities	1,096	671
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(116)	335

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	578	222
Balance at beginning of period	4,892	4,254
Balance at end of period	$5,470	$4,476

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $20 million and $33 million as of March 31, 2026 and 2025, respectively, and $20 million and $38 million as of December 31, 2025 and 2024, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended March 31, 2026 and 2025
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2025	$—	$2,335	$32,869	$(11,314)	$(35,640)	$1,880	$(9,870)
Net earnings			2,690			147	2,837
Other comprehensive earnings (losses), net of income taxes				197		2	199
Issuance of stock awards		(9)			83		74
Dividends declared ($1.35 per share)			(2,112)				(2,112)
Dividends paid to noncontrolling interests						(54)	(54)
Balances, March 31, 2025	$—	$2,326	$33,447	$(11,117)	$(35,557)	$1,975	$(8,926)
Balances, January 1, 2026	$—	$2,453	$35,400	$(12,296)	$(35,551)	$1,966	$(8,028)
Net earnings			2,438			144	2,582
Other comprehensive earnings (losses), net of income taxes				508		(33)	475
Issuance of stock awards		(20)			89		69
Dividends declared ($1.47 per share)			(2,300)				(2,300)
Dividends paid to noncontrolling interests						(98)	(98)
Balances, March 31, 2026	$—	$2,433	$35,538	$(11,788)	$(35,462)	$1,979	$(7,300)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A. (also referred to herein as the U.S., the United States or the United States of America), whose subsidiaries and affiliates and their licensees are primarily engaged in the manufacture and sale of cigarettes and smoke-free products. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its affiliates.

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

With PMI's smoke-free business now operating at scale across its regions, including growth from its U.S. business, PMI has implemented an evolved organizational model with two primary business units: International and U.S. This change was implemented effective January 1, 2026, and as a result, PMI realigned its reportable segments accordingly. The four geographic segments have been replaced with the following three new reportable segments:
•International Smoke-Free;
•International Combustibles; and
•U.S. (including the wellness business unit, Aspeya).

Certain prior year amounts have been reclassified to conform with the current year's presentation as a result of the new segment structure discussed above. The consolidated statement of earnings includes a new caption for "Corporate expenses and other." "Other" includes foreign currency gains/losses and compensation expense related to restricted share units and performance share units awards, which were reclassified from "Cost of sales" and "Marketing, Administration and Research" costs. These reclassifications did not impact PMI’s consolidated financial position, results of operations or cash flows in any of the periods presented. See Note 5. Goodwill and Other Intangible Assets, net and Note 8. Segment Reporting for further details.

These statements should be read in conjunction with the audited consolidated financial statements and related notes, which appear in PMI’s Annual Report on Form 10-K for the year ended December 31, 2025.

Note 2. Acquisitions and Divestitures:

Sale of certain other businesses

During the fourth quarter of 2025, PMI completed the sale of one business and classified as held-for-sale net assets of certain other businesses (disposal group), primarily related to its consumer accessories products acquired as part of the Swedish Match AB acquisition in 2022. $142 million of the disposal group assets and $59 million of the disposal group liabilities were classified as held-for-sale and were included within other current assets and other accrued liabilities, respectively, in PMI’s consolidated balance sheet as of December 31, 2025. As a result, PMI recorded a pre-tax loss of $94 million, primarily related to the impairment charge to record the net assets held-for-sale at the lower of their carrying value or fair value less costs to sell

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and the loss on the completed sale, of which $3 million related to the reclassification of currency translation losses from other comprehensive losses for the completed sale. The loss on sale has been recorded in marketing, administration and research costs in PMI’s consolidated statement of earnings for the year ended December 31, 2025. The estimated fair value of the disposal group less costs to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group.

As of March 31, 2026, $149 million of the disposal group assets and $61 million of the disposal group liabilities were classified as held-for-sale and were included within other current assets and other accrued liabilities, respectively, in PMI’s consolidated balance sheet.

Note 3. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At March 31, 2026, shares available for grant under the 2022 Plan were 15,080,666.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At March 31, 2026, shares available for grant under the plan were 845,900.

Restricted share unit (RSU) awards

PMI may grant RSU awards to eligible employees; recipients may not sell, assign, pledge or otherwise encumber such awards. Such awards are subject to forfeiture if certain employment conditions are not met. RSU awards do not carry voting rights, although they do earn dividend equivalents. RSU awards generally vest on the third anniversary of the grant date.

The fair value of the RSU awards at the date of grant is determined by using the closing market price of PMI’s stock on the date of the grant and is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58.

During the three months ended March 31, 2026 and 2025, the recorded compensation expense related to RSU awards and the respective tax benefit (charge) were as follows:

(in millions)	For the Three Months Ended March 31,
	Compensation Expense Related to RSU Awards	Tax Benefit/(Charge) Related to RSU Awards
2026	$72	$32
2025	$63	$20

The compensation expense was recorded in corporate expenses and other costs.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2026 and 2025, shares granted to eligible employees and the weighted-average grant date fair value per share were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2026	1,274,800	$ 182.61
2025	1,502,150	$ 145.16

During the three months ended March 31, 2026, 1,327,466 RSU awards vested. The grant date fair value of all the vested awards was approximately $136 million. The total fair value of RSU awards that vested during the three months ended March 31, 2026, was approximately $242 million.

As of March 31, 2026, PMI had $338 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over the performance cycle of the awards of approximately three years.

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

The performance metrics for such PSU's granted during the three months ended March 31, 2026, consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a VALUE Index, which consists of two drivers:

•Product impact (20% weight): aggregates key performance indicators pertaining to social and environmental impacts generated by PMI's products, focused on two strategic priorities: consumers and circularity; and

•Operational impact (10% weight): aggregates key performance indicators pertaining to social and environmental impacts generated by PMI's business activities, focused on four strategic priorities: PMI’s workforce, workers in the value chain, climate, and nature.

The performance metrics, targets and relative weights for the PSU’s granted during the three months ended March 31, 2026, were the same as the PSU’s granted during the three months ended March 31, 2025, with the exception of changes made to certain components of the Sustainability Index, which was replaced with the VALUE Index. The VALUE Index, built on the foundation of the Sustainability Index, continues to follow the same guiding principles, structure and governance while reflecting a more focused approach to incentivizing progress on key transformation matters. The division and relative weight of product and operational KPIs remain the same.

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

The fair value of the PSU awards at the date of grant, adjusted by performance metrics, is amortized to expense over the restriction period, typically three years after the date of the award, or upon death, disability or reaching the age of 58.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the three months ended March 31, 2026 and 2025, the recorded compensation expense related to PSU awards, and the respective tax benefit (charge) were as follows:

(in millions)	For the Three Months Ended March 31,
	Compensation Expense related to PSU Awards	Tax Benefit/(Charge) Related to PSU Awards
2026	$46	$22
2025	$51	$16

The compensation expense was recorded in corporate expenses and other costs.

During the three months ended March 31, 2026 and 2025, shares granted to eligible employees and the weighted-average grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors (Per Share)	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors (Per Share)
2026	327,880	$ 182.81	$ 236.97
2025	395,810	$ 145.32	$ 213.72

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

	2026	2025
Average risk-free interest rate (a)	3.5%	4.1%
Average expected volatility (b)	21.7%	21.0%
(a) Based on the U.S. Treasury yield curve.
(b) Determined using the observed historical volatility.

During the three months ended March 31, 2026, 816,829 PSU awards vested. The grant date fair value of all the vested awards was approximately $94 million. The total fair value of PSU awards that vested during the three months ended March 31, 2026, was approximately $149 million.

As of March 31, 2026, PMI had $77 million of total unrecognized compensation cost related to non-vested PSU awards, which is expected to be recognized over the performance cycle of the awards of approximately three years.

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

Pension and other employee benefit (income) costs per the condensed consolidated statements of earnings consisted of the

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
following:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net pension costs (income)	$(41)	$(20)
Net postemployment costs	32	29
Net postretirement costs	4	3
Total pension and other employee benefit (income) costs	$(5)	$12

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Three Months Ended March 31,
(in millions)	2026	2025
Service cost	$56	$57
Interest cost	59	50
Expected return on plan assets	(122)	(102)
Amortization:
Net loss	23	33
Prior service cost (credit)	(1)	(1)
Net periodic pension cost	$15	$37
(1) Primarily non-U.S. based defined benefit retirement plans.

All of the amounts in the table above, other than service cost, are recognized in pension and other employee benefit costs in the condensed consolidated statement of earnings.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $30 million were made to the pension plans during the three months ended March 31, 2026. Currently, PMI anticipates making additional contributions during the remainder of 2026 of approximately $115 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Goodwill and Other Intangible Assets, net:

Goodwill

The movements in goodwill were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S. (a)	Total
Balances, December 31, 2025	$3,913	$4,862	$8,489	$17,264
Changes due to:
Currency	(97)	(90)	(8)	(195)
Balances, March 31, 2026	$3,816	$4,772	$8,481	$17,069
(a) U.S. goodwill balance is net of accumulated impairment losses of $556 million at March 31, 2026, and December 31, 2025. These accumulated losses, which relate to PMI's wellness unit Aspeya, exclude amounts related to businesses which were subsequently sold or reclassified as held-for-sale.

As discussed in Note 1. Background and Basis of Presentation, PMI has implemented an evolved organizational model effective January 1, 2026, and realigned its reportable segments accordingly. This reorganization resulted in changes to the composition of certain reporting units. Consequently, PMI reassigned assets and liabilities to the applicable reporting units and reallocated goodwill using the relative fair value approach. PMI performed a review of goodwill for potential impairment of the impacted reporting units immediately before and after the reorganization. As a result of this review, no impairment charges were required. The table above reflects the reclassification as a result of the realignment.

At March 31, 2026, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB, as well as acquisitions in Indonesia, the Philippines, Egypt, Greece, Mexico, and Serbia.

Other Intangible Assets

Details of other intangible assets were as follows:

		March 31, 2026			December 31, 2025
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,711		$4,711	$4,776		$4,776
Amortizable intangible assets:
Trademarks	14 years	2,197	$1,005	1,192	2,227	$984	1,243
Reacquired commercialization rights for IQOS in the U.S.	3 years	2,777	1,065	1,712	2,777	926	1,851
Developed technology, including patents	6 years	351	165	186	358	160	198
Customer relationships and other	10 years	3,834	1,123	2,711	3,873	1,057	2,816
Total other intangible assets		$13,870	$3,358	$10,512	$14,011	$3,127	$10,884

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Changes in the net carrying amount of intangible assets were as follows:

		Changes Due To:
	December 31, 2025	Amortization & Impairment	Acquisitions & Divestitures	Currency & Other	March 31, 2026
Non-amortizable intangible assets	$4,776	$—	$—	$(65)	$4,711

Amortizable intangible assets:	6,108	(251)	—	(56)	5,801
Gross book value	9,235		—	(76)	9,159
Accumulated amortization	(3,127)	(251)	—	20	(3,358)
Total Intangibles, net	$10,884	$(251)	$—	$(121)	$10,512

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with PMI's acquisition in Egypt.

Amortization expense for each of the next five years is estimated to be approximately $1,006 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At March 31, 2026	At December 31, 2025
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$29,543	$29,062
Interest rate contracts	5,300	4,700
Commodity contracts	5	3
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	19,328	16,278
Total	$54,176	$50,043

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	March 31, 2026	December 31, 2025	Balance Sheet Classification	March 31, 2026	December 31, 2025
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$580	$378	Other accrued liabilities	$193	$499
	Other assets	138	107	Other liabilities	560	853
Interest rate contracts	Other current assets	13	—	Other accrued liabilities	23	27
	Other assets	40	77	Other liabilities	4	—
Commodity contracts	Other current assets	—	—	Other accrued liabilities	—	1
	Other assets	—	—	Other liabilities	—	—
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	285	91	Other accrued liabilities	183	319
	Other assets	—	—	Other liabilities	219	276
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$1,056	$653		$1,182	$1,975
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(595)	(444)		(595)	(444)
Cash collateral received/pledged		(311)	(183)		(586)	(1,374)
Net amount		$150	$26		$1	$157

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate derivatives is determined using prevailing spot and forward foreign exchange rates, spot and forward interest rates, and the instruments' respective maturity dates. The fair value of currency options is estimated using a Black-Scholes valuation model that incorporates foreign exchange spot rates, interest rate differentials, currency volatilities, strike rates and maturity dates. The fair value of PMI’s commodity contracts is determined using prevailing market spot and futures prices and the corresponding maturity dates. PMI’s derivative contracts have been classified within Level 2 at March 31, 2026 and December 31, 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended March 31, 2026 and 2025, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended March 31,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2026	2025		2026	2025	2026	2025
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$98	$(146)	Net revenues	$22	$52
			Cost of sales	—	—
			Marketing, administration and research costs	5	(41)
			Interest expense, net	—	—
Interest rate contracts	13	(1)	Interest expense, net	12	14
Commodity contracts	1	1	Cost of sales	—	(2)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(37)	$47
Net investment hedges (b):
Foreign exchange contracts	555	(437)	Interest expense, net (c)			88	70
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			66	93
			Marketing, administration and research costs (d)			260	(242)
Total	$667	$(583)		$39	$23	$377	$(32)
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of March 31, 2026, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through December 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Fair Value Hedges

PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of March 31, 2026 was $5,096 million, including $401 million related to discontinued hedges, of which $649 million was recorded in current portion of long-term debt and $4,447 million was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $(21) million as of March 31, 2026.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the three months ended March 31, 2026 and 2025, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $13 million and nil, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Three Months Ended March 31,
	2026	2025
Gain/(loss) as of beginning of period,	$284	$467
Derivative (gains)/losses transferred to earnings	(32)	(21)
Change in fair value	94	(122)
Gain/(loss) as of March 31,	$346	$324

At March 31, 2026, PMI expects $159 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments

At March 31, 2026, the fair values of PMI's certain other investments were as follows:

(in millions)	March 31, 2026
Level 1, U.S. dollar denominated bonds in Argentina	$103
Level 2, Indonesian rupiah denominated bonds in Indonesia	26

For the three months ended March 31, 2026, the gross unrealized pre-tax losses on these investments were immaterial.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Three Months Ended March 31,
	2026	2025
Net earnings attributable to PMI	$2,438	$2,690
Less distributed and undistributed earnings attributable to share-based payment awards (1)	7	8
Net earnings for basic and diluted EPS	$2,431	$2,682
Weighted-average shares for basic EPS	1,558	1,556
Plus contingently issuable performance stock units (PSUs)(1)	1	1
Weighted-average shares for diluted EPS	1,559	1,557
(1) Including rounding adjustment

Unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents are participating securities and therefore are included in PMI’s earnings per share calculation pursuant to the two-class method.

For the 2026 and 2025 computations, there were no antidilutive stock awards.

Note 8. Segment Reporting:

PMI’s subsidiaries and affiliates are primarily engaged in the manufacture and sale of cigarettes and smoke-free products, including heat-not-burn, e-vapor and oral nicotine products.

Effective January 1, 2026, PMI reorganized its segments to reflect the manner in which the Chief Executive Officer, who is the chief operating decision maker (“CODM”), manages the business and reviews the results of its operations. Based on changes to PMI’s organizational structure, including restructuring of roles and responsibilities of the executive management layer reporting directly to the CODM as of January 2026, PMI’s reportable segments are organized by product groupings and geographical region as follows: International Smoke-Free, International Combustibles and the U.S. The results of PMI’s Wellness unit, Aspeya, are included within the U.S. reportable segment.

In conjunction with the organizational changes discussed above, the primary profitability measure based on which the CODM evaluates performance of and allocates resources to the reportable segments has changed from regional operating income to segment gross profit. Segment net revenues and segment gross profit are the primary financial measures used by the CODM to review short-term and long-term trends, forecasts, and budget-to-actual variances in order to assess the performance of PMI’s reportable segments and to allocate resources in response to changing market conditions and organizational priorities.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Marketing, administration and research costs, including restructuring charges, are not allocated to segments to determine the primary measure of segment profitability. Additionally, interest expense, net, corporate expenses and other, and provision for income taxes are centrally managed and, accordingly, such items are not presented by segment since they are excluded from the measures of segment profitability reviewed by management. Information about total assets and capital expenditures by segment is not disclosed because such information is not reported to or used by PMI’s CODM. Segment goodwill and other intangible assets, net, are disclosed in Note 5. Goodwill and Other Intangible Assets, net. The accounting policies of the segments are the same as those described in Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2025.

Net revenues, cost of sales and gross profit by segment were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Three Months Ended March 31, 2026
Net revenues	$3,836	$5,688	$622	$10,146
Cost of sales	1,152	1,847	242	3,241
Gross profit	2,684	3,842	380	6,905
For the Three Months Ended March 31, 2025
Net revenues	$3,076	$5,326	$899	$9,301
Cost of sales	990	1,827	215	3,031
Gross profit	2,087	3,499	685	6,270
Note: Amounts may not foot due to rounding

PMI disaggregates its net revenues from contracts with customers by product category for each reportable segment. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

PMI's net revenues by product category were as follows:

(in millions)	For the Three Months Ended March 31,
	2026	2025
Smoke-free:
International Smoke-Free	$3,836	$3,076
U.S.	543	818
of which, Wellness	62	51
Total Smoke-free	4,379	3,895
Combustible tobacco:
International Combustibles	5,688	5,326
U.S.	79	81
Total Combustible tobacco	5,767	5,407
Total PMI net revenues	$10,146	$9,301
Note: Sum of product categories might not foot to total PMI due to rounding

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

Other segment data were as follows:

(in millions)	For the Three Months Ended March 31,
	2026	2025
Depreciation and amortization expense:
International Smoke-Free	$90	$78
International Combustibles	67	71
U.S.	27	23
Total depreciation and amortization expense by segment	184	172
Other(1)	326	308
Total depreciation and amortization expense	$510	$480
(1) Included in marketing, administration and research costs, and corporate expenses and other in PMI's condensed consolidated statements of earnings

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

As of March 31, 2026, excluding the cases that will be dismissed pursuant to the CCAA Plan described above, there were 7 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Korea (1) and Nigeria (5), compared with 17 such cases on March 31, 2025.
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases in certain prior years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. Defendants filed answers to the complaint in May 2020. On March 13, 2026, the trial court issued a procedural order directing the parties to submit closing arguments.
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

As of March 31, 2026, there was one public civil action pending against our subsidiary in Venezuela (1), compared with one such case on March 31, 2025.

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

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed on March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiff’s fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff's amended complaint on April 2, 2025, and the case moved to the discovery phase and was consolidated with the other Florida cases (Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add two additional named plaintiffs, Darryl Maultsby and Griffin Dykes, as well as a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted plaintiff's motion to amend the complaint. On October 22, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants' motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint. Plaintiffs Griffin Dykes and Zachary Kelly decided not to proceed with their claims and the Court approved stipulations dismissing their claims with prejudice on February 24 and March 24, 2026, respectively. The case remains open as to plaintiff Darryl Maultsby. On April 6, 2026, plaintiff Darryl Maultsby filed a motion seeking to certify one class and one subclass.  The class is defined as “[a]ll persons who purchased, in Florida, ZYN products.”  For this class, plaintiff seeks certification as to the FDUTPA claim and “liability only” issues as to the strict liability design defect and failure to warn claims, excluding causation and damages.  The subclass is defined as “[a]ll persons who procured and used, in Florida, ZYN products while under the age of 21.”  The subclass is sought for the FDUTPA claim only.

In the second case, a putative class action, Bates-Ferreira v. Philip Morris International Inc., et al., filed March 29, 2024, before United States District Court for the Eastern District of California, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of California who used ZYN products, and (iv) all residents of California who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts fraud, unjust enrichment, breach of implied warranty, and breach of consumer protection, unfair competition and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On June 7, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and Swedish Match North America LLC also filed a motion to stay the proceedings pending resolution of the Kelly class action. On August 5, 2024, plaintiff voluntarily dismissed his claim against PMI without prejudice. On March 28, 2025, the Court granted Swedish Match North America LLC’s motion to stay the case, ordering that the case be stayed until the court in the Kelly case, described above, issues a ruling on the motion recently filed by plaintiff Maultsby to certify a class. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the third case, an individual complaint, Palmer v. Philip Morris International Inc., et al., filed April 3, 2024, before United States District Court for the Southern District of Florida, plaintiff alleged, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleged, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserted strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and sought compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On June 3, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the Court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended complaint on April 2, 2025, and the case moved to the discovery phase and was consolidated with the other Florida cases (Kelly, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court has set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants’ motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint. Plaintiff has decided not to proceed with his claims, and the Court approved a stipulation dismissing his claims with prejudice on February 24, 2026.

In the fourth case, an individual complaint, Lendinara v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the Southern District of Florida, plaintiff alleged, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff alleged, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserted strict liability design defect and failure to warn claims, as well as negligence and fraud claims, and sought compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On September 19, 2024, the Court granted the parties’ joint motion to apply its decisions on the motions to dismiss in Palmer to the Lendinara matter, including granting plaintiff’s request to conduct jurisdictional discovery and setting the same timeline for plaintiff to amend his complaint. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc., filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiffs’ fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff’s amended

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
complaint on April 2, 2025, and the case moved to the discovery phase and was consolidated with the other Florida cases (Kelly, Palmer, and Friedman) for purposes of pre-trial discovery. The Court set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants’ motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint. Plaintiff has decided not to proceed with his claims, and the Court approved a stipulation dismissing his claims with prejudice on March 23, 2026.

In the fifth case, a putative class action, Norris v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of Florida who used ZYN products, and (iv) all residents of Florida who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts unjust enrichment, and breach of consumer protection, unfair trade and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On September 24, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and a motion to stay discovery. On October 2, 2024, Plaintiff filed a notice of voluntary dismissal without prejudice as to Swedish Match North America LLC, which the Court ordered on October 3, 2024. On April 11, 2025, PMI filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on the motion recently filed by plaintiff Maultsby to certify a class. On June 13, 2025, the Court granted PMI's motion to stay until the court in the Kelly case issues a ruling on class certification. In light of the ruling on the motion to stay, the Court denied PMI's motion to dismiss without prejudice. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the sixth case, an individual complaint, Friedman v. Philip Morris International Inc., et al., filed April 2, 2025, before United States District Court for the Southern District of Florida, plaintiff alleged, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI, Swedish Match North America LLC, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. as defendants. Plaintiff alleged, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserted strict liability design defect and failure to warn claims, as well as a negligence claim, and sought compensatory and punitive damages, attorney’s fees and costs, and interest. The defendants filed their answers to Plaintiffs’ complaint on May 5, 2025, and the case moved to the discovery phase and was consolidated with the other Florida cases (Kelly, Palmer, Lendinara, and Friedman) for purposes of pre-trial discovery. The Court set a deadline of June 26, 2026 for the completion of all fact and expert discovery and December 7, 2026 for the start of trial. On September 15, 2025, Plaintiff filed a motion to amend her complaint to add a new claim under the Florida Deceptive and Unfair Practices Trade Act ("FDUPTA"). On October 14, 2025, the Court granted Plaintiff's motion to amend the complaint. On October 23, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants’ motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint. Plaintiff has decided not to proceed with her claims, and the Court approved a stipulation dismissing her claims with prejudice on March 23, 2026.

In the seventh case, Mayor and City Council of Baltimore v. Philip Morris International Inc. et al, filed May 7, 2025, before the Circuit Court for Baltimore City, Maryland, the City of Baltimore alleges that the defendants have violated the City of Baltimore’s Consumer Protection Ordinance by, among other things, marketing ZYN products in a deceptive manner. The complaint names PMI, Swedish Match North America LLC, and Swedish Match USA Inc. as defendants. Plaintiff alleges, among other things, that defendants marketed ZYN products to minors and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts that defendants’ actions violate the prohibition on “unfair, abusive, or deceptive trade practices” in the Consumer Protection Ordinance and seeks monetary and injunctive relief. The Complaint was served on Defendants on June 9, 2025. On July 7, 2025, Defendants removed the case to the United States District Court for the District of Maryland. On August 6, 2025, Plaintiff filed a motion to remand the case back to state court. That motion is now fully briefed but resolution of the motion has been stayed pending an appellate court's disposition of a similar remand issue in an unrelated case. Defendants have not yet

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
answered or otherwise responded to the complaint. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the eighth case, Austin Siegert v. Philip Morris International Inc. et al, filed September 26, 2025, before the United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN in the United States and (ii) a subclass of persons who purchased ZYN in New York. Plaintiff alleges, among other things, that defendants misrepresented that ZYN is tobacco-free; misled consumers regarding ZYN’s nicotine strength and addictive potential; and deployed misleading advertisements geared towards those under the legal age. Plaintiff asserts claims for violations of New York General Business Law § 349 (deceptive and unfair trade practices); violations of New York General Business Law § 350 (misleading advertising); violations of state consumer protection statutes; and breaches of the implied warranty of merchantability. Plaintiff seeks compensatory, statutory and punitive damages, attorney’s fees and expenses, prejudgment interest, and declaratory and injunctive relief. On October 30, 2025, defendants filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on the motion recently filed by plaintiff Maultsby to certify a class. On November 3, 2025, the Court granted the motion to stay until the court in the Kelly case issues a ruling on class certification. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding, and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Other Litigation

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleges that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. On September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. British American Tobacco Italia S.p.a. has filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $59 million) in damages. After various postponements, the trial before the court of first instance started on September 25, 2023. The judge has scheduled a final hearing for April 29, 2026, with a decision expected thereafter. PM Italia believes it has strong defenses to the charges against it and will defend them vigorously.

Following an October 2020 final decision by the highest court in Brazil in tax litigation pertaining to overpayments of certain indirect taxes, our affiliate modified the methodology for calculation of the deduction applicable to the indirect taxes at issue. The Brazilian Tax Authority objected to such methodology and, on December 3, 2024, served our affiliate with notice of an assessment alleging underpayments of these indirect taxes during the 2020 fiscal year, for approximately BRL 137 million (approximately $28 million). On March 31, 2025, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2021 fiscal year, for approximately BRL 211 million (approximately $43 million). On March 4, 2026, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2022 and 2023 fiscal years, for approximately BRL 369 million (approximately $76 million). Our affiliate believes it is probable that the Brazilian Tax Authority will issue assessments alleging underpayment of indirect taxes for subsequent fiscal years. We disagree with the position of the Brazilian Tax Authority and will defend vigorously.

On December 21, 2023, we were informed that Future Technology K.K. (“FTKK”) filed an application with Tokyo Customs against Sojitz Corporation (“Sojitz”), Philip Morris Japan Limited’s (“PMJL”) importer and distributor, due to alleged infringement of a patent. FTKK sought an order to stop the importation of TEREA consumables. FTKK withdrew its Customs application following the issuance of an opinion from expert advisors to Customs that the patent at issue was not infringed. The proceeding is now concluded.

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

Between November 2024 and December 2025, FTKK filed twelve additional patent infringement actions against Sojitz for alleged infringement of twelve new FTKK patents by TEREA and SENTIA consumables. FTKK asserts a claim for damages in these actions. Between February 2025 and July 2025, FTKK also filed eight patent infringement actions against Sojitz seeking a preliminary injunction. The patents FTKK asserted in each of these preliminary injunction actions were previously asserted by FTKK in the earlier filed actions seeking monetary damages. PMJL is obligated to indemnify Sojitz for damages and has intervened in all of these matters.

On December 18, 2025, FTKK filed a notice indicating that it was withdrawing its claim in one of the damages actions following an indicative opinion by the Court that FTKK was not entitled to a preliminary injunction in the related preliminary injunction action. On January 21, 2026, the Court then issued a written decision rejecting FTKK's preliminary injunction petition in the preliminary injunction matter on the basis that the accused products do not infringe FTKK's patent.

On February 19, 2026, FTKK filed a notice indicating that it was withdrawing its claim in another preliminary injunction action following an indicative opinion in PMJ’s and Sojitz’s favor in that matter and the related damages action on the basis that FTKK’s patent was invalid. FTKK did not withdraw its claim in the damages action, and a final written decision in this damages action is expected in the coming months.

On March 26, 2026, FTKK filed a notice indicating that it was withdrawing its claim in another preliminary injunction action following an indicative opinion in PMJ's and Sojitz's favor in that matter and the related damages action on the basis that accused products do not infringe FTKK's patent. FTKK did not withdraw its claim in the damages action, and a final written decision in this damages action is expected in the coming months.

Merits proceedings in the remaining matters are at various stages.

On November 27, 2024, we were informed that FTKK filed another application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. In April 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. On June 5, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. On November 4, 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. We were informed on January 22, 2026, that FTKK has filed a request for re-investigation of the matter with Tokyo Customs. PMJ submitted a response on February 19, 2026. On December 16, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK is seeking an order to stop the importation of TEREA and SENTIA consumables. At this time, FTKK is not seeking any monetary damages or costs. PMJL entered an appearance in the proceeding as an interested party and filed an opposition to FTKK’s application on January 27, 2026. A hearing was held on March 31, 2026.

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

PMI’s effective tax rates for the three months ended March 31, 2026 and 2025 were 18.5% and 20.0%, respectively.

The effective tax rate for the three months ended March 31, 2026 was favorably impacted by a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($95 million), partly offset by deferred tax expense for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($75 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity.

The effective tax rate for the three months ended March 31, 2025 was favorably impacted by a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($93 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity, partially offset by an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($40 million).

Changes in the tax laws of foreign jurisdictions could arise as a result of the Base Erosion and Profit Shifting project undertaken by the Organisation for Economic Co-operation and Development (“OECD”), which recommended changes to numerous long-standing tax principles. Many countries have enacted the OECD’s framework on a global minimum tax (referred to as “Pillar Two”), effective for taxable years beginning after December 31, 2023. PMI has determined that Pillar Two did not have a material impact on its 2025 consolidated financial statements and should not be expected to have a material impact on its 2026 consolidated financial statements.

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2019 and onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years after the filing of a return.

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk, have recorded income tax receivables in the amount of 3.6 trillion Indonesian rupiah (approximately $214 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2017 to 2023. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at March 31, 2026 and December 31, 2025.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11. Indebtedness:
Short-term Borrowings:

At March 31, 2026 and December 31, 2025, PMI’s short-term borrowings and related average interest rates consisted of the following:

	March 31, 2026		December 31, 2025
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$5,477	3.8%	$—	—%
Bank loans	216	12.8	168	10.3
	$5,693		$168
PMI continues to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion.

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at March 31, 2026 and December 31, 2025, based on current market interest rates, approximate carrying value.

Long-term Debt:

At March 31, 2026 and December 31, 2025, PMI’s long-term debt consisted of the following:

(in millions)	March 31, 2026	December 31, 2025
U.S. dollar notes, 0.875% to 6.375% (average interest rate 4.653%), due through 2044	$36,660	$37,430
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 2.039%), due through 2039	6,606	7,942
Euro credit facility borrowing related to Swedish Match AB acquisition, (interest rate 2.597%), due 2027	2,873	2,944
Swedish krona note, (interest rate 2.190%), due 2029	28	267
Finance leases (average interest rate 4.223%), due through 2037	88	84
Carrying value of long-term debt	46,255	48,667
Less current portion of long-term debt	2,447	3,533
	$43,808	$45,134

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At March 31, 2026, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	March 31, 2026
Level 1	$42,513
Level 2	2,903

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revolving Credit Facilities:
At March 31, 2026, PMI's total committed revolving credit facilities were as follows:

(in billions)
Type	Committed Revolving Credit Facilities
Multi-year $2.0 billion revolving credit, expiring January 29, 2031	$2.0
Multi-year $2.5 billion revolving credit, expiring September 29, 2026 (1) (2)	2.5
Multi-year €1.5 billion revolving credit, expiring January 29, 2029	1.7
Total facilities	$6.2
(1) Includes pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets.
(2) On September 20, 2022, PMI entered into an agreement, effective September 29, 2022, to amend and extend the term of its $2.5 billion multi-year revolving credit facility, for an additional year covering the period September 30, 2026 to September 29, 2027, in the amount of $2.3 billion. On September 20, 2023, PMI entered into an agreement, effective September 29, 2023, to amend and further extend the term to September 29, 2028.

At March 31, 2026, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $3.7 billion at March 31, 2026, and approximately $3.9 billion at December 31, 2025. Borrowings under these arrangements and other bank loans amounted to $216 million at March 31, 2026, and $168 million at December 31, 2025.

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Currency translation adjustments	$(10,754)	$(11,175)	$(9,026)
Pension and other benefits	(1,380)	(1,405)	(2,415)
Derivatives accounted for as hedges	346	284	324
Total accumulated other comprehensive losses	$(11,788)	$(12,296)	$(11,117)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the three months ended March 31, 2026 and 2025. For additional information, see Note 4. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 6. Financial Instruments for disclosures related to derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13. Related Parties - Equity Investments and Other:

Equity Method Investments:

At March 31, 2026 and December 31, 2025, PMI had total equity method investments of $1,001 million and $1,019 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at March 31, 2026 and December 31, 2025, exceeded our share of the investees' book value by $1,026 million and $1,033 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at March 31, 2026 and December 31, 2025 of $160 million and $161 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At March 31, 2026 and December 31, 2025, PMI received year-to-date dividends from equity method investees of $2 million and $203 million, respectively.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia, which as of March 31, 2026 had a carrying value of $307 million. Additionally, there was approximately $531 million of cumulative foreign currency translation losses associated with TKM reflected in accumulated other comprehensive losses in the condensed consolidated statement of stockholders’ equity as of March 31, 2026. There are risks related to this investment as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

PMI holds a 49% equity interest in United Arab Emirates-based Emirati Investors-TA (FZC) (“EITA”). PMI holds an approximate 25% economic interest in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture that is 51% owned by EITA and 49% by the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding ("MADAR Holding"), which manufactures and distributes under license some of PMI’s brands.

PMI holds an indirect economic interest of 14.7% in Eastern Company (“Eastern"), Egypt’s largest cigarette manufacturer which also includes cigars and pipe tobacco, among others, in its portfolio. PMI accounts for its investment in Eastern under the equity method of accounting as it has the indirect ability to participate in Eastern's policy making processes. In relation to its investment in Eastern, PMI also guarantees certain credit facilities and repayment of certain bank loan liabilities. The maximum amount of these guarantee obligations is $385 million and they will be in effect until 2034.

Additionally, as part of its Wellness business strategy, PMI holds non-controlling equity interests in certain companies.
The initial investments in TKM, EITA, Eastern and Wellness business related investments have been recorded at cost and are included in equity investments on the condensed consolidated balance sheets. Transactions between these equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

Equity securities:

On March 22, 2019, PMI deconsolidated its wholly owned subsidiary in Canada, Rothmans, Benson & Hedges Inc. (“RBH”) following an initial order from the Ontario Superior Court of Justice granting it protection under the Companies’ Creditors Arrangement Act ("CCAA"), which is a Canadian federal law that permits a Canadian business to restructure its affairs while carrying on its business in the ordinary course with minimal disruption to its customers, suppliers and employees.

On March 6, 2025, the CCAA court issued a decision approving the plan of compromise and arrangement (the "Plan") setting forth certain terms of a proposed comprehensive resolution of Canadian tobacco claims and related litigation, including the global settlement amount. The Plan became effective on August 29, 2025. PMI evaluated the terms of the Plan and concluded that powers provided under the Plan to RBH’s CCAA Plan Administrator and to the Claimants (as these terms are defined in the Plan) continue to remove certain elements of control of the business from PMI and RBH. As a result, PMI has determined that RBH will remain deconsolidated as it does not have a controlling financial interest over RBH as defined in ASC 810 (Consolidation). PMI will continue to account for its investment in RBH in accordance with ASC 321 (Investments-Equity Securities) as an equity security, without readily determinable fair value, until the global settlement amount has been paid and the operating covenants that govern RBH’s business are lifted. As of March 31, 2026 and December 31, 2025, the carrying

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
value of PMI's investment in RBH was $555 million and $569 million, respectively, including the cumulative amount of impairments and downward adjustments of $2,549 million in both periods. Transactions between PMI and RBH are considered to be related-party transactions from the date of deconsolidation and are included in the tables below.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $859 million and $1,291 million at March 31, 2026 and December 31, 2025, respectively. Unrealized pre-tax gain (loss) of $(433) million ($(338) million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the three months ended March 31, 2026.

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

Godfrey Phillips India Ltd ("GPI") is one of the non-controlling interest holders in Philip Morris India Trading Private Ltd ("PM India") (formerly IPM India), which is a 56.3% owned PMI consolidated subsidiary. GPI also acts as contract manufacturer and distributor for PM India.

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net revenues:
Megapolis Group	$704	$549
Other	481	388
Net revenues (a)	$1,185	$937

Expenses:
Other	$96	$37
Expenses	$96	$37
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At March 31, 2026	At December 31, 2025

Receivables:
Megapolis Group	$636	$568
Other	360	271
Receivables	$996	$839

Other assets:
Other	$82	$—
Other assets	$82	$—

Payables:
Other	$43	$37
Payables	$43	$37

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

Note 14. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of March 31, 2026 and 2025. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the three months ended March 31, 2026 and 2025, were $2.5 billion and $2.4 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of March 31, 2026 and 2025, were $0.6 billion for both periods. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings. For the three months ended March 31, 2026 and 2025, the loss on sale of trade receivables was $7 million and $8 million, respectively.

Note 15. Restructuring Activities:
For the three months ended March 31, 2026, PMI recorded total pre-tax restructuring charges of $24 million. For the three months ended March 31, 2025, PMI did not record any charges related to restructuring activities. The 2026 pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings. As discussed in Note 8. Segment Reporting, marketing, administration and research costs, including restructuring charges, are not allocated to segments to determine the primary measure of segment profitability.

U.S. Reorganization

In the first quarter of 2026, the PMI U.S. organization announced a series of footprint optimization initiatives under the Further Integration Program (“FIP”). These initiatives include the planned closure of the Richmond office and the transition of certain roles and capabilities to strategic U.S. locations, primarily the newly established Business Solutions Center (“BSC”) in Tampa, Florida, and the PMI U.S. headquarters in Stamford, Connecticut. The program also includes the closure of the cigar manufacturing facility in Dothan, Alabama and the consolidation of its cigar production operations into PMI’s manufacturing footprint in the Dominican Republic.

As a result of these actions, PMI recorded pre‑tax restructuring charges of $24 million during the first quarter of 2026. These charges primarily consist of employee separation and other employee related costs of $19 million, and asset impairment charges of $5 million.

For the full year 2026, PMI expects total pre‑tax restructuring charges associated with the FIP program to be approximately $55 million.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Movement in Restructuring Related Liabilities

The movement in restructuring related liabilities for the three months ended March 31, 2026 was as follows:

(in millions)
Liability balance, January 1, 2026	$115
Charges, net	19
Cash spent	(27)
Currency/other	(5)
Liability balance, March 31, 2026	$102

Future cash payments for restructuring activities incurred to date are anticipated to be substantially paid by the end of 2027.

Note 16. Leases:

The components of PMI’s lease cost were as follows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Operating lease cost	$85	$72
Finance lease cost:
Amortization of right-of-use assets	14	15
Interest on lease liabilities	1	—
Short-term lease cost	17	14
Variable lease cost	9	7
Total lease cost	$126	$108

Note 17. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of March 31, 2026 and December 31, 2025, the total amount due to suppliers participating in the SCF program was $1.0 billion and $1.1 billion, respectively.

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

With our smoke-free business now operating at scale across our regions, including growth from our U.S. business, PMI has implemented an evolved organizational model with two primary business units: International and U.S. This change was implemented effective January 1, 2026, and as a result PMI realigned its reportable segments accordingly. The four geographic segments have been replaced with the following three new reportable segments:

•International Smoke-Free;
•International Combustibles; and
•U.S. (including our wellness business unit, Aspeya).

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

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of March 31, 2026, our smoke-free products were available for sale in 108 markets.

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

We use the term net revenues to refer to our operating revenues from the sale of our products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes. Our net revenues and operating income are affected by various factors, including the volume and mix of products we sell, the price of our products and changes in currency exchange rates. Mix is a term used to refer to the proportionate value of premium-price brands to mid-price or low-

price brands in any given market (product mix). "Mix" can also refer to the proportion of shipment volume in more profitable markets versus shipment volume in less profitable markets (geographic mix). "Other” also includes the currency-neutral net revenue variance attributable to the restructuring of distribution terms in certain markets.

Our cost of sales consists primarily of: tobacco leaf, non-tobacco raw materials, labor and manufacturing costs; shipping and handling costs; and the cost of devices produced by third-party electronics manufacturing service providers. Estimated costs associated with device warranty programs are generally provided for in cost of sales in the period the related revenues are recognized.

Our marketing, administration and research costs include the costs of marketing and selling our products, other costs generally not related to the manufacture of our products (excluding corporate expenses and other), and costs incurred to develop new products. The most significant components of our marketing, administration and research costs are marketing and sales expenses and general and administrative expenses.

Corporate expenses and other include certain other expenses related to foreign currency gains/losses and compensation expense related to restricted share units and performance share units awards, which were reclassified from cost of sales and marketing, administration and research costs.

Executive Summary

The following executive summary provides the business update and significant highlights from the "Discussion and Analysis" that follows.

Consolidated Operating Results for the Three Months Ended March 31, 2026

•Net Revenues - Net revenues of $10.1 billion for the three months ended March 31, 2026, increased by $0.8 billion, or 9.1%, from the comparable 2025 amount. The change in our net revenues from the comparable 2025 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 9.1%. Net revenues, excluding currency, increased by 2.7%, mainly reflecting: a favorable pricing variance mainly driven by International Combustibles; partly offset by an unfavorable volume/mix/other, mainly driven by lower International Combustibles and U.S. volumes, notwithstanding higher International Smoke-Free volumes.

Net revenues by product category for the three months ended March 31, 2026 and 2025, are shown below:

Note: Sum of product categories might not foot to total PMI due to rounding

•Diluted Earnings Per Share - The changes in our diluted earnings per share (“diluted EPS”) for the three months ended March 31, 2026, from the comparable 2025 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended March 31, 2025	$1.72
2025 Amortization of intangibles	0.12
2025 Fair value adjustment for equity security investments	(0.09)
2025 Income tax impact associated with Swedish Match AB financing	(0.06)
Subtotal of 2025 items	(0.03)
2026 Amortization of intangibles	(0.12)
2026 Fair value adjustment for equity security investments	(0.22)
2026 Restructuring charges	(0.01)
2026 Income tax impact associated with Swedish Match AB financing	(0.05)
Subtotal of 2026 items	(0.40)
Currency	0.18
Interest	—
Change in tax rate	0.06
Operations	0.03
For the three months ended March 31, 2026	$1.56	(9.3)%

Amortization of intangibles – During the first quarter of 2025 and 2026, we recorded amortization of intangible expense of $246 million (representing $191 million net of income tax or $0.12 per share decrease in diluted EPS) and $251 million (representing $196 million net of income tax or $0.12 per share decrease in diluted EPS), respectively.

Fair value adjustment for equity security investments – During the first quarter of 2025 and 2026, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $143 million gain after tax (or $0.09 per share increase in diluted EPS) and $338 million loss after tax (or $0.22 per share decrease in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Restructuring charges – During the first quarter of 2026, we recorded pre-tax restructuring charges of $24 million (representing $19 million net of income tax and a diluted EPS charge of $0.01 per share), related to a series of footprint optimization initiatives in the U.S. For further details, see Note 15. Restructuring Activities.

Income taxes – The income tax impact associated with the Swedish Match acquisition financing that increased our 2025 diluted EPS by $0.06 and decreased our 2026 diluted EPS by $0.05 in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The change in the tax rate that increased our diluted EPS by $0.06 per share in the table above was primarily driven by a reduction in tax costs associated with global intangible low-taxed income and discrete tax benefits recognized during the period.

Currency – The favorable impact of $0.18 per share from currency over the comparable 2025 period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and Russian ruble, partly offset by the Japanese yen and Swiss franc. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Operations – The increase in diluted EPS of $0.03 from our operations in the table above was due primarily to the following:

•International Smoke-Free segment: Favorable volume/mix/other and favorable pricing;
•International Combustibles segment: Favorable pricing, partly offset by unfavorable volume/mix/other, including the favorable impact related to the restructuring of distribution terms in certain markets this quarter;

•U.S. segment: Unfavorable volume/mix/other, unfavorable pricing (mainly driven by increased consumer promotions) and higher manufacturing costs; and
•Higher marketing, administration and research costs.

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Consolidated Operating Results

See pages 70 - 82 for a discussion of our "Cautionary Factors That May Affect Future Results." Net revenues, cost of sales and gross profit by segment, as well as total significant expenses and operating income were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Three Months Ended March 31, 2026
Net revenues	$3,836	$5,688	$622	$10,146
Cost of sales	1,152	1,847	242	3,241
Gross profit	2,684	3,842	380	6,905
Marketing, administration and research costs				2,857
Corporate expenses and other				155
Operating income				$3,893
For the Three Months Ended March 31, 2025
Net revenues	$3,076	$5,326	$899	$9,301
Cost of sales	990	1,827	215	3,031
Gross profit	2,087	3,499	685	6,270
Marketing, administration and research costs				2,428
Corporate expenses and other				298
Operating income				$3,544
Note: Amounts may not foot due to rounding

Items affecting the comparability of results from operations were as follows:
•Restructuring charges – See Note 15. Restructuring Activities for details of the $24 million pre-tax charges included in marketing, administration and research costs for the three months ended March 31, 2026.

Marketing, administration and research costs, including restructuring charges, as well as corporate expenses and other are not allocated to segments to determine the primary measure of segment profitability.

Our net revenues by product category are shown in the table below:

(in millions)	For the Three Months Ended March 31,
	2026	2025	Change
Smoke-free:
International Smoke-Free	$3,836	$3,076	24.7%
U.S.	543	818	(33.6)%
of which, Wellness	62	51	20.4%
Total Smoke-free	4,379	3,895	12.4%
Combustible tobacco:
International Combustibles	5,688	5,326	6.8%
U.S.	79	81	(2.5)%
Total Combustible tobacco	5,767	5,407	6.7%
Total PMI net revenues	$10,146	$9,301	9.1%
Note: Sum of product categories might not foot to total PMI due to rounding

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

References to "Cost" in the Consolidated Financial Summary table of total PMI and the three reportable segments throughout this "Discussion and Analysis" reflects the currency-neutral variances of: cost of sales (excluding the volume/mix cost component); and where applicable, marketing, administration and research costs (including restructuring charges); corporate expenses and other, and amortization and impairment of intangibles.

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

Heated tobacco units ("HTUs") is the term we use to refer to heated tobacco consumables, which include our BLENDS, DELIA, HEETS and HEETS Creations (defined collectively as HEETS), SENTIA, TEREA, TEREA CRAFTED and TEREA Dimensions, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). HTUs also include zero tobacco heat-not-burn consumables (LEVIA).

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

Unless otherwise stated, market share for HTUs is defined as the IMS volume for HTUs as a percentage of the total estimated industry sales volume for cigarettes and HTUs.

References to total industry and our market share performance reflect cigarettes and heated tobacco units, unless otherwise stated.

Consumer offtake or offtake is the term PMI uses to refer to an approximation of purchases by consumers based on various market specific sources.

Total industry volume, PMI in-market sales volume and PMI market share for the the total international market, and Japanese domestic market include the cigarillo category in Japan.

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

Consolidated Operating Results for the Three Months Ended March 31, 2026
The following discussion compares our consolidated operating results for the three months ended March 31, 2026, with the three months ended March 31, 2025.

Total Market
During the quarter, estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs declined by 1.0%.

For the full year 2026, we currently expect an estimated industry volume decline of around 2% for cigarettes and HTUs, excluding China and the U.S.

Total Shipment Volume
Our shipment volume for cigarettes and smoke-free products is shown in the table below:

Shipment Volume (equivalent units in billions)
	For the Three Months Ended March 31,
	2026	2025	Change
Total	184.3	187.8	(1.9)%
Cigarettes	137.3	144.8	(5.1)%
Smoke-Free Products (1)	47.0	43.0	9.1%
HTU	41.3	37.1	11.3%
Oral SFP	4.5	5.3	(16.1)%
E-vapor	1.2	0.6	94.8%
(1) Includes HTUs, e-vapor unit equivalents and oral SFP in pouch or pouch equivalents, excluding snuff, snuff leaf and U.S. chewing tobacco

Note: Amounts may not foot due to rounding

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

Our shipment volume, including cigarettes and smoke-free products (in equivalent units), decreased by 1.9% with cigarette volumes down by 5.1%, partly offset by smoke-free volumes, up by 9.1%, driven by HTU and E-vapor categories.

For the full year 2026, we currently expect a broadly stable total PMI cigarette and SFP shipment volume, with high-single digit SFP shipment volume growth, and a cigarette shipment volume decline of around 3%.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended March 31,	2026	2025	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$10,146	$9,301	9.1%	2.7%	$845	$590	$461	$(206)	$—
Cost of Sales	(3,241)	(3,031)	(6.9)%	(0.6)%	(210)	(193)	—	11	(28)
Gross Profit	6,905	6,270	10.1%	3.8%	635	397	461	(195)	(28)
Marketing, Administration and Research Costs (1)	(2,857)	(2,428)	(17.7)%	(9.5)%	(429)	(199)	—	—	(230)
Corporate Expenses and Other	(155)	(298)	48.0%	(0.3)%	143	144	—	—	(1)
Operating Income	$3,893	$3,544	9.8%	0.2%	$349	$342	$461	$(195)	$(259)
(1) Cost variance includes charges in 2026 of $24 million related to restructuring charges. For more details, see Note 15. Restructuring Activities.

During the quarter, net revenues increased by 9.1%. Net revenues, excluding currency, increased by 2.7%, mainly reflecting: a favorable pricing variance mainly driven by International Combustibles; partly offset by an unfavorable volume/mix/other, mainly driven by lower International Combustibles and U.S. volumes, notwithstanding higher International Smoke-Free volumes.

The favorable currency impact in net revenues was due primarily to the Euro and Russian ruble.

Gross profit increased by 10.1%. Gross profit, excluding currency, increased by 3.8%, mainly reflecting the same factors as for net revenues.

Operating income increased by 9.8%. Operating income, excluding currency, increased by 0.2%, mainly reflecting: the same factors as for net revenues, and higher marketing, administration and research costs.

Our effective tax rate decreased by 1.5 percentage points to 18.5%. We estimate that our 2026 effective tax rate will be around 21.5%, excluding discrete tax events. For further details, see Note 10. Income Taxes.

Equity investments and securities (income)/loss net was a loss of $403 million in 2026 compared to income of $(205) million in 2025. The variance was primarily due to the unfavorable fair value adjustments for our equity security investments in India and Sri Lanka. For further details, see Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $2.4 billion decreased by $0.3 billion or 9.4%. This decrease was due primarily to unfavorable fair value adjustments for our equity security investments mentioned above, partly offset by a higher operating income. Basic and diluted EPS of $1.56 both decreased by 9.3%. Excluding a favorable currency impact of $0.18, diluted EPS decreased by 19.8%.

Operating Results by Reportable Segment
Segment Operating Results – Three Months Ended March 31, 2026

The following discussion compares operating results within each of our segments for the three months ended March 31, 2026, with the three months ended March 31, 2025.

International Smoke-Free Segment:

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2026	2025	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$3,836	$3,076	24.7%	15.8%	$759	$273	$88	$399	$—
Gross Profit	$2,684	$2,087	28.6%	19.4%	$597	$192	$88	$290	$27

During the quarter, net revenues increased by 24.7%. Net revenues, excluding currency, increased by 15.8%, reflecting: favorable volume/mix/other driven by higher HTU and e-vapor volumes and a favorable pricing variance due to higher HTU pricing.

The net revenues for 2024, 2025 and 2026 were negatively impacted by the supplemental tax surcharge on heated tobacco products ("HTPs") in Germany, which went into effect in 2022. On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. On May 15, 2024, following the decision issued by CJEU, the Fiscal Court in Dusseldorf (the "FCD") also ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. The FCD admitted an appeal to the Federal Tax Court. On June 19, 2024, PMI submitted an appeal. The negative impact will continue, at least until the appeal ruling on the legality of the surcharge is concluded. PMI currently accounts for the surcharge as a reduction in net revenues. The amounts withdrawn before May 15, 2024, were under a payment suspension. Despite this payment suspension and, in order to avoid the future addition of interest, PMI elected, on January 14, 2025, to pay the amount outstanding of EUR 721 million (approximately $751 million), excluding accrued interest. An unfavorable outcome to the appeal would negatively impact PMI’s future cash provided by operating activities for the amounts of unpaid interest. A favorable outcome to the appeal would positively impact future PMI’s operating results and future cash provided by operating activities for the amounts paid in January 2025.

Gross profit increased by 28.6%. Gross profit, excluding currency, increased by 19.4%, mainly due to the same factors as for net revenues.

International Smoke-Free Segment Shipment Volume

International Smoke-Free Shipment Volume (in million equivalent units)

44,124
1,231
1,616
41,276
39,424
632
1,703
37,089
Q1 2026
Q1 2025
Heated Tobacco Units
Oral Smoke-Free Products
E-Vapor

Note: Amounts may not foot due to rounding

In the first quarter, our International Smoke-Free shipment volume increased by 11.9% to 44.1 billion in equivalent units, notably due to Italy, Global Travel Retail, Taiwan and Russia.

In the heat-not-burn category, HTU adjusted in-market sales (IMS) volume, which excludes the net impact of estimated distributor and wholesaler inventory movements, grew by 10.9%, broadly in line with shipment volume growth of 11.3%. The growth in IQOS was broad-based across geographies with all key consumables product lines (TEREA, DELIA/SENTIA and LEVIA) contributing. Excluding the impact of consumer pantry-loading in Japan ahead of the excise-driven price increase on April 1, adjusted IMS grew by an estimated 9.4%.

In the Oral Smoke-Free category, modern oral volume growth of 0.5 billion pouches was more than offset by snus declines in the Nordics, resulting in a total oral SFP shipment volume decrease of 5.1%.

In the E-vapor category, VEEV quarterly shipments exceeded one billion equivalent units for the first time. VEEV now shares the #1 closed pod position in Europe, estimated based on Nielsen offtake data, with growth in Germany, France, Romania, Italy, Greece and Bulgaria.

International Combustibles Segment:

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2026	2025	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$5,688	$5,326	6.8%	1.0%	$363	$310	$454	$(402)	$—
Gross Profit	$3,842	$3,499	9.8%	3.9%	$343	$205	$454	$(304)	$(12)
During the quarter, net revenues increased by 6.8%. Net revenues, excluding currency, increased by 1.0%, reflecting: a favorable pricing variance, partly offset by unfavorable volume/mix/other, including the favorable impact related to the restructuring of distribution terms in certain markets this quarter.

Gross profit increased by 9.8%. Gross profit, excluding currency, increased by 3.9%, due to the same factors as for net revenues.

International Combustibles Segment Shipment Volume

International Combustibles Shipment Volume (million units)
137,309
144,753
Q1 2026
Q1 2025
Cigarettes

In the first quarter, our cigarette shipment volume in the International Combustibles segment decreased by 5.1% to 137.3 billion units, with notable decreases in Indonesia, Russia, Germany and Mexico. Our overall cigarette category volume share was 24.8% (down by 0.6pp) due to unfavorable market mix as well as lower share in Indonesia, Russia and Turkey, partly offset by gains in Egypt. Marlboro continued to gain category share (up by 0.4pp) to 10.7%.

U.S. Segment:

Financial Summary
Quarters Ended March 31,			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
	2026	2025	Total	Excl. Curr.	Total	Cur- rency	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$622	$899	(30.8)%	(31.6)%	$(277)	$7	$(80)	$(203)	$—
Gross Profit	$380	$685	(44.5)%	(44.5)%	$(305)	$—	$(80)	$(181)	$(43)

During the quarter, net revenues decreased by 30.8%. Net revenues, excluding currency, decreased by 31.6%, reflecting: lower ZYN volumes due to distributor and trade inventory movements in both the current and prior year periods and an unfavorable price comparison due to low levels of ZYN promotional activity in the prior year.

Gross profit decreased by 44.5%, reflecting the same factors as for net revenues and higher manufacturing costs.

U.S. Smoke-Free Shipment Volume

U.S. Oral Smoke-Free Shipment Volume (in million equivalent units)
2,844
3,613
Q1 2026
Q1 2025
Oral Smoke-Free Products

In the first quarter, our U.S. smoke-free product shipment volume decreased by 21.2%. Our U.S. oral smoke-free products shipment volume decreased by 21.3% to 2.8 billion in equivalent units, including a 23.5% decline in ZYN shipments to 2.3 billion pouches or 155 million cans. Distributor and trade inventory movements in both the current and prior year periods, and a challenging promotional comparison, led to a decline in volumes. ZYN offtake volumes, as estimated by Nielsen, grew by 10%, notwithstanding an uneven competitive landscape where we do not yet have access to all of the most dynamic strength and flavor segments.

Business Environment
The industries we operate in and our company face a number of challenges that may adversely affect our business, product sales volume, results of operations, cash flows, and financial position. These challenges, which are discussed below and in "Cautionary Factors That May Affect Future Results" include:
•regulatory restrictions on our products, including restrictions on the product formulation, packaging, marketing, registration and sale of tobacco or other nicotine-containing products or related devices that could reduce our competitiveness, eliminate our ability to communicate with adult consumers, or ban certain of our products;

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

Smoke-Free Products (SFPs)

Our Approach to SFPs

We recognize that smoking cigarettes causes serious diseases and that the best way to avoid the harm of smoking is to never start or to quit. Nevertheless, according to World Health Organization ("WHO") estimates, there are approximately one billion smokers globally. This number has not meaningfully changed in decades and, based on current trends, is not expected to significantly change in the near future.

Cigarettes burn tobacco, which produces smoke. As a result of the combustion process, the smoker inhales high levels of various toxic substances. In contrast, while SFPs contain nicotine, which is addictive and not risk-free, SFPs do not burn tobacco and therefore contain significantly lower levels of harmful and potentially harmful constituents ("HPHCs") than found in cigarette smoke.

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We take significant measures to restrict access to our products from underage persons.

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

•Oral tobacco and nicotine products, which include snus and modern oral pouches. Snus refers to (a) dried loose tobacco, or snuff, which is consumed by sniffing the product through the nose; (b) moist loose tobacco which is put in the mouth between the lower or upper lip and gum; and (c) snus pouches which contain ground tobacco, water, salt and flavors. Modern oral pouches mainly refer to pre-portioned pouches containing nicotine, flavors, and cellulose substrate. In some markets, modern oral pouches may also contain small amounts of tobacco. Users place a pouch between the upper lip and gum and leave it there while the nicotine and flavor are being released. Like snus, nicotine pouches are inherently smoke-free as they are consumed orally, and no combustion process occurs during use. The nicotine in modern oral pouches is pharmaceutical-grade tobacco-derived nicotine like the nicotine used in medicinal products, such as nicotine-containing gums and inhalers, and flavors approved for use in food in accordance with the product quality standards for nicotine pouches developed by the Swedish Institute for Standards and the British Standards Institute. In 2022, we significantly expanded our oral smokeless products portfolio with the acquisition of Swedish Match. Swedish Match's ZYN is the leading smoke-free product brand in the U.S. market.

•e-Vapor products, which are battery-powered devices that produce an aerosol by vaporizing a tobacco-free liquid solution. We have developed e-liquids for our e-Vapor products with different flavor profiles, including e-liquids designed to deliver an authentic tobacco taste. Our tobacco flavored e-liquids use patented technology to extract flavors and nicotine directly from tobacco leaves, which are captured in a tobacco-free liquid solution, without having to add flavoring ingredients.

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

Commercialization of SFPs

We are continuing to develop a multiplatform approach and tailoring our commercialization strategy to the characteristics of each specific market. We focus our commercialization efforts on consumer retail experience, guided consumer trials and customer care, and increasingly, digital communication programs and e-commerce.  In order to accelerate switching to our SFPs, our initial market introductions typically entail one-on-one consumer engagement (in person or by digital means) and, where applicable, device discounts.  These initial commercialization efforts require substantial investment, which we believe will moderate over time and further benefit from the increased use of digital engagement capabilities. PMI has invested, and continues to invest, in digital consumer engagement.

In 2014, we introduced IQOS in pilot city launches in Nagoya, Japan, and in Milan, Italy. Since then, we have continuously expanded our commercialization activities.

As of March 31, 2026, PMI's smoke-free products were available for sale in 108 markets.

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other SFPs, and continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our SFP portfolio in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Factors That May Affect Future Results in this report.
On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., ("Altria") to end the companies' commercial relationship as of April 30, 2024, with respect to IQOS in the U.S. (the “Altria Agreement”). Under the Altria Agreement, PMI now holds the full rights to commercialize IQOS in the United States - the world’s largest smoke-free market. The Altria Agreement provides a clear path to expanding IQOS’s international success in a market where approximately 25 million adults continue to smoke cigarettes. On March 27, 2025, we began selling IQOS 3.0, the blade version of IQOS, in Austin, Texas. We are pursuing a limited U.S. roll-out of the IQOS device while waiting for authorization to market IQOS ILUMA, the induction version, in the United States.

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

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 49 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands, and more specifically to ZYN. Modern oral pouches are currently available in 59 markets.

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

In July 2025, the EU Commission published a legislative proposal for the revision of the EU Tobacco Excise Directive ("TED"). The proposal addresses minimum excise tax rates for combustible tobacco products and expands the scope of the directive to include smoke-free products, such as heated tobacco, e-cigarettes, and nicotine pouches, providing differentiated tax treatment for novel tobacco and nicotine containing products. This proposal marks the beginning of the formal legislative process which requires unanimous approval by all EU Member States and subsequent transposition of TED into national legislation in the EU 27 Member States. The proposal contemplates an implementation date for this directive of January 1, 2028, and provides for an additional transitional period of four years for several categories, including heated tobacco and nicotine pouches.

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

Much of the regulation that shapes the business environment in which we operate is driven by the WHO Framework Convention on Tobacco Control (the "FCTC"), which entered into force in 2005. The main objective of the FCTC is to establish a global agenda for tobacco regulation, with the purpose of reducing tobacco use. To date, 182 countries and the European Union ("EU") are Parties to the FCTC. The treaty requires Parties to have in place various tobacco control measures and recommends others. The FCTC governing body, the Conference of the Parties (“CoP”), has also adopted non-binding guidelines and policy recommendations related to certain articles of the FCTC that go beyond the text of the treaty. In October 2018, the CoP recognized the need for more scientific assessment and improved reporting to define policy on HTPs. Similar to its previous policy recommendations on e-cigarettes, the CoP invited countries to regulate, restrict or prohibit HTPs, as appropriate under their national laws.

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

Regulation should also include specific rules for ingredients, labeling and consumer communication, and should ensure that the public is informed about the health risks of all combustible and non-combustible tobacco and nicotine-containing products. Importantly, regulation must include measures designed to prevent initiation by underage persons and non-nicotine users. We support mandated accurate and factual health warnings on packaging, minimum age laws, restrictions on advertising, and smoking restrictions in public spaces. We also support regulatory measures that help reduce illicit trade. At the same time, we oppose excessive or prohibitive regulations that may prevent adult smokers, who would otherwise continue smoking, from accessing and switching to SFPs or trigger unintended consequences such as illicit trade.

Regulatory Restrictions

SFP Sales Prohibitions: Some governments have, or are seeking to, ban or severely restrict emerging tobacco and nicotine-containing products, such as our SFPs, and communication of truthful and non-misleading information about such products. Significant markets that have prohibited or severely restricted the sale of one or more category of SFP include Argentina, Brazil, Canada, France, India, Mexico, Turkey, Australia, Thailand, and Vietnam. In the U.S., some states and municipalities have introduced stringent restrictions on the sale of certain SFPs, including those authorized by the FDA.

These regulations can foreclose or unreasonably restrict adult consumer access to products that might be a better consumer choice than continuing to smoke cigarettes. These regulations could also constitute, in effect, non-tariff barriers to trade. We oppose blanket bans and unreasonable restrictions of products that have the potential to present less risk of harm compared to continued cigarette smoking. By contrast, we support regulation that sets clear standards for all SFP categories and propels innovation to benefit adult smokers who would otherwise continue to smoke cigarettes.

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

Other countries may follow the EU’s approach toward tobacco product ingredients. Broader ingredient bans have been adopted by, among others, Brazil (pending a court decision), Thailand, Hong Kong (pending implementation date), and Canada. Specific bans were introduced in countries such as Turkey, which has banned menthol. In the U.S., certain states and localities have adopted, or are considering adopting, flavor bans that apply to SFPs.

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

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion, including, for example, Algeria, Angola, Armenia, Bahrain, Colombia, Costa Rica, Dominican Republic, Egypt, Indonesia, Jordan, Kazakhstan, Kyrgyzstan, Lebanon, Morocco, the Philippines, Russia, Saudi Arabia, Tajikistan, Tunisia, the United Arab Emirates ("UAE"), the United Kingdom ("UK"), Ukraine, Uzbekistan and Vietnam. These standards may be mandatory or voluntary, depending on the market. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-Vapor products, national standards setting minimum quality and safety requirements have been adopted in several markets, including, for example, Armenia, Australia, Bahrain, China, Costa Rica, Egypt, France, Indonesia, Jordan, Morocco, New Zealand, the Philippines, Russia, Saudi Arabia, Tajikistan, the UAE, the UK, and Ukraine. These standards may be mandatory or voluntary, depending on the market.

Currently, national standards setting minimum quality and safety requirements for modern oral pouches have been adopted by the East African Community, as well as in several countries, including, for example, Angola, Armenia, Bahrain, Costa Rica, France, Malawi, Mexico, Moldova, Morocco, Pakistan, the Philippines, Sweden, UAE, the UK, Ukraine and Zimbabwe. These standards may be mandatory or voluntary, depending on the market.

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

Generation Bans: Certain jurisdictions are considering generation sales bans, which prohibit the sale of certain tobacco or nicotine products to people born after a particular year. In December 2022, New Zealand adopted regulatory measures prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures were limited to smoked tobacco products and did not apply to heated tobacco products and e-cigarettes. The New Zealand parliament repealed the measures in February 2024, before they were implemented. On November 5, 2024, the UK government introduced a bill to its Parliament, which if adopted, would ban the sale of tobacco products, including HTPs, herbal smoking products and cigarette papers to those born on or after January 1, 2009, as well as enabling the government to ban cigarette filters. The bill formally completed the parliamentary stages on April 21, 2026, and is now awaiting royal assent, after which it will become law.

Nicotine Content: Certain jurisdictions have implemented, or are considering to implement, a cap on the nicotine content of certain nicotine-containing products. In addition, some jurisdictions have also indicated that they are exploring reducing nicotine levels further, in some cases to levels that they describe as minimally or non-addictive.

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

The EU Single-Use Plastics Directive, which requires tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters, under Extended Producer Responsibility ("EPR") schemes, came into force on July 2, 2019, and subsequently all EU Member States transposed the directive into national legislation and brought into force mandatory EPR schemes and related EPR costs for tobacco manufacturers and importers. We currently expect further adoption of similar laws in other jurisdictions, and we are monitoring developments in this area. We do not estimate a material impact to our business in the EU as a result of compliance with these mandatory EPR schemes.

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

On July 5, 2023, we submitted applications to the FDA requesting renewal of the MRTP authorizations previously granted to the IQOS 2.4 device and three related consumables as well as the IQOS 3.0 device in the United States. On April 17, 2026, the FDA renewed the exposure modification orders with a stated expiration date in April 2031.

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

FDA Review of Oral Tobacco and Nicotine Products: PMTAs for 20 varieties of ZYN nicotine pouches were submitted in March 2020. On January 16, 2025, the FDA determined that all 20 ZYN nicotine pouch varieties met the applicable public health standard and were appropriate for the protection of public health and, therefore, authorized them for sale in the United States. In its assessment, the FDA concluded that “among several key considerations, the agency’s evaluation showed that, due to substantially lower amounts of harmful constituents than cigarettes and most smokeless tobacco products, such as moist snuff and snus, the authorized products pose lower risk of cancer and other serious health conditions than such products.”

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

We have made a number of ZYN submissions to the FDA that are at various stages of the regulatory process and we are preparing to bring innovations to market in the coming months. We are aware that certain of our competitors have recently marketed, or stated their intention to market, products that were not previously marketed in the United States and did not have a marketing granted order. We continue to evaluate the practices of the FDA and other regulators regarding products with respect to which regulatory submissions have been made. We may decide to commercialize products for which we have not received a marketing granted order where we believe that FDA enforcement would be inconsistent with its present practices and the Family Smoking Prevention and Tobacco Control Act.

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

To date, several governmental agencies have published their scientific findings that analyze the harm reduction potential of certain SFPs versus continuing to smoke cigarettes, including:

In December 2017, at the request of the UK Department of Health and Public Health England, the UK Committee on Toxicity published its assessment of the risk of heat-not-burn products relative to cigarette smoking. This assessment included analysis of scientific data for two heat-not-burn products, one of which was IQOS. The assessment concluded that, while still harmful to health, compared with the known risks from cigarettes, heat-not-burn products are probably less harmful. Subsequently, in February 2018, Public Health England published a report stating that the available evidence suggests that heat-not-burn products may be considerably less harmful than cigarettes but more harmful than e-cigarettes.

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

In August 2018, the Science & Technology Committee of the UK House of Commons published a report of its inquiry into e-cigarettes and heat-not-burn products. The report concluded that e-cigarettes are significantly less harmful to health than smoking tobacco. The report also observed that for those smokers who do not accept e-cigarettes, heat-not-burn products may offer a public health benefit despite their relative risk. The report called for a risk-proportionate regulatory environment for both e-cigarettes and heat-not-burn products and noted that e-cigarettes should remain the least taxed, cigarettes the most taxed, with heat-not-burn products falling between the two. The UK Committee on Advertising Practice announced the removal of a prohibition of health claims in the advertising of e-cigarettes in the UK, effective November 2018.

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

Illicit Trade

Illicit trade creates a cheap and unregulated supply of tobacco and nicotine-containing products, undermines efforts to reduce smoking prevalence, especially among youth, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 16% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the EU accounted for approximately 9% of total cigarette consumption in 2024. Illicit trade also increasingly targets SFPs.

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and internet channels and the implementation of tracking and tracing technologies. To date, 72 Parties, including the EU, have ratified the Protocol. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. The fourth Meeting of the Parties ("MOP4") concluded in November 2025, with no restrictions decided as regards duty-free tobacco sales, or as to whether the Protocol’s provisions cover electronic nicotine and non-nicotine delivery systems. MOP5 will take place in 2027. The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU were extended to include tobacco products other than cigarettes, including some of our SFPs, as of May 20, 2024.

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

We are subject to various trade restrictions imposed by the U.S., the EU, Switzerland, the UK, and other jurisdictions in which we do business (“Trade Sanctions”), including the trade and economic sanctions administered by the U.S. Department of the Treasury's Office of Foreign Assets Control (“OFAC”) and the U.S. Department of State. It is our policy to comply fully with these Trade Sanctions.

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

Following the start of the conflict in Ukraine on February 24, 2022, the U.S., the EU, the UK, Switzerland, Canada, Australia, New Zealand, Singapore, South Korea, Japan and other countries introduced extensive economic sanctions and export controls in relation to Russia. While the introduced sanctions vary from jurisdiction to jurisdiction, they are largely aligned. The restrictions target, among others, the Russian financial, banking, oil, military, aviation and marine sectors. The U.S. has also introduced a prohibition on new investment in the Russian Federation by a U.S. person, wherever located, and authorized the imposition of blocking sanctions on anyone operating in the Russian manufacturing sector. Among sanctions targets are Russian political figures and military personnel, certain oligarchs and journalists, and companies operating in the above-mentioned sectors. Export to Russia of certain luxury goods and goods and technology which might contribute to Russia’s technological enhancement was banned. Seven non-EU countries (Norway, Iceland, Liechtenstein, North Macedonia, Bosnia and Herzegovina, Montenegro, and Albania) announced that they “aligned themselves” with the majority of the EU sanctions. The U.S., the EU, Switzerland and Japan introduced additional trade restrictions banning, among many other goods, the export of certain non-tobacco materials used to produce cigarettes and heated tobacco consumables in Russia. The EU, Switzerland and the UK also prohibited technical assistance and other services related to restricted goods. The EU, Switzerland and the UK prohibited import into their territories of certain goods, including cigarettes, among others, which might generate significant revenues for Russia if they originate in Russia or are exported from Russia. The EU and Switzerland prohibited transfer and licensing of intellectual property rights in relation to restricted goods.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia (SSEA, CIS & MEA segment), which as of December 31, 2025 had a carrying value of $303 million. Previously, TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), a Dutch holding company in which PMI held a 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. MDBV was dissolved in December of 2025. Previously, Mr. Igor Kesaev was a non-majority shareholder of MDBV. The EU, the U.S., the UK, Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev.

The U.S., the UK, Switzerland and the EU banned the export of electric accumulators, static converters and electronic cigarettes and similar personal electric vaporizing devices, including IQOS devices, to Russia. Certain countries have also banned the delivery of services to Russia, such as information technology consultancy services, accounting and business and management consulting services, or require licenses to continue delivering these services to Russian persons or entities. We are working to mitigate any potential impacts from these restrictions.

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

The U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions, with additional tariff increases proposed. Although some of these tariffs were ruled unconstitutional by the U.S. Supreme Court in February 2026, new U.S. trade investigations, ongoing international investigations, and the likelihood of additional developments, have created a volatile environment for global trade. We expect the global tariff environment to remain volatile throughout 2026. PMI is actively monitoring developments, evaluating all changes, and adapting operations and compliance practices accordingly. For further details, see the "Impact of Tariffs on Our Business" section of this MD&A.

PMI continues to monitor the development of new sanctions and other trade laws in order to ensure full compliance.

Impact of Inflation on Our Business

Like many other global companies, we have experienced inflationary pressures in 2022, 2023, 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. In 2025, certain inflationary elements such as direct materials and utilities stabilized, with a moderate overall increase in inflationary pressures driven by tobacco leaf costs. The impact of inflation on cost of sales during 2025 was not material to our consolidated financial statements. The impact of inflation on cost of sales during the first three months of 2026 was not material to our condensed consolidated financial statements.

The current conflict in the Middle East, as discussed below, may result in increased inflationary pressures globally.

Impact of Tariffs on Our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy.

While the global tariff environment is volatile, as a global company with a broadly diversified production, a worldwide supplier network, including an established U.S. manufacturing base for nicotine pouches, and existing supply chains that are largely self-contained within their respective trade regions, we currently believe we are well-positioned to mitigate potential supply chain challenges and that the changing tariff environment will not have a material impact on our business. During the first three months of 2026, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2026.

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

Conflict in the Middle East

The Middle East conflict had an immaterial impact on our business in the first quarter, which affected shipments to Global Travel Retail and certain markets in the region for both combustibles and HTUs. While we have observed increased energy prices and some disruption in energy supply in a number of markets, this has not at this stage translated into a discernible shift in consumer behavior. The situation remains uncertain in both duration and potential impact, and it is difficult to assess the broader implications for the consumer or the global cost environment. This situation could lead to increased inflationary pressures, which could further impact consumer behavior as well as our transportation, energy, and other input costs. We will continue to closely monitor developments to assess the mid-to-long term consequences across the main variables.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supplies the market from production centers outside Ukraine. Production at our factory in Kharkiv remains suspended. We have invested over $30 million in a new production facility in the Lviv region, in Western Ukraine, where local production commenced in April 2024. As of March 31, 2026, our Ukrainian operations had approximately $0.7 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of March 31, 2026, our Russian operations had approximately $5.0 billion in total assets, excluding intercompany balances, of which approximately $2.3 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, PMI holds a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia, which as of March 31, 2026 had a carrying value of $307 million. For further details, see Note 13. Related Parties – Equity Investments and Other.

These developments above have or may have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Restructuring Activities

We discuss restructuring activities in Note 15. Restructuring Activities to our condensed consolidated financial statements.

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

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the three months ended March 31, 2026 and 2025, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting were not material.

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

Indonesia

On March 31, 2026, the Indonesia Stock Exchange (“IDX”) issued new free float regulations. Any listed company with a market capitalization of at least IDR 5 trillion and a public free float of less than 12.5% as of March 31, 2026 must increase its free float to at least 12.5% by March 31, 2027 and to at least 15% by March 31, 2028. One of PMI’s Indonesian subsidiaries, PT Hanjaya Mandala Sampoerna Tbk (“HMS”), is listed on the IDX. As of March 31, 2026, 7.5% of HMS’ equity, with a listed value of IDR 6.5 trillion (approximately $381 million), qualified as public free float under the new regulations. HMS is assessing the implications of these new requirements.

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

Financial Review

Cash Flow Highlights

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$(399)	$(350)
Net cash provided by (used in) investing activities	(3)	(434)
Net cash provided by (used in) financing activities	1,096	671

Net Cash Provided by (Used in) Operating Activities
During the first three months of 2026, net cash used in operating activities was $399 million as compared to net cash used in operating activities of $350 million in the first three months of 2025. The unfavorable variance was due primarily to lower currency-neutral net earnings, excluding non-cash losses recognized in the period related to the changes in the fair value of our investments in equity securities (for further details, see Note 13. Related Parties – Equity Investments and Other), other non-cash movements reflected in Other and fluctuations in the working capital requirements.

Cash used in the working capital in 2026 of $3.9 billion fluctuated by approximately 2% from the comparable 2025 period. The working capital requirements in both years were primarily driven by cash used in inventories and cash used in accrued liabilities and other current assets, reflecting the timing of excise tax-paid tactical inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments. Additionally, excise tax payments in 2025 included the disputed supplemental tax surcharge on heated tobacco products in Germany of approximately $0.8 billion which PMI elected to pay in January 2025 to avoid the future addition of interest (for further details refer to the International Smoke-Free segment section of this MD&A where we describe the case). Working capital used in accounts receivable in both years mainly reflected lower usage of our factoring arrangements to sell trade receivables, as well as the timing of sales and cash collections (for further details, see Note 14. Sale of Accounts Receivable).

For the full year 2026, we currently expect net cash provided by operating activities of around $13.5 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Provided by (Used in) Investing Activities

During the first three months of 2026, net cash used in investing activities decreased by $0.4 billion as compared to the first three months of 2025. This decrease in net cash used was primarily due to changes in the cash collateral posted for derivative instruments, reflecting the depreciation of the Euro and Swiss franc versus the U.S. dollar, favorable movements in investments in debt securities, and lower capital expenditures.

Capital expenditures of $353 million during the first three months of 2026 decreased by $51 million as compared with the first three months of 2025. The 2026 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2026 to be $1.4 billion to $1.6 billion, predominantly supporting the smoke-free business.

Net Cash Provided by (Used in) Financing Activities

During the first three months of 2026, net cash provided by financing activities was $1.1 billion as compared to net cash provided by financing activities of $0.7 billion in the first three months of 2025. The increase in net cash provided was primarily due to higher short-term borrowings in 2026 (primarily higher commercial paper outstanding in 2026) and changes in the cash collateral received for derivative instruments, reflecting the depreciation of the Euro and Swiss franc versus the U.S. dollar. This increase was partially offset by higher long-term debt repayments in 2026 and higher dividend payments.

Liquidity and Capital Resources

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

In certain jurisdictions, we are impacted by various capital controls and/or foreign currency exchange constraints that affect the ability of our subsidiaries in these jurisdictions to settle foreign currency denominated imports of goods and services and/or to pay dividends. These factors increase foreign currency devaluation risks, which may have a negative impact on our financial condition, net assets and results of operations in these jurisdictions.

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are mostly held with institutions that have investment-grade long-term credit rating. As of March 31, 2026 and December 31, 2025, we had cash and cash equivalent of $5.5 billion and $4.9 billion, respectively, the majority of which was held by our foreign subsidiaries, including $2.3 billion held in Russia in both periods.

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

Debt and Borrowing Arrangements
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At March 31, 2026, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s (1)	P-1	A2	Stable
Standard & Poor’s	A-2	A-	Positive
Fitch	F1	A	Stable

(1) On April 14, 2026, Moody’s revised PMI's outlook from "Stable" to "Positive".

Debt – Our total debt was $51.9 billion at March 31, 2026, and $48.8 billion at December 31, 2025. Foreign currency denominated debt and the majority of our $54.2 billion gross notional amount of derivative financial instruments are subject to foreign currency exchange rates fluctuation, primarily between the Euro and U.S. Dollar, which could impact our debt levels and the pace of anticipated deleveraging. For further details, including the fair value and currency denomination of our debt, see Note 6. Financial Instruments and Note 11. Indebtedness. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 6, 2026, we filed a shelf registration statement with the U.S. Securities and Exchange Commission, under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At March 31, 2026, we had $5.5 billion of commercial paper outstanding. At December 31, 2025, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first three months of 2026 was $4.8 billion. The average commercial paper balance outstanding during 2025 was $3.0 billion. For further details, see Note 11. Indebtedness.

Revolving Credit Facilities – At March 31, 2026, our total committed revolving credit facilities were $6.2 billion, and there were no borrowings outstanding. The entire committed amounts were available for borrowing.

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

For further details on our revolving credit facilities, including other short-term credit arrangements, see Note 11. Indebtedness.

Term Loan Facility related to the Financing of the Swedish Match Acquisition – As of March 31, 2026, borrowings in the amount of €2.5 billion (approximately $2.9 billion) under the 5-year tranche of the term loan facility remained outstanding. For further details, see Note 11. Indebtedness.

Sale of Accounts Receivable – To mitigate credit risk and enhance cash and liquidity management, we sell trade receivables to unaffiliated financial institutions. For further details, see Note 14. Sale of Accounts Receivable.

Supply Chain Financing – We engage with unaffiliated global financial institutions that offer a voluntary supply chain financing program to some of our suppliers. For further details, see Note 17. Supply Chain Financing\.

Guarantees – At March 31, 2026, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

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

Equity and Dividends

We discuss our stock awards as of March 31, 2026 in Note 3. Stock Plans to our condensed consolidated financial statements.

Dividends paid in the first three months of 2026 were $2.3 billion. During the third quarter of 2025, our Board of Directors approved an 8.9% increase in the quarterly dividend to $1.47 per common share. As a result, the present annualized dividend rate is $5.88 per common share.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document, particularly in the Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations — Business Environment section in this report. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Additionally, the following disclosures reflect our beliefs and opinions as to future risks and uncertainties. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

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
We are subject to highly competitive conditions in all aspects of our business. See Item 1, Business—Competition of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for a description of the competitive environment in which we operate. The competitive environment and our competitive position can be significantly influenced by weak economic conditions; erosion of consumer confidence; competitors' introduction of lower-price products or innovative products; adult smoker willingness to convert to our SFPs; higher product taxes; higher absolute prices and larger gaps between retail price categories; unfair competition; more effective adoption of artificial intelligence tools and processes by our competitors; and product regulation that diminishes the ability to differentiate products, restricts adult consumer access to truthful and non-misleading information about our SFPs, or disproportionately impacts the commercialization of our products in relation to our competitors.

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
We currently generate significant cash flows from ongoing operations and have access to global credit markets through our various short- and long-term financing activities. Our financial performance, our credit ratings, interest rates, the stability of financial institutions with which we partner, geopolitical or national developments, the stability and liquidity of the credit markets and the state of the global economy could affect the availability and cost of financing.

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
We continuously monitor the values of our long-lived assets, reporting units, intangible assets, as well as investments in equity securities, to determine whether events or changes in circumstances indicate that an impairment exists. We also test goodwill and non-amortizable intangible assets for impairment annually. The values of these assets may be affected by several factors, including general macroeconomic and geopolitical conditions; regulatory and legal developments; changes in product volume growth rates; changes in pricing strategies and cost bases; discount rates; success of planned new product expansions; competitive activity; and income and excise taxes. If an impairment is determined to exist, we will incur impairment losses, which could have a material adverse effect on our results of operations or financial position. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Estimates of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 for additional information concerning impairment determination and calculation.

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

Risks Related to our Global Operations

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

While we do not now expect that the recent and currently anticipated trade tariffs imposed by the U.S. and other countries will materially impact our business, the global tariff environment is volatile and further tariff or trade related developments could result in risks to PMI’s business, including increased production costs; limited market access; supplier financial condition degradation resulting in reduced or interrupted supplies; and price increases or other economic impacts that could reduce consumer demand. Additionally, while the impact of the Middle East conflict on our business in the first quarter was immaterial, the duration and potential impact of the situation remain uncertain and it could lead to increased inflationary pressures, which could impact consumer behavior as well as our transportation, energy, and other input costs; broader geopolitical instability; security or cybersecurity incidents; or other consequences that, individually or in the aggregate, may materially adversely affect our business, results of operations, cash flows, or financial condition.

Any of the foregoing developments could cause significant volume declines in our Global Travel Retail business and certain other key markets; disrupt or delay our distribution, manufacturing or supply chain; increase currency volatility; increase costs of our materials and operations and lead to loss of property or equipment that are critical to our business in certain markets and difficulty in staffing and managing our operations, all of which could have a material adverse effect on our business, operations, volumes, revenues, cash flows, financial position, net earnings and profitability. We discuss additional risks associated with Russia's invasion of Ukraine above.

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
Investigations include, among other matters, allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising or distribution, product safety or specification allegations, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Note 9. Contingencies—Other Litigation to our condensed consolidated financial statements and Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Operating Results by Business Segment—Business Environment—Governmental Investigations.

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

Item 4. Controls and Procedures.

PMI carried out an evaluation, with the participation of PMI’s management, including PMI’s Group CEO PMI and Group Chief Financial Officer, of the effectiveness of PMI’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, PMI’s Group CEO PMI and Group Chief Financial Officer concluded that PMI’s disclosure controls and procedures are effective. There have been no changes in PMI’s internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, PMI’s internal control over financial reporting.

Part II - OTHER INFORMATION

Item 1.Legal Proceedings.
See Note 9. Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this report for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A. Risk Factors.
Information regarding Risk Factors appears in “MD&A – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended March 31, 2026, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
January 1, 2026 – January 31, 2026	—	$—	—	$—
February 1, 2026 – February 28, 2026	—	$—	—	$—
March 1, 2026 – March 31, 2026	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
January 1, 2026 – January 31, 2026 (1)	9,583	$160.37
February 1, 2026 – February 28, 2026 (1)	257,783	$182.64
March 1, 2026 – March 31, 2026 (1)	3,104	$185.36
For the Quarter Ended March 31, 2026	270,470	$181.88

(1)Shares repurchased represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 5.    Other Information.

During the three months ended March 31, 2026, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1	Employment Agreement with Massimo Andolina, effective August 1, 2013.

10.2	Supplemental Letter to the Employment Agreement with Massimo Andolina, effective November 1, 2025.

10.3	Supplemental Letter to the Employment Agreement with Jacek Olczak, effective February 1, 2026.

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
Group Chief Financial Officer
April 24, 2026