Form 10-Q
period 2026-06-30
Philip Morris International Inc.
filed 2026-07-24
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At July 17, 2026, there were 1,558,613,439 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Net revenues 1 & 2 (Note 13)	$21,338	$19,441
Cost of sales (Note 1)	6,774	6,305
Gross profit	14,564	13,136
Marketing, administration and research costs (Notes 1 & 15)	5,838	5,416
Impairment of goodwill (Note 5)	—	41
Corporate expenses and other (Note 1)	303	423
Operating income	8,423	7,256
Interest expense, net	480	518
Pension and other employee benefit (income) costs (Note 4)	(10)	23
Earnings before income taxes	7,953	6,715
Provision for income taxes	1,631	1,311
Impairment related to the RBH equity investment (Note 13)	511	—
Equity investments and securities (income)/loss, net (Note 13)	244	(581)
Net earnings	$5,567	$5,985
Net earnings attributable to noncontrolling interests	312	256
Net earnings attributable to PMI	$5,255	$5,729
Per share data (Note 7):
Basic earnings per share	$3.36	$3.67
Diluted earnings per share	$3.36	$3.67
(1) Includes net revenues from related parties of $2,440 million and $2,080 million for the six months ended June 30, 2026 and 2025, respectively.
(2) Net revenues are shown net of excise tax on products. For the six months ended June 30, 2026 and 2025, excise tax on products was $27,826 million and $25,274 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended June 30,
	2026	2025
Net revenues 1 & 2 (Note 13)	$11,192	$10,140
Cost of sales (Note 1)	3,533	3,274
Gross profit	7,659	6,866
Marketing, administration and research costs (Notes 1 & 15)	2,981	2,988
Impairment of goodwill (Note 5)	—	41
Corporate expenses and other (Note 1)	148	125
Operating income	4,530	3,712
Interest expense, net	243	277
Pension and other employee benefit (income) costs (Note 4)	(5)	11
Earnings before income taxes	4,292	3,424
Provision for income taxes	955	652
Impairment related to the RBH equity investment (Note 13)	511	—
Equity investments and securities (income)/loss, net (Note 13)	(159)	(376)
Net earnings	2,985	3,148
Net earnings attributable to noncontrolling interests	168	109
Net earnings attributable to PMI	$2,817	$3,039
Per share data (Note 7):
Basic earnings per share	$1.80	$1.95
Diluted earnings per share	$1.80	$1.95
(1) Includes net revenues from related parties of $1,255 million and $1,143 million for the three months ended June 30, 2026 and 2025, respectively.
(2) Net revenues are shown net of excise tax on products. For the three months ended June 30, 2026 and 2025, excise tax on products was $14,973 million and $13,272 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Net earnings	$5,567	$5,985
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(139) in 2026 and $433 in 2025	491	(1,626)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2026 and $0 in 2025	(19)	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2026 and $(7) in 2025	—	12
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(14) in 2026 and $(25) in 2025	50	93
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(26) in 2026 and $43 in 2025	135	(235)
(Gains) losses transferred to earnings, net of income taxes of $16 in 2026 and $9 in 2025	(73)	(50)
Total other comprehensive earnings (losses)	584	(1,806)
Total comprehensive earnings	6,151	4,179
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	256	289
Comprehensive earnings attributable to PMI	$5,895	$3,890

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended June 30,
	2026	2025
Net earnings	$2,985	$3,148
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(17) in 2026 and $339 in 2025	81	(1,922)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2026 and $0 in 2025	3	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $0 in 2026 and $(7) in 2025	—	12
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(7) in 2026 and $(11) in 2025	25	47
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(8) in 2026 and $19 in 2025	41	(113)
(Gains) losses transferred to earnings, net of income taxes of $9 in 2026 and $7 in 2025	(41)	(29)
Total other comprehensive earnings (losses)	109	(2,005)
Total comprehensive earnings	3,094	1,143
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	145	140
Comprehensive earnings attributable to PMI	$2,949	$1,003

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$5,999	$4,872
Trade receivables (less allowances of $64 in 2026 and $23 in 2025) (1)	5,179	4,572
Other receivables (less allowances of $24 in 2026 and $24 in 2025)	1,295	1,238
Inventories:
Leaf tobacco	2,639	2,425
Other raw materials	2,629	2,223
Finished product	6,168	6,830
	11,436	11,478
Other current assets	2,097	2,203
Total current assets	26,006	24,363
Property, plant and equipment, at cost	19,556	19,616
Less: accumulated depreciation	11,243	11,219
	8,313	8,397
Goodwill (Note 5)	16,917	17,264
Other intangible assets, net (Note 5)	10,178	10,884
Equity investments (Note 13)	2,130	2,891
Deferred income taxes	1,137	1,247
Other assets (less allowances of $11 in 2026 and $12 in 2025)	3,590	4,139
TOTAL ASSETS	$68,271	$69,185

(1) Includes trade receivables from related parties of $1,043 million and $839 million as of June 30, 2026, and December 31, 2025, respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	June 30, 2026	December 31, 2025
LIABILITIES
Short-term borrowings (Note 11)	$3,341	$168
Current portion of long-term debt (Note 11)	3,406	3,533
Accounts payable	3,919	4,407
Accrued liabilities:
Marketing and selling	1,348	1,354
Taxes, except income taxes	6,572	7,555
Employment costs	1,293	1,545
Dividends payable	2,314	2,312
Other	3,273	3,298
Income taxes	1,076	1,255
Total current liabilities	26,542	25,427
Long-term debt (Note 11)	42,366	45,134
Deferred income taxes	2,057	2,065
Employment costs	2,249	2,406
Other liabilities	1,714	2,181
Total liabilities	74,928	77,213
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2026 and 2025)	—	—
Additional paid-in capital	2,477	2,453
Earnings reinvested in the business	36,055	35,400
Accumulated other comprehensive losses (Note 12)	(11,656)	(12,296)
	26,876	25,557
Less: cost of repurchased stock (550,713,450 and 552,659,642 shares in 2026 and 2025, respectively)	35,459	35,551
Total PMI stockholders’ deficit	(8,583)	(9,994)
Noncontrolling interests	1,926	1,966
Total stockholders’ deficit	(6,657)	(8,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$68,271	$69,185

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$5,567	$5,985

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	1,023	970
Impairment of goodwill (Note 5)	—	41
Impairment related to the RBH equity investment (Note 13)	511	—
Deferred income tax (benefit) provision	(10)	(274)
Restructuring charges, net of cash paid (Note 15)	(15)	239
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(690)	(780)
Inventories	(80)	(419)
Accounts payable	(284)	(161)
Accrued liabilities and other current assets	(1,081)	(1,972)
Income taxes	(200)	(611)
Pension plan contributions (Note 4)	(67)	(62)
Other	419	106
Net cash provided by (used in) operating activities	5,093	3,062

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(733)	(760)
Proceeds from sale of businesses, net of cash disposed (Note 2)	87	32
Purchases of debt securities	(5)	(105)
Sales and maturities of debt securities	193	25
Equity investments	(45)	(35)
Collateral posted/settlements for derivatives, (paid)/returned (Note 6)	543	(1,953)
Other	(17)	46
Net cash provided by (used in) investing activities	23	(2,750)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$2,525	$2,294
Issuances - maturities longer than 90 days	1,659	170
Repayments - maturities longer than 90 days	(994)	(70)
Long-term debt proceeds	1,478	3,596
Long-term debt repaid	(4,021)	(1,566)
Dividends paid	(4,604)	(4,222)
Collateral received/settlements for derivatives, received/(returned)	404	(824)
Noncontrolling interests activity and Other	(326)	(268)
Net cash provided by (used in) financing activities	(3,879)	(890)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(105)	500

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	1,132	(78)
Balance at beginning of period	4,892	4,254
Balance at end of period	$6,024	$4,176

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $25 million and $38 million as of June 30, 2026 and 2025, respectively, and $20 million and $38 million as of December 31, 2025 and 2024, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Six Months Ended June 30, 2026 and 2025
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2025	$—	$2,335	$32,869	$(11,314)	$(35,640)	$1,880	$(9,870)
Net earnings			5,729			256	5,985
Other comprehensive earnings (losses), net of income taxes				(1,839)		33	(1,806)
Issuance of stock awards		29			87		116
Dividends declared ($2.70 per share)			(4,222)				(4,222)
Dividends paid to noncontrolling interests						(215)	(215)
Balances, June 30, 2025	$—	$2,364	$34,376	$(13,153)	$(35,553)	$1,954	$(10,012)
Balances, January 1, 2026	$—	$2,453	$35,400	$(12,296)	$(35,551)	$1,966	$(8,028)
Net earnings			5,255			312	5,567
Other comprehensive earnings (losses), net of income taxes				640		(56)	584
Issuance of stock awards		24			92		116
Dividends declared ($2.94 per share)			(4,600)				(4,600)
Dividends paid to noncontrolling interests						(296)	(296)
Balances, June 30, 2026	$—	$2,477	$36,055	$(11,656)	$(35,459)	$1,926	$(6,657)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended June 30, 2026 and 2025
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, April 1, 2025	$—	$2,326	$33,447	$(11,117)	$(35,557)	$1,975	$(8,926)
Net earnings			3,039			109	3,148
Other comprehensive earnings (losses), net of income taxes				(2,036)		31	(2,005)
Issuance of stock awards		38			4		42
Dividends declared ($1.35 per share)			(2,110)				(2,110)
Dividends paid to noncontrolling interests						(161)	(161)
Balances, June 30, 2025	$—	$2,364	$34,376	$(13,153)	$(35,553)	$1,954	$(10,012)
Balances, April 1, 2026	$—	$2,433	$35,538	$(11,788)	$(35,462)	$1,979	$(7,300)
Net earnings			2,817			168	2,985
Other comprehensive earnings (losses), net of income taxes				132		(23)	109
Issuance of stock awards		44			3		47
Dividends declared ($1.47 per share)			(2,300)				(2,300)
Dividends paid to noncontrolling interests						(198)	(198)
Balances, June 30, 2026	$—	$2,477	$36,055	$(11,656)	$(35,459)	$1,926	$(6,657)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Note 1. Background and Basis of Presentation:

Background

Philip Morris International Inc. is a holding company incorporated in Virginia, U.S.A. (also referred to herein as the U.S., the United States or the United States of America), whose subsidiaries and affiliates and their licensees are primarily engaged in the manufacture and sale of cigarettes and smoke-free products. Throughout these financial statements, the term "PMI" refers to Philip Morris International Inc. and its subsidiaries and affiliates.

Smoke-Free Business ("SFB”) is the term PMI uses to refer to all of its smoke-free products. SFB also includes wellness products, as well as consumer accessories.

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

Note 2. Acquisitions and Divestitures:

Sale of certain other businesses

During the fourth quarter of 2025, PMI completed the sale of one business and classified as held-for-sale net assets of certain other businesses (disposal group), primarily related to its consumer accessories products acquired as part of the Swedish Match AB acquisition in 2022. $142 million of the disposal group assets and $59 million of the disposal group liabilities were classified as held-for-sale and were included within other current assets and other accrued liabilities, respectively, in PMI’s consolidated balance sheet as of December 31, 2025. As a result, PMI recorded a pre-tax loss of $94 million, primarily related to the impairment charge to record the net assets held-for-sale at the lower of their carrying value or fair value less costs to sell

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
and the loss on the completed sale, of which $6 million related to the reclassification of currency translation losses from other comprehensive losses ($3 million reflected in the fourth quarter of 2025 and $3 million in the second quarter of 2026 upon completion of sales of the respective businesses). The loss on sale has been recorded in marketing, administration and research costs in PMI’s consolidated statement of earnings for the year ended December 31, 2025. The estimated fair value of the disposal group less costs to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group.

In the second quarter of 2026, PMI completed the sale of the remaining other businesses previously classified as held-for-sale for a total consideration of $121 million, of which $87 million of cash proceeds were received at closing and $34 million of deferred consideration recorded in other receivables and other assets.

Note 3. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At June 30, 2026, shares available for grant under the 2022 Plan were 15,097,356.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At June 30, 2026, shares available for grant under the plan were 836,062.

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

During the six months and three months ended June 30, 2026 and 2025, the recorded compensation expense related to RSU awards and the respective tax benefit (charge) were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	Compensation Expense Related to RSU Awards	Tax Benefit/(Charge) Related to RSU Awards	Compensation Expense Related to RSU Awards	Tax Benefit/(Charge) Related to RSU Awards
2026	$113	$43	$41	$11
2025	$97	$26	$34	$6

The compensation expense was recorded in corporate expenses and other costs.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2026 and 2025, shares granted to eligible employees and the weighted-average grant date fair value per share were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2026	1,285,510	$ 182.60
2025	1,506,180	$ 145.19

During the six months ended June 30, 2026, 1,405,563 RSU awards vested. The grant date fair value of all the vested awards was approximately $145 million. The total fair value of RSU awards that vested during the six months ended June 30, 2026, was approximately $255 million.

As of June 30, 2026, PMI had $290 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over the performance cycle of the awards of approximately three years.

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

The performance metrics for such PSUs granted during the six months ended June 30, 2026, consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a VALUE Index, which consists of two drivers:

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

The performance metrics, targets and relative weights for the PSUs granted during the six months ended June 30, 2026, were the same as the PSUs granted during the six months ended June 30, 2025, with the exception of changes made to certain components of the Sustainability Index, which was replaced with the VALUE Index. The VALUE Index, built on the foundation of the Sustainability Index, continues to follow the same guiding principles, structure and governance while reflecting a more focused approach to incentivizing progress on key transformation matters. The division and relative weight of product and operational KPIs remain the same.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the six months ended June 30, 2026 and 2025, the recorded compensation expense related to PSU awards, and the respective tax benefit (charge) were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	Compensation Expense related to PSU Awards	Tax Benefit/(Charge) Related to PSU Awards	Compensation Expense related to PSU Awards	Tax Benefit/(Charge) Related to PSU Awards
2026	$53	$27	$7	$5
2025	$60	$17	$9	$1

The compensation expense was recorded in corporate expenses and other costs.

During the six months ended June 30, 2026 and 2025, shares granted to eligible employees and the weighted-average grant date fair value per share related to PSU awards were as follows:

	Number of Shares Granted	Weighted- Average PSU Grant Date Fair Value Subject to Other Performance Factors (Per Share)	Weighted- Average PSU Grant Date Fair Value Subject to TSR Performance Factors (Per Share)
2026	327,880	$ 182.81	$ 236.97
2025	396,400	$ 145.35	$ 213.72

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

During the six months ended June 30, 2026, 816,829 PSU awards vested. The grant date fair value of all the vested awards was approximately $94 million. The total fair value of PSU awards that vested during the six months ended June 30, 2026, was approximately $149 million.

As of June 30, 2026, PMI had $62 million of total unrecognized compensation cost related to non-vested PSU awards, which is expected to be recognized over the performance cycle of the awards of approximately three years.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension and other employee benefit (income) costs per the condensed consolidated statements of earnings consisted of the following:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net pension costs (income)	$(81)	$(42)	$(40)	$(22)
Net postemployment costs	63	58	31	29
Net postretirement costs	8	7	4	4
Total pension and other employee benefit (income) costs	$(10)	$23	$(5)	$11

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Service cost	$111	$116	$55	$59
Interest cost	118	102	59	52
Expected return on plan assets	(244)	(210)	(122)	(108)
Amortization:
Net loss	46	67	23	34
Prior service cost (credit)	(1)	(1)	—	—
Net periodic pension cost	$30	$74	$15	$37
(1) Primarily non-U.S. based defined benefit retirement plans.

All of the amounts in the table above, other than service cost, are recognized in pension and other employee benefit costs in the condensed consolidated statement of earnings.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $67 million were made to the pension plans during the six months ended June 30, 2026. Currently, PMI anticipates making additional contributions during the remainder of 2026 of approximately $79 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 5. Goodwill and Other Intangible Assets, net:

Goodwill

The movements in goodwill were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S. (a)	Total
Balances, December 31, 2025	$3,913	$4,862	$8,489	$17,264
Changes due to:
Currency	(186)	(152)	(9)	(347)
Balances, June 30, 2026	$3,727	$4,710	$8,480	$16,917
(a) U.S. goodwill balance is net of accumulated impairment losses of $556 million at June 30, 2026, and December 31, 2025. These accumulated losses, which relate to PMI's wellness unit Aspeya, exclude amounts related to businesses which were subsequently sold or reclassified as held-for-sale.

At June 30, 2026, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB, as well as acquisitions in Indonesia, the Philippines, Egypt, Greece, Mexico, and Serbia.

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

During the second quarter of 2026, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. As a result of this review, no impairment charges were required.

Each of PMI's reporting units had fair values substantially in excess of their carrying values. PMI continues to monitor the Wellness reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals and authorizations, and other market factors could result in future goodwill and other intangible asset impairments.

Impairment of Goodwill in 2025

During the second quarter of 2025, PMI completed its annual review of goodwill and non-amortizable intangible assets for potential impairment. As a result of updated financial projections, it was determined that the estimated fair value of a business, which was a separate reporting unit in 2025, related to the consumer accessories products acquired as part of the Swedish Match AB acquisition in 2022 was lower than its carrying value. Consequently, PMI recorded in the second quarter of 2025 a goodwill impairment charge of $41 million, which represented the entirety of the goodwill recorded in the reporting unit. For further details, see Note 2. Acquisitions and Divestitures.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Intangible Assets

Details of other intangible assets were as follows:

		June 30, 2026			December 31, 2025
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,661		$4,661	$4,776		$4,776
Amortizable intangible assets:
Trademarks	14 years	2,175	$1,027	1,148	2,227	$984	1,243
Reacquired commercialization rights for IQOS in the U.S.	3 years	2,777	1,203	1,574	2,777	926	1,851
Developed technology, including patents	6 years	349	172	177	358	160	198
Customer relationships and other	9 years	3,809	1,191	2,618	3,873	1,057	2,816
Total other intangible assets		$13,771	$3,593	$10,178	$14,011	$3,127	$10,884

Changes in the net carrying amount of intangible assets were as follows:

		Changes Due To:
	December 31, 2025	Amortization & Impairment	Acquisitions & Divestitures	Currency & Other	June 30, 2026
Non-amortizable intangible assets	$4,776	$—	$—	$(115)	$4,661

Amortizable intangible assets:	6,108	(503)	—	(88)	5,517
Gross book value	9,235		—	(125)	9,110
Accumulated amortization	(3,127)	(503)	—	37	(3,593)
Total Intangibles, net	$10,884	$(503)	$—	$(203)	$10,178

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with PMI's acquisition in Egypt.

Amortization expense for each of the next five years is estimated to be approximately $1,000 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At June 30, 2026	At December 31, 2025
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$29,207	$29,062
Interest rate contracts	4,800	4,700
Commodity contracts	3	3
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	18,144	16,278
Total	$52,154	$50,043

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	June 30, 2026	December 31, 2025	Balance Sheet Classification	June 30, 2026	December 31, 2025
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$587	$378	Other accrued liabilities	$161	$499
	Other assets	130	107	Other liabilities	492	853
Interest rate contracts	Other current assets	4	—	Other accrued liabilities	4	27
	Other assets	12	77	Other liabilities	22	—
Commodity contracts	Other current assets	—	—	Other accrued liabilities	—	1
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	442	91	Other accrued liabilities	151	319
	Other assets	—	—	Other liabilities	184	276
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$1,175	$653		$1,014	$1,975
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(575)	(444)		(575)	(444)
Cash collateral received/pledged		(553)	(183)		(410)	(1,374)
Net amount		$47	$26		$29	$157

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate derivatives is determined using prevailing spot and forward foreign exchange rates, spot and forward interest rates, and the instruments' respective maturity dates. The fair value of currency options is estimated using a Black-Scholes valuation model that incorporates foreign exchange spot rates, interest rate differentials, currency volatilities, strike rates and maturity dates. The fair value of PMI’s commodity contracts is determined using prevailing market spot and futures prices and the corresponding maturity dates. PMI’s derivative contracts have been classified within Level 2 at June 30, 2026 and December 31, 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the six months ended June 30, 2026 and 2025, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Six Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2026	2025		2026	2025	2026	2025
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$148	$(279)	Net revenues	$53	$63
			Marketing, administration and research costs	12	(27)
			Interest expense, net	—	(1)
Interest rate contracts	12	1	Interest expense, net	24	28
Commodity contracts	1	—	Cost of sales	—	(4)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(68)	$66
Net investment hedges (b):
Foreign exchange contracts	638	(1,992)	Interest expense, net (c)			174	141
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			135	183
			Marketing, administration and research costs (d)			317	(1,350)
Total	$799	$(2,270)		$89	$59	$558	$(960)
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represents the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are largely offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended June 30, 2026 and 2025, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended June 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2026	2025		2026	2025	2026	2025
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$50	$(133)	Net revenues	$31	$11
			Marketing, administration and research costs	7	14
			Interest expense, net	—	(1)
Interest rate contracts	(1)	2	Interest expense, net	12	14
Commodity contracts	—	(1)	Cost of sales	—	(2)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(31)	$19
Net investment hedges (b):
Foreign exchange contracts	83	(1,555)	Interest expense, net (c)			86	71
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			69	90
			Marketing, administration and research costs (d)			57	(1,108)
Total	$132	$(1,687)		$50	$36	$181	$(928)
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represents the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are largely offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Cash Flow Hedges

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of June 30, 2026, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through December 2028. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Fair Value Hedges
PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of June 30, 2026 was $6,148 million, including $1,396 million related to discontinued hedges, and was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $12 million as of June 30, 2026.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the six months ended June 30, 2026 and 2025, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive gains within currency translation adjustments, was $7 million and nil, respectively. For the three months ended June 30, 2026 and 2025, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $(6) million and nil, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Gain/(loss) as of beginning of period,	$284	$467	$346	$324
Derivative (gains)/losses transferred to earnings	(73)	(50)	(41)	(29)
Change in fair value	135	(235)	41	(113)
Gain/(loss) as of June 30,	$346	$182	$346	$182

At June 30, 2026, PMI expects $171 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments
Certain PMI investments, which are comprised of Indonesian rupiah denominated bonds in Indonesia, have been classified within Level 2 and had a fair value of $24 million at June 30, 2026. For the six months and three months ended June 30, 2026, the gross unrealized pre-tax gains (losses) on these investments were immaterial.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Net earnings attributable to PMI	$5,255	$5,729	$2,817	$3,039
Less distributed and undistributed earnings attributable to share-based payment awards (1)	14	16	7	8
Net earnings for basic and diluted EPS	$5,241	$5,713	$2,810	$3,031
Weighted-average shares for basic EPS	1,558	1,556	1,559	1,557
Plus contingently issuable performance stock units (PSUs)(1)	2	2	1	1
Weighted-average shares for diluted EPS	1,560	1,558	1,560	1,558
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

Net revenues, cost of sales and gross profit by segment were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Six Months Ended June 30, 2026
Net revenues	$7,713	$12,147	$1,478	$21,338
Cost of sales	(2,313)	(3,917)	(544)	(6,774)
Gross profit	$5,400	$8,229	$935	$14,564
For the Six Months Ended June 30, 2025
Net revenues	$6,471	$11,209	$1,762	$19,441
Cost of sales	(2,066)	(3,774)	(466)	(6,305)
Gross profit	$4,405	$7,435	$1,296	$13,136

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Three Months Ended June 30, 2026
Net revenues	$3,877	$6,459	$856	$11,192
Cost of sales	(1,161)	(2,071)	(301)	(3,533)
Gross profit	$2,716	$4,388	$555	$7,659
For the Three Months Ended June 30, 2025
Net revenues	$3,395	$5,883	$862	$10,140
Cost of sales	(1,076)	(1,947)	(252)	(3,274)
Gross profit	$2,319	$3,936	$611	$6,866
Note: Amounts may not foot due to rounding

PMI disaggregates its net revenues from contracts with customers by product category for each reportable segment. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Smoke-free:
International Smoke-Free	$7,713	$6,471	$3,877	$3,395
U.S.	1,311	1,584	768	766
of which, Wellness	118	109	56	57
Total Smoke-free	9,024	8,055	4,645	4,161
Combustible tobacco:
International Combustibles	12,147	11,209	6,459	5,883
U.S.	167	178	88	96
Total Combustible tobacco	12,314	11,386	6,547	5,979
Total PMI net revenues	$21,338	$19,441	$11,192	$10,140
Note: Amounts may not foot due to rounding

Net revenues related to smoke-free, excluding wellness, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of PMI's products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories. Net revenues related to wellness refer to the operating revenues generated from the sale of products, primarily associated with oral and intra-oral delivery systems.
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

Other segment data were as follows:

(in millions)	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization expense:
International Smoke-Free	$180	$160	$90	$82
International Combustibles	136	143	69	72
U.S.	54	45	27	22
Total depreciation and amortization expense by segment	370	348	186	176
Other(1)	653	622	327	314
Total depreciation and amortization expense	$1,023	$970	$513	$490
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

It is possible that our consolidated financial statements, including our results of operations, cash flows or financial position, could be materially affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. Nevertheless, although litigation is subject to uncertainty, we and each of our subsidiaries named as a defendant believe, and each has been so advised by counsel handling the respective cases, that we have valid defenses to the litigation pending against us, as well as valid bases for appeal of adverse verdicts. All such cases are, and will continue to be, vigorously defended. However, we and our subsidiaries may enter into settlement discussions in particular cases if we believe it is in our best interests to do so.
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
Combustible tobacco products litigation

Since 1995, more than 600 combustible tobacco product-related cases, including smoking and health, label-related, health care cost recovery, and public civil actions, have been filed by governmental entities or individual plaintiffs, or on behalf of a class or purported class of individual plaintiffs, against a PMI entity. All cases resolved by final and non-appealable liability judgment have been terminated in our favor and only a small number of cases remain pending. The pending cases include seven health care cost recovery cases, one public civil action, and individual cases. These do not include nine proposed class actions and ten health care cost recovery cases that have been released pursuant to the plan of compromise and arrangement under the Companies' Creditors Arrangement Act (“CCAA”) of PMI's wholly owned subsidiary in Canada, Rothmans, Benson & Hedges Inc. (the “CCAA Plan”), that have been or will be formally dismissed in due course, and are no longer reported here. The amounts at issue in the pending individual cases would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position. Of the pending combustible tobacco product-related cases, two individual cases were initially decided in favor of plaintiffs, and remain on appeal. Final resolution in the

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
amount of the verdict in such cases would not have a material adverse effect on our consolidated financial statements, including our results of operations, cash flows, or financial position.

Pending claims related to combustible tobacco products generally fall within the following categories:

Health Care Cost Recovery Litigation: These cases, brought by governmental and non-governmental plaintiffs, seek reimbursement of health care cost expenditures allegedly caused by tobacco products. Plaintiffs' allegations of liability in these cases are based on various theories of recovery, including unjust enrichment, negligence, negligent design, strict liability, breach of express and implied warranties, violation of a voluntary undertaking or special duty, fraud, negligent misrepresentation, conspiracy, public nuisance, defective product, failure to warn, sale of cigarettes to minors, and claims under statutes governing competition and deceptive trade practices. Plaintiffs in these cases seek various forms of relief, including compensatory and other damages, and injunctive and equitable relief. Defenses raised in these cases include lack of proximate cause, remoteness of injury, failure to state a claim, adequate remedy at law, “unclean hands” (namely, that plaintiffs cannot obtain equitable relief because they participated in, and benefited from, the sale of cigarettes), and statute of limitations.

As of June 30, 2026, excluding the cases that have been or will be dismissed pursuant to the CCAA Plan described above, there were 7 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Korea (1) and Nigeria (5), compared with 17 such cases as of June 30, 2025.
In the health care cost recovery case in Brazil, The Attorney General of Brazil v. Souza Cruz Ltda., et al., Federal Trial Court, Porto Alegre, Rio Grande do Sul, Brazil, filed May 21, 2019, we, our subsidiaries, and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases in certain prior years, payment of anticipated costs of treating future alleged smoking-related diseases, and moral damages. Defendants filed answers to the complaint in May 2020. Between May and July 2026, at the direction of the court, plaintiff, defendants and the public prosecutor filed their closing arguments.
In the first health care cost recovery case in Nigeria, The Attorney General of Lagos State v. British American Tobacco (Nigeria) Limited, et al., High Court of Lagos State, Lagos, Nigeria, filed March 13, 2008, we and other members of the industry are defendants. Plaintiff seeks reimbursement for the cost of treating alleged smoking-related diseases over the past several decades, payment of anticipated costs of treating alleged smoking-related diseases in the future, various forms of injunctive relief, plus punitive damages. We are in the process of making challenges to service and the court's jurisdiction. Currently, the case is stayed in the trial court pending a co-defendant's appeal relating to service objections.
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

In the health care cost recovery case in Korea, the National Health Insurance Service v. KT&G, et. al., filed April 14, 2014, our subsidiary and other Korean manufacturers are defendants. Plaintiff alleges, among other things, that defendants concealed the health hazards of smoking, marketed to underage individuals, added ingredients to make their products more harmful and addictive, and misled consumers into believing that Lights cigarettes are safer than regular cigarettes. The National Health Insurance Service seeks to recover damages allegedly incurred in treating 3,484 patients with small cell lung cancer, squamous cell lung cancer, and squamous cell laryngeal cancer from 2003 to 2012. The trial court dismissed the case in its entirety on November 20, 2020. The appellate court granted plaintiff a de novo appeal in 2021 and, on January 15, 2026, dismissed plaintiff's claims and appeal. On February 4, 2026, plaintiff filed an appeal to the Supreme Court of Korea.

Public Civil Actions: Claims have been filed either by an individual, or a public or private entity, seeking to protect collective or individual rights, such as the right to health, the right to information or the right to safety. Plaintiffs' allegations of liability in these cases are based on various theories of recovery, including product defect, concealment, and misrepresentation. Plaintiffs in these cases seek various forms of relief, including injunctive relief such as banning cigarettes, descriptors, smoking in certain places and advertising, as well as implementing communication campaigns and reimbursement of medical expenses incurred by public or private institutions.

As of June 30, 2026, there was one public civil action pending against our subsidiary in Venezuela (1), compared with one such case as of June 30, 2025.

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

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed on March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. Plaintiff alleges, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts strict liability design defect and failure to warn claims, as well as negligence and fraud claims and is seeking compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024, PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiff’s fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff's amended complaint on April 2, 2025, and the case moved to the discovery phase, which closed on June 26, 2026. The Court scheduled the start of trial on December 7, 2026. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add two additional named plaintiffs, Darryl Maultsby and Griffin Dykes, as well as a new claim under the Florida Deceptive and Unfair Trade Practices Act ("FDUTPA"). On October 14, 2025, the Court granted plaintiff's motion to amend the complaint. On October 22, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants' motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint. Plaintiffs Griffin Dykes and Zachary Kelly decided not to proceed with their claims and the Court approved stipulations dismissing their claims with prejudice on February 24 and March 24, 2026, respectively. The case remains open as to plaintiff Darryl Maultsby. On April 6, 2026, plaintiff Darryl Maultsby filed a motion seeking to certify one class and one subclass.  The class is defined as “[a]ll persons who purchased, in Florida, ZYN products.”  For this class, plaintiff seeks certification as to the FDUTPA claim and “liability only” issues as to the strict liability design defect and failure to warn claims, excluding causation and damages.  The subclass is defined as “[a]ll persons who procured and used, in Florida, ZYN products while under the age of 21.”  The subclass is sought for the FDUTPA claim only.  On June 15, 2026, defendants filed their opposition to Plaintiff's motion for class certification. Defendants also filed motions for summary judgment on June 15, which ask the Court to enter judgment as a matter of law in favor of defendants on all of plaintiff's claims.

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

In the third case, a putative class action, Norris v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of Florida who used ZYN products, and (iv) all residents of Florida who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts unjust enrichment, and breach of consumer protection, unfair trade and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On September 24, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and a motion to stay discovery. On October 2, 2024, Plaintiff filed a notice of voluntary dismissal without prejudice as to Swedish Match North America LLC, which the Court ordered on October 3, 2024. On April 11, 2025, PMI filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on the motion recently filed by plaintiff Maultsby to certify a class. On June 13, 2025, the Court granted PMI's motion

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to stay until the court in the Kelly case issues a ruling on class certification. In light of the ruling on the motion to stay, the Court denied PMI's motion to dismiss without prejudice. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the fourth case, Mayor and City Council of Baltimore v. Philip Morris International Inc. et al, filed May 7, 2025, before the Circuit Court for Baltimore City, Maryland, the City of Baltimore alleges that the defendants have violated the City of Baltimore’s Consumer Protection Ordinance by, among other things, marketing ZYN products in a deceptive manner. The complaint names PMI, Swedish Match North America LLC, and Swedish Match USA Inc. as defendants. Plaintiff alleges, among other things, that defendants marketed ZYN products to minors and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserts that defendants’ actions violate the prohibition on “unfair, abusive, or deceptive trade practices” in the Consumer Protection Ordinance and seeks monetary and injunctive relief. The complaint was served on defendants on June 9, 2025. On July 7, 2025, defendants removed the case to the United States District Court for the District of Maryland. On August 6, 2025, plaintiff filed a motion to remand the case back to state court. That motion is now fully briefed but resolution of the motion has been stayed pending an appellate court's disposition of a similar remand issue in an unrelated case. Defendants have not yet answered or otherwise responded to the complaint. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding, and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the fifth case, Austin Siegert v. Philip Morris International Inc. et al, filed September 26, 2025, before the United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN in the United States and (ii) a subclass of persons who purchased ZYN in New York. Plaintiff alleges, among other things, that defendants misrepresented that ZYN is tobacco-free; misled consumers regarding ZYN’s nicotine strength and addictive potential; and deployed misleading advertisements geared towards those under the legal age. Plaintiff asserts claims for violations of New York General Business Law § 349 (deceptive and unfair trade practices); violations of New York General Business Law § 350 (misleading advertising); violations of state consumer protection statutes; and breaches of the implied warranty of merchantability. Plaintiff seeks compensatory, statutory and punitive damages, attorney’s fees and expenses, prejudgment interest, and declaratory and injunctive relief. On October 30, 2025, defendants filed a motion to stay the proceedings until the court in the Kelly case, described above, issues a ruling on the motion recently filed by plaintiff Maultsby to certify a class. On November 3, 2025, the Court granted the motion to stay until the court in the Kelly case issues a ruling on class certification. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding, and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Other Litigation

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleged that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. On September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. British American Tobacco Italia S.p.a. (“BAT Italia”) filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $57 million) in damages. After various postponements, the trial before the court of first instance started on September 25, 2023 and continued through April 29, 2026.

On July 3, 2026, the trial court announced its decision orally. All charges against PM Italia have been dismissed, and the company was acquitted in full. The civil claim filed by BAT Italia against PM Italia has been dismissed. The court acquitted one former employee of PM Italia, and convicted two other employees. Finally, the court convicted the three government officials charged in the case.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The court’s detailed written reasoning is expected to be issued by the end of September 2026. Parties will then have an opportunity to appeal within 45 days of the issuance of the court’s detailed written reasoning.

Following an October 2020 final decision by the highest court in Brazil in tax litigation pertaining to overpayments of certain indirect taxes, our affiliate modified the methodology for calculation of the deduction applicable to the indirect taxes at issue. The Brazilian Tax Authority objected to such methodology and, on December 3, 2024, served our affiliate with notice of an assessment alleging underpayments of these indirect taxes during the 2020 fiscal year, for approximately BRL 137 million (approximately $27 million). On March 31, 2025, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2021 fiscal year, for approximately BRL 211 million (approximately $42 million). On March 4, 2026, the Brazilian Tax Authority served our affiliate with notice of a similar assessment alleging underpayments of indirect taxes during the 2022 and 2023 fiscal years, for approximately BRL 369 million (approximately $74 million). Our affiliate believes it is probable that the Brazilian Tax Authority will issue assessments alleging underpayment of indirect taxes for subsequent fiscal years. We disagree with the position of the Brazilian Tax Authority and will defend vigorously.

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

Between November 2024 and December 2025, FTKK filed twelve additional patent infringement actions against Sojitz for alleged infringement of twelve new FTKK patents by TEREA and SENTIA consumables. FTKK asserts a claim for damages in these actions. Between February 2025 and July 2025, FTKK also filed eight patent infringement actions against Sojitz seeking a preliminary injunction. The patents FTKK asserted in each of these preliminary injunction actions were previously asserted by FTKK in the earlier filed actions seeking monetary damages. PMJL is obligated to indemnify Sojitz for damages and has intervened in all of these matters. To date, we have received three written rulings from the Tokyo District Court rejecting FTKK’s claims on the basis that FTKK’s patents were not infringed or were invalid. FTKK has appealed one of these rulings to the IP High Court. FTKK has further withdrawn eight of these actions following indicative rulings indicating that FTKK’s patents were not infringed or were invalid. FTKK’s remaining patent infringement actions remain at various stages.

On November 27, 2024, we were informed that FTKK filed another application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. In April 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. To our knowledge, FTKK has not appealed and the time for any appeal has expired, so the matter is now concluded. On June 5, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. On November 4, 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. We were informed on January 22, 2026, that FTKK has filed a request for re-investigation of the matter with Tokyo Customs. PMJL submitted a response on February 19, 2026, and filed an additional brief on May 7, 2026. On December 16, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. FTKK withdrew its Customs application following the issuance of an opinion from expert advisors to Customs that the patent at issue was not infringed. The proceeding is now concluded.

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

PMI’s effective tax rates for the six months and three months ended June 30, 2026 were 20.5% and 22.3%, respectively. PMI’s effective tax rates for the six months and three months ended June 30, 2025 were 19.5% and 19.0%, respectively.

The effective tax rate for the six months ended June 30, 2026 was unfavorably impacted by deferred tax expense for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($97 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity, partly offset by a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($68 million).

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

PMI is regularly examined by tax authorities around the world and is currently under examination in a number of jurisdictions. The U.S. federal statute of limitations remains open for the years 2020 and 2022 onward. Foreign and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years after the filing of a return.

Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk, have recorded income tax receivables in the amount of 3.6 trillion Indonesian rupiah (approximately $200 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2017 to 2023. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at June 30, 2026 and December 31, 2025.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 11. Indebtedness:
Short-term Borrowings:

At June 30, 2026 and December 31, 2025, PMI’s short-term borrowings and related average interest rates consisted of the following:

	June 30, 2026		December 31, 2025
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$2,652	3.7%	$—	—%
Bank loans	689	5.4	168	10.3
	$3,341		$168
PMI continues to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion.

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at June 30, 2026 and December 31, 2025, based on current market interest rates, approximate carrying value.

Long-term Debt:

At June 30, 2026 and December 31, 2025, PMI’s long-term debt consisted of the following:

(in millions)	June 30, 2026	December 31, 2025
U.S. dollar notes, 1.750% to 6.375% (average interest rate 4.719%), due through 2044	$37,371	$37,430
Foreign currency obligations:
Euro notes, 0.125% to 3.750% (average interest rate 2.039%), due through 2039	6,563	7,942
Euro credit facility borrowing related to Swedish Match AB acquisition, (interest rate 2.859%), due 2027	1,711	2,944
Swedish krona note, (interest rate 2.190%), due 2029	28	267
Finance leases (average interest rate 4.552%), due through 2037	99	84
Carrying value of long-term debt	45,772	48,667
Less current portion of long-term debt	3,406	3,533
	$42,366	$45,134

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At June 30, 2026, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	June 30, 2026
Level 1	$43,216
Level 2	1,741

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Debt Issuances

PMI's debt issuances in the first six months of 2026 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$750	4.125%	April 2026	April 2029
U.S. dollar notes	(a)	$750	4.875%	April 2026	April 2036
(a) Interest is payable semi-annually, commencing in October 2026

The net proceeds from the sale of the securities listed in the table above have been or will be used for general corporate purposes, including working capital requirements, repayment of commercial paper or to refinance certain of our outstanding notes due in 2026.

Euro Term Loan Facility related to the Financing of the Swedish Match Acquisition

On June 29, 2026, PMI prepaid €1.0 billion (approximately $1.1 billion), including a portion of the outstanding principal and accrued interest, under the 5-year tranche of the term loan facility. Borrowings in the amount of €1.5 billion (approximately $1.7 billion) under the 5-year tranche of the term loan facility remain outstanding, expiring on June 23, 2027.

Revolving Credit Facilities:
At June 30, 2026, PMI's total committed revolving credit facilities were as follows:

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

At June 30, 2026, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $4.2 billion at June 30, 2026, and approximately $3.9 billion at December 31, 2025. Borrowings under these arrangements and other bank loans amounted to $689 million at June 30, 2026, and $168 million at December 31, 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	June 30, 2026	December 31, 2025	June 30, 2025
Currency translation adjustments	$(10,647)	$(11,175)	$(10,979)
Pension and other benefits	(1,355)	(1,405)	(2,356)
Derivatives accounted for as hedges	346	284	182
Total accumulated other comprehensive losses	$(11,656)	$(12,296)	$(13,153)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the six months and three months ended June 30, 2026 and 2025. For additional information, see Note 4. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 6. Financial Instruments for disclosures related to derivative financial instruments.

Note 13. Related Parties - Equity Investments and Other:

Equity Method Investments:

At June 30, 2026 and December 31, 2025, PMI had total equity method investments of $1,008 million and $1,019 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at June 30, 2026 and December 31, 2025, exceeded our share of the investees' book value by $1,023 million and $1,033 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at June 30, 2026 and December 31, 2025 of $161 million in both periods, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At June 30, 2026 and December 31, 2025, PMI received year-to-date dividends from equity method investees of $17 million and $203 million, respectively.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia, which as of June 30, 2026 had a book value of $0.8 billion, including related cumulative foreign currency translation losses of $0.5 billion reflected in accumulated other comprehensive losses in stockholders’ equity. There are risks related to this investment as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

PMI holds an indirect economic interest of approximately 25% in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture with the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding ("MADAR Holding"). STAEM manufactures and distributes under license some of PMI’s brands. As of June 30, 2026, the book value of PMI’s investment in STAEM was $0.7 billion, including related cumulative foreign currency translation losses of $0.3 billion reflected in accumulated other comprehensive losses in stockholders’ equity. PMI monitors general economic, political, regulatory, and other market factors for potential unfavorable developments which could impact the value of the investment.

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
The initial investments in TKM, STAEM, Eastern and Wellness business related investments have been recorded at cost and are included in equity investments on the condensed consolidated balance sheets. Transactions between these equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

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

In May 2026, pursuant to its obligation under the Plan, RBH provided an annual business plan to its Plan Administrator containing updated five-year financial projections reflecting current industry dynamics. As a result, PMI determined that the estimated fair value of its investment in RBH was lower than its carrying value and recorded a non-cash impairment charge of $511 million in the second quarter of 2026. As of June 30, 2026 and December 31, 2025, the carrying value of PMI's investment in RBH was $51 million and $569 million, respectively. This included the cumulative amount of impairments and downward adjustments of $3,060 million as of June 30, 2026 and $2,549 million as of December 31, 2025. Transactions between PMI and RBH are considered to be related-party transactions from the date of deconsolidation and are included in the tables below.

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $983 million and $1,291 million at June 30, 2026 and December 31, 2025, respectively. Unrealized pre-tax gain (loss) of $(308) million ($(240) million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the six months ended June 30, 2026.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Net revenues:
Megapolis Group	$1,487	$1,264	$783	$715
Other	953	816	472	428
Net revenues (a)	$2,440	$2,080	$1,255	$1,143

Expenses:
Other	$141	$103	$45	$66
Expenses	$141	$103	$45	$66
(a) Net revenues exclude excise taxes and VAT billed to customers.

PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At June 30, 2026	At December 31, 2025

Receivables:
Megapolis Group	$699	$568
Other	344	271
Receivables	$1,043	$839

Other assets:
Other	$81	$—
Other assets	$81	$—

Payables:
Other	$46	$37
Payables	$46	$37
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 14. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of June 30, 2026 and 2025. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the six months ended June 30, 2026 and 2025, were $5.3 billion and $5.6 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of June 30, 2026 and 2025, were

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
$0.6 billion and $0.7 billion, respectively. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Six Months Ended June 30,	For the Three Months Ended June 30,
2026	$14	$7
2025	$17	$9

Note 15. Restructuring Activities:
For the six months and three months ended June 30, 2026, PMI recorded total pre-tax restructuring charges of $30 million and $6 million, respectively. For the six months and three months ended June 30, 2025, PMI recorded total pre-tax restructuring charges of $243 million. The pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings. As discussed in Note 8. Segment Reporting, marketing, administration and research costs, including restructuring charges, are not allocated to segments to determine the primary measure of segment profitability.

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

As a result of these actions, PMI recorded pre‑tax restructuring charges of $30 million for the six months ended June 30, 2026. These charges primarily included employee separation and other employee related costs of $25 million, and asset impairment charges of $5 million.

For the full year 2026, PMI expects total pre‑tax restructuring charges associated with the FIP program to be approximately $50 million.

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

The consultation processes for both of these factories were concluded in April 2025, and as a result of the closure PMI recorded pre-tax restructuring charges of $243 million in the second quarter of 2025. This amount included pension and employee separation costs of $127 million and contract termination and other costs of $24 million, which were paid in cash, as well as asset impairment costs of $92 million, primarily related to property lease, and machinery and equipment, which were non-cash charges.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Movement in Restructuring Related Liabilities

The movement in restructuring related liabilities for the six months ended June 30, 2026 was as follows:

(in millions)
Liability balance, January 1, 2026	$115
Charges, net	25
Cash spent	(45)
Currency/other	(6)
Liability balance, June 30, 2026	$89

Future cash payments for restructuring activities incurred to date are anticipated to be substantially paid by the end of 2027.

Note 16. Leases:

The components of PMI’s lease cost were as follows for the six months and three months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$171	$150	$86	$78
Finance lease cost:
Amortization of right-of-use assets	30	26	16	11
Interest on lease liabilities	2	1	1	1
Short-term lease cost	35	29	18	15
Variable lease cost	20	16	11	9
Total lease cost	$258	$222	$132	$114

Note 17. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of June 30, 2026 and December 31, 2025, the total amount due to suppliers participating in the SCF program was $1.0 billion and $1.1 billion, respectively.

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

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international consumer goods company, actively delivering a smoke-free future. We are evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, including heat-not-burn, nicotine pouch and e-vapor products. Since 2008, we have invested over $16 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for adults who would otherwise continue to smoke or use other nicotine-containing consumer products, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. As of April 30, 2024, we hold the full rights to commercialize IQOS in the U.S. after reaching an agreement to end our U.S. commercial relationship covering IQOS with Altria Group, Inc. in 2022. Following a robust science-based review, the U.S. Food and Drug Administration (the "FDA") has authorized the marketing of Swedish Match’s General snus and ZYN nicotine pouches and versions of PMI’s IQOS devices and consumables - the first-ever such authorizations in their respective categories. Versions of IQOS devices and consumables, General snus and 20 ZYN nicotine pouch variants also obtained the first-ever Modified Risk Tobacco Product ("MRTP") authorizations from the FDA. We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

With our smoke-free business now operating at scale across our regions, including growth from our U.S. business, PMI has implemented an evolved organizational model with two primary business units: International and U.S. This change was implemented effective January 1, 2026, and as a result PMI, realigned its reportable segments accordingly. The four geographic segments have been replaced with the following three new reportable segments:

•International Smoke-Free;
•International Combustibles; and
•U.S. (including our wellness business unit, Aspeya).

Our cigarettes are sold in approximately 170 markets, and in many of these markets they hold the number one or number two market share position. We have a wide range of premium, mid-price and low-price brands. Our portfolio is comprised of both international and local brands.

Smoke-Free Business ("SFB”) is the term PMI uses to refer to all of its smoke-free products. SFB also includes wellness products, as well as consumer accessories.

Smoke-free products (also referred to herein as "SFPs") is the term PMI uses to refer to all of its products that provide nicotine without combusting tobacco, such as heat-not-burn, e-vapor, and oral smokeless, and that therefore generate far lower levels of harmful chemicals. As such, these products have the potential to present less risk of harm versus continued smoking.

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of June 30, 2026, our smoke-free products were available for sale in 109 markets.

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

Consolidated Operating Results for the Six Months Ended June 30, 2026

•Net Revenues - Net revenues of $21.3 billion for the six months ended June 30, 2026, increased by $1.9 billion, or 9.8%, from the comparable 2025 amount. The change in our net revenues from the comparable 2025 amount was driven by the following (variances not to scale with year-to-date results):
For the six months ended June 30, 2026, net revenues increased by 9.8%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.3%, mainly reflecting: a favorable pricing variance mainly driven by international combustibles; partly offset by unfavorable volume/mix, mainly driven by lower international combustibles and U.S. volumes, notwithstanding higher international smoke-free volumes.

Net revenues by product category for the six months ended June 30, 2026 and 2025 are shown below:

Note: Sum of product categories might not foot to total PMI due to rounding

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the six months ended June 30, 2026, from the comparable 2025 amounts, were as follows:

	Diluted EPS	% Change
For the six months ended June 30, 2025	$3.67
2025 Restructuring charges	0.13
2025 Impairment of goodwill	0.03
2025 Amortization of intangibles	0.24
2025 Fair value adjustment for equity security investments	(0.26)
2025 Income tax impact associated with Swedish Match AB financing	(0.24)
2025 Tax items	0.03
Subtotal of 2025 items	(0.07)
2026 Restructuring charges	(0.01)
2026 Impairment related to RBH equity investment	(0.33)
2026 Egypt sales tax settlement adjustment	0.01
2026 Amortization of intangibles	(0.25)
2026 Fair value adjustment for equity security investments	(0.16)
2026 Income tax impact associated with Swedish Match AB financing	(0.06)
Subtotal of 2026 items	(0.80)
Currency	0.22
Interest	0.02
Change in tax rate	0.11
Operations	0.21
For the six months ended June 30, 2026	$3.36	(8.4)%

Restructuring charges – During the six months ended June 30, 2025, we recorded pre-tax restructuring charges of $243 million (representing $200 million net of income tax and a diluted EPS charge of $0.13 per share), related to the end of combustible tobacco production in two of our factories in Germany. During the six months ended June 30, 2026, we recorded pre-tax restructuring charges of $30 million (representing $24 million net of income tax and a diluted EPS charge of $0.01 per share), related to a series of footprint optimization initiatives in the U.S. For further details, see Note 15. Restructuring Activities.

Impairment of goodwill – During the second quarter of 2025, after the completion of our annual review of goodwill, it was determined that the estimated fair value of a business, which was a separate reporting unit in 2025, related to the consumer accessories products acquired as part of the Swedish Match acquisition in 2022 was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $41 million (representing a $0.03 per share decrease in diluted EPS). For further details, see Note 5. Goodwill and Other Intangible Assets, net.

Amortization of intangibles – During the six months ended June 30, 2025 and 2026, we recorded amortization of intangibles expense of $496 million (representing $385 million net of income tax or $0.24 per share decrease in diluted EPS) and $503 million (representing $392 million net of income tax or $0.25 per share decrease in diluted EPS), respectively.

Impairment related to RBH equity investment – In May 2026, pursuant to its obligation under its court-approved plan of compromise and arrangement (the "Plan"), RBH provided an annual business plan to its Plan Administrator containing updated five-year financial projections reflecting current industry dynamics. As a result, PMI determined that the estimated fair value of its investment in RBH was lower than its carrying value and recorded a non-cash impairment charge of $511 million (representing $0.33 per share decrease in diluted EPS) in the second quarter of 2026. For further details, see Note 13. Related Parties - Equity Investments and Other.

Egypt sales tax settlement adjustment – In the third quarter of 2024, following a ruling issued by the Higher Administrative Court in Egypt and subsequent evaluation of available remedies at that time, we concluded that an adverse outcome was probable and recorded a pre-tax charge in 2024 of $45 million (representing a diluted EPS charge of $0.03 per share) in relation to tax assessments for general sales tax deducted on imported cutfiller for the years 2014 to 2016. Pursuant to tax amnesty legislation enacted in Egypt in December 2024, PMI submitted review requests with the Dispute Resolution Committee, which issued settlement recommendations subject to court approval. In May 2026, court approval was obtained for the settlement covering the 2016 year, which then became effective. As a result, PMI recorded a favorable sales tax settlement adjustment during the second quarter of 2026 of $18 million net of income tax (representing an increase of $0.01 to diluted EPS).

Fair value adjustment for equity security investments – During the six months ended June 30, 2025 and 2026, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $410 million gain after tax (or $0.26 per share increase in diluted EPS) and $240 million loss after tax (or $0.16 per share decrease in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Income taxes – The income tax impact associated with the Swedish Match acquisition financing that increased our 2025 diluted EPS by $0.24 per share and decreased our 2026 diluted EPS by $0.06 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2025 tax items that decreased our 2025 diluted EPS by $0.03 per share in the table above were due to the recognition of current tax expense related to the potential disallowance of deductions for certain intercompany transactions in Indonesia.

The change in the tax rate that increased our diluted EPS by $0.11 per share in the table above was primarily driven by a reduction in tax costs associated with global intangible low-taxed income and discrete tax benefits recognized during the period. For further details, see Note 10. Income Taxes.

Currency – The favorable impact of $0.22 per share from currency over the comparable 2025 period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and Russian ruble, partly offset by the Japanese yen and Swiss franc. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.02 per share from interest in the table above was primarily due to higher interest income on investments

Operations – The increase in diluted EPS of $0.21 from our operations in the table above was due primarily to the following:

•International Smoke-Free segment: Favorable volume/mix and favorable pricing; and
•International Combustibles segment: Favorable pricing, partly offset by unfavorable volume/mix;

partly offset by
•U.S. segment: Unfavorable volume/mix, unfavorable pricing and higher manufacturing costs; and
•Higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended June 30, 2026

•Net Revenues - Net revenues of $11.2 billion for the three months ended June 30, 2026, increased by $1.1 billion, or 10.4%, from the comparable 2025 amount. The change in our net revenues from the comparable 2025 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 10.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.6%, mainly reflecting: a favorable pricing variance mainly driven by international combustibles; supported by favorable volume/mix, driven by international smoke-free volumes, notwithstanding adverse international combustibles mix.

Net revenues by product category for the three months ended June 30, 2026 and 2025, are shown below:

Note: Sum of product categories might not foot to total PMI due to rounding

•Diluted Earnings Per Share - The changes in our diluted EPS for the three months ended June 30, 2026, from the comparable 2025 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended June 30, 2025	$1.95
2025 Restructuring charges	0.13
2025 Impairment of goodwill	0.03
2025 Amortization of intangibles	0.12
2025 Fair value adjustment for equity security investments	(0.17)
2025 Income tax impact associated with Swedish Match AB financing	(0.18)
2025 Tax items	0.03
Subtotal of 2025 items	(0.04)
2026 Restructuring charges	—
2026 Impairment related to RBH equity investment	(0.33)
2026 Egypt sales tax settlement adjustment	0.01
2026 Amortization of intangibles	(0.13)
2026 Fair value adjustment for equity security investments	0.06
2026 Income tax impact associated with Swedish Match AB financing	(0.01)
Subtotal of 2026 items	(0.40)
Currency	0.03
Interest	0.02
Change in tax rate	0.05
Operations	0.19
For the three months ended June 30, 2026	$1.80	(7.7)%

Restructuring charges – During the second quarter of 2025, we recorded pre-tax restructuring charges of $243 million (representing $200 million net of income tax and a diluted EPS charge of $0.13 per share), related to the end of combustible tobacco production in two of our factories in Germany. For further details, see Note 15. Restructuring Activities.

Impairment of goodwill – During the second quarter of 2025, after the completion of our annual review of goodwill, it was determined that the estimated fair value of a business, which was a separate reporting unit in 2025, related to the consumer accessories products acquired as part of the Swedish Match acquisition in 2022 was lower than its carrying value. Consequently, PMI recorded a goodwill impairment charge of $41 million (representing a $0.03 per share decrease in diluted EPS). For further details, see Note 5. Goodwill and Other Intangible Assets, net.

Impairment related to RBH equity investment – In May 2026, pursuant to its obligation under its court-approved plan of compromise and arrangement (the "Plan"), RBH provided an annual business plan to its Plan Administrator containing updated five-year financial projections reflecting current industry dynamics. As a result, PMI determined that the estimated fair value of its investment in RBH was lower than its carrying value and recorded a non-cash impairment charge of $511 million (representing $0.33 per share decrease in diluted EPS) in the second quarter of 2026. For further details, see Note 13. Related Parties - Equity Investments and Other.

Egypt sales tax settlement adjustment – In the third quarter of 2024, following a ruling issued by the Higher Administrative Court in Egypt and subsequent evaluation of available remedies at that time, we concluded that an adverse outcome was probable and recorded a pre-tax charge in 2024 of $45 million (representing a diluted EPS charge of $0.03 per share) in relation to tax assessments for general sales tax deducted on imported cutfiller for the years 2014 to 2016. Pursuant to tax amnesty legislation enacted in Egypt in December 2024, PMI submitted review requests with the Dispute Resolution Committee, which issued settlement recommendations subject to court approval. In May 2026, court approval was obtained for the settlement covering the 2016 year, which then became effective. As a result, PMI recorded a favorable sales tax settlement adjustment during the second quarter of 2026 of $18 million net of income tax (representing an increase of $0.01 to diluted EPS).

Amortization of intangibles – During the second quarter of 2025 and 2026, we recorded amortization of intangibles expense of $250 million (representing $194 million net of income tax or $0.12 per share decrease in diluted EPS) and $252 million (representing $196 million net of income tax or $0.13 per share decrease in diluted EPS), respectively.

Fair value adjustment for equity security investments – During the second quarter of 2025 and 2026, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $267 million gain after tax (or $0.17 per share increase in diluted EPS) and $98 million gain after tax (or $0.06 per share increase in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Income taxes – The income tax impact associated with the Swedish Match acquisition financing that increased our 2025 diluted EPS by $0.18 and decreased our 2026 diluted EPS by $0.01 in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2025 tax items that decreased our 2025 diluted EPS by $0.03 per share in the table above were due to the recognition of current tax expense related to the potential disallowance of deductions for certain intercompany transactions in Indonesia.

The change in the tax rate that increased our diluted EPS by $0.05 per share in the table above was primarily driven by a reduction in tax costs associated with global intangible low-taxed income and discrete tax benefits recognized during the period.

Currency – The favorable impact of $0.03 per share from currency over the comparable 2025 period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and the Russian ruble. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.02 per share from interest in the table above was primarily due to higher interest income on investments

Operations – The increase in diluted EPS of $0.19 from our operations in the table above was due primarily to the following:

•International Smoke-Free segment: Favorable volume/mix and favorable pricing; and
•International Combustibles segment: Favorable pricing, partly offset by unfavorable mix;
partly offset by
•U.S. segment: Unfavorable volume/mix, mostly driven by cigars, and higher manufacturing costs; and
•Higher marketing, administration and research costs.

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Consolidated Operating Results

See pages 77 - 88 for a discussion of our "Cautionary Factors That May Affect Future Results." Net revenues, cost of sales and gross profit by segment, as well as total significant expenses and operating income were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Six Months Ended June 30, 2026
Net revenues	$7,713	$12,147	$1,478	$21,338
Cost of sales	(2,313)	(3,917)	(544)	(6,774)
Gross profit	$5,400	$8,229	$935	14,564
Marketing, administration and research costs				(5,838)
Corporate expenses and other				(303)
Operating income				$8,423
For the Six Months Ended June 30, 2025
Net revenues	$6,471	$11,209	$1,762	$19,441
Cost of sales	(2,066)	(3,774)	(466)	(6,305)
Gross profit	$4,405	$7,435	$1,296	13,136
Marketing, administration and research costs				(5,416)
Impairment of goodwill				(41)
Corporate expenses and other				(423)
Operating income				$7,256

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Three Months Ended June 30, 2026
Net revenues	$3,877	$6,459	$856	$11,192
Cost of sales	(1,161)	(2,071)	(301)	(3,533)
Gross profit	2,716	4,388	555	7,659
Marketing, administration and research costs				(2,981)
Corporate expenses and other				(148)
Operating income				$4,530
For the Three Months Ended June 30, 2025
Net revenues	$3,395	$5,883	$862	$10,140
Cost of sales	(1,076)	(1,947)	(252)	(3,274)
Gross profit	2,319	3,936	611	6,866
Marketing, administration and research costs				(2,988)
Impairment of goodwill				(41)
Corporate expenses and other				(125)
Operating income				$3,712
Note: Amounts may not foot due to rounding

Items affecting the comparability of results from operations were as follows:
•Restructuring charges – See Note 15. Restructuring Activities for details of the pre-tax charges included in marketing, administration and research costs for the six months and three months ended June 30, 2026 and 2025.
•Impairment of goodwill – See Note 5. Goodwill and Other Intangible Assets, net for details of the goodwill impairment charge recorded for the six months and three months ended June 30, 2025.
Marketing, administration and research costs, including restructuring charges, as well as corporate expenses and other are not allocated to segments to determine the primary measure of segment profitability.

Our net revenues by product category are shown in the table below:

(in millions)	For the Six Months Ended June 30,			For the Three Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Smoke-free:
International Smoke-Free	$7,713	$6,471	19.2%	$3,877	$3,395	14.2%
U.S.	1,311	1,584	(17.2)%	768	766	0.3%
of which, Wellness	118	109	9.0%	56	57	(1.3)%
Total Smoke-free	9,024	8,055	12.0%	4,645	4,161	11.7%
Combustible tobacco:
International Combustibles	12,147	11,209	8.4%	6,459	5,883	9.8%
U.S.	167	178	(5.8)%	88	96	(8.5)%
Total Combustible tobacco	12,314	11,386	8.2%	6,547	5,979	9.5%
Total PMI net revenues	$21,338	$19,441	9.8%	$11,192	$10,140	10.4%
Note: Amounts may not foot due to rounding

Net revenues related to smoke-free, excluding wellness, refer to the operating revenues generated from the sale of these products, including shipping and handling charges billed to customers, net of sales and promotion incentives, and excise taxes, if applicable. These net revenue amounts consist of the sale of our products that are not combustible tobacco products, such as heat-not-burn, e-vapor, and oral products, as well as consumer accessories. Net revenues related to wellness refer to the operating revenues generated from the sale of products, primarily associated with oral and intra-oral delivery systems.

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

Following the deconsolidation of our Canadian subsidiary, we continue to report the volume and corresponding royalty revenues of brands sold by RBH for which other PMI subsidiaries are the trademark owners. These include Next, Parliament, TEREA and VEEV. The volume and corresponding royalty revenues of these brands sold by RBH were not material to PMI for all periods presented.

Total shipment volume is defined as the combined total of cigarette, heated tobacco, oral smoke-free products (excluding snuff, snuff leaf and U.S. chew) and e-vapor shipment volume in equivalent units, unless otherwise stated.

Heated tobacco units ("HTUs") is the term we use to refer to heated tobacco consumables, which include our BLENDS, DELIA, HEETS and HEETS Creations (defined collectively as HEETS), SENTIA, TEREA, TEREA CRAFTED and TEREA Dimensions, as well as the KT&G-licensed brands, Fiit and Miix (outside of South Korea). HTUs also include zero tobacco heat-not-burn consumables (BEYOND and LEVIA).

Oral smoke-free product volume excludes snuff, snuff leaf and U.S. chew.

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

Total industry volume, PMI in-market sales volume and PMI market share for the total international market, and Japanese domestic market include the cigarillo category in Japan.

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

Consolidated Operating Results for the Six Months Ended June 30, 2026

The following discussion compares our consolidated operating results for the six months ended June 30, 2026, with the six months ended June 30, 2025.

Total Market

Estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs declined by 0.4%.

Total Shipment Volume
Our shipment volume for cigarettes and smoke-free products is shown in the table below:

Shipment Volume (equivalent units in billions)
	For the Six Months Ended June 30,
	2026	2025	Change
Total	389.4	387.9	0.4%
Cigarettes	294.2	300.0	(1.9)%
Smoke-Free Products	95.2	87.9	8.3%
HTU	83.1	75.9	9.4%
Oral SFP	9.6	10.5	(8.8)%
E-vapor	2.6	1.5	72.0%

Note: Amounts may not foot due to rounding. Oral smoke-free products conversion: 1 pouch equals 1 unit. E-vapor products conversion: one milliliter of e-vapor liquid is equivalent to 10 units.

Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 0.4% with smoke-free volumes, up by 8.3%, driven by HTU and E-vapor categories, partly offset by cigarette volumes, down by 1.9%.

For the full year 2026, we currently expect a broadly stable to slightly growing (previously broadly stable) total PMI cigarette and SFP shipment volume, with high-single digit SFP shipment volume growth, and a cigarette shipment volume decline of 2% to 3%, (previously around 3%).

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$21,338	$19,441	9.8%	5.3%	$1,897	$889	$(17)	$1,150	$(125)	$—
Cost of Sales	(6,774)	(6,305)	(7.4)%	(3.0)%	(469)	(294)	13	—	(113)	(75)
Gross Profit	14,564	13,136	10.9%	6.4%	1,428	595	(4)	1,150	(238)	(75)
Marketing, Administration and Research Costs (1)	(5,838)	(5,416)	(7.8)%	(2.1)%	(422)	(308)	2	—	—	(116)
Impairment of Goodwill	—	(41)	+100%	+100%	41	—	—	—	—	41
Corporate Expenses and Other	(303)	(423)	28.4%	(2.6)%	120	131	—	—	—	(11)
Operating Income	$8,423	$7,256	16.1%	10.4%	$1,167	$418	$(2)	$1,150	$(238)	$(161)
(1) Cost variance includes charges in 2026 and 2025 of $30 million and $243 million, respectively, related to restructuring charges. For more details, see Note 15. Restructuring Activities.

For the six months ended June 30, 2026, net revenues increased by 9.8%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.3%, mainly reflecting: a favorable pricing variance mainly driven by international combustibles; partly offset by unfavorable volume/mix, mainly driven by lower international combustibles and U.S. volumes, notwithstanding higher international smoke-free volumes.

The favorable currency impact in net revenues was due primarily to the Euro and Russian ruble, partly offset by the Japanese yen.

Gross profit increased by 10.9%. Gross profit, excluding currency and acquisitions/divestitures, increased by 6.4%, mainly reflecting the same factors as for net revenues, partly offset by higher manufacturing costs.

Operating income increased by 16.1%. Operating income, excluding currency and acquisitions/divestitures, increased by 10.4%, mainly reflecting: the same factors as for net revenues and lower restructuring charges in 2026, partially offset by higher marketing, administration and research costs.

Interest expense, net, of $480 million decreased by $38 million or 7.3%, primarily due to higher interest income on investments.

Our effective tax rate increased by 1.0 percentage point to 20.5%. We estimate that our 2026 effective tax rate will be around 21.5%, excluding discrete tax events. For further details, see Note 10. Income Taxes.

We recorded a non-cash impairment charge of $511 million related to our RBH equity investment in the condensed consolidated statement of earnings for the six months ended June 30, 2026. For further details, see Note 13. Related Parties - Equity Investments and Other.

Equity investments and securities (income)/loss net was a loss of $244 million in 2026 compared to income of $(581) million in 2025. The variance was primarily due to the unfavorable fair value adjustments for our equity security investments in India and Sri Lanka. For further details, see Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $5.3 billion decreased by $0.5 billion or 8.3%. This decrease was primarily due to the unfavorable fair value adjustments for our equity security investments, the non-cash impairment charge related to our RBH equity investment and a higher effective tax rate, partly offset by higher operating income and lower interest expense, net. Basic and diluted EPS of $3.36 both decreased by 8.4%. Excluding a favorable currency impact of $0.22, diluted EPS decreased by 14.4%.

Consolidated Operating Results for the Three Months Ended June 30, 2026
The following discussion compares our consolidated operating results for the three months ended June 30, 2026, with the three months ended June 30, 2025.

Total Market
During the quarter, estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs increased by 0.8%.

Total Shipment Volume
Our shipment volume for cigarettes and smoke-free products is shown in the table below:

Shipment Volume (equivalent units in billions)
	For the Three Months Ended June 30,
	2026	2025	Change
Total	205.2	200.1	2.5%
Cigarettes	156.9	155.2	1.1%
Smoke-Free Products	48.2	44.8	7.5%
HTU	41.8	38.8	7.6%
Oral SFP	5.1	5.2	(1.2)%
E-vapor	1.3	0.9	55.1%

Note: Amounts may not foot due to rounding. Oral smoke-free products conversion: 1 pouch equals 1 unit. E-vapor products conversion: one milliliter of e-vapor liquid is equivalent to 10 units.

Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 2.5% driven by a 7.5% increase in smoke-free mainly due to IQOS and complemented by a resilient combustible segment, notably in markets where SFPs are banned or have a limited market presence.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$11,192	$10,140	10.4%	7.6%	$1,052	$299	$(17)	$689	$81	$—
Cost of Sales	(3,533)	(3,274)	(7.9)%	(5.2)%	(259)	(101)	13	—	(124)	(47)
Gross Profit	7,659	6,866	11.5%	8.7%	793	198	(4)	689	(43)	(47)
Marketing, Administration and Research Costs (1)	(2,981)	(2,988)	0.2%	3.8%	7	(109)	2	—	—	114
Impairment of Goodwill	—	(41)	+100%	+100%	41	—	—	—	—	41
Corporate Expenses and Other	(148)	(125)	(18.4)%	(8.0)%	(23)	(13)	—	—	—	(10)
Operating Income	$4,530	$3,712	22.0%	20.0%	$818	$76	$(2)	$689	$(43)	$98
(1) Cost variance includes charges in 2026 and 2025 of $6 million and $243 million, respectively, related to restructuring charges. For more details, see Note 15. Restructuring Activities.

During the quarter, net revenues increased by 10.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.6%, mainly reflecting: a favorable pricing variance mainly driven by international combustibles; supported by favorable volume/mix, driven by international smoke-free volumes, notwithstanding adverse international combustibles mix.

The favorable currency impact in net revenues was due primarily to the Euro and Russian ruble, partly offset by the Japanese yen.

Gross profit increased by 11.5%. Gross profit, excluding currency and acquisitions/divestitures, increased by 8.7%, mainly reflecting a favorable pricing variance as mentioned in net revenues.

Operating income increased by 22.0%. Operating income, excluding currency and acquisitions/divestitures, increased by 20.0%, mainly reflecting: a favorable pricing variance and lower restructuring charges in 2026, partly offset by unfavorable volume/mix.

Interest expense, net, of $243 million decreased by $34 million or 12.3%, primarily due to higher interest income on investments.

Our effective tax rate increased by 3.3 percentage points to 22.3%. For further details, see Note 10. Income Taxes.

We recorded an impairment charge of $511 million related to our RBH equity investment in the condensed consolidated statement of earnings for the three months ended June 30, 2026. For further details, see Note 13. Related Parties - Equity Investments and Other.

Equity investments and securities (income)/loss net was income of $(159) million in 2026 compared to income of $(376) million in 2025. The variance was primarily due to the fair value adjustments for our equity security investments in India and Sri Lanka. For further details, see Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $2.8 billion decreased by $0.2 billion or 7.3%. This decrease was primarily due to lower income from our equity security investments, the non-cash impairment charge related to our RBH equity investment and a higher effective tax rate, partly offset by higher operating income and lower interest expense, net. Basic and diluted EPS of $1.80 both decreased by 7.7%. Excluding a favorable currency impact of $0.03, diluted EPS decreased by 9.2%.

Operating Results by Reportable Segment
Segment Operating Results – Three Months and Six Months Ended June 30, 2026

The following discussion compares operating results within each of our segments for the three months and six months ended June 30, 2026, with the three months and six months ended June 30, 2025.

International Smoke-Free Segment:

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$3,877	$3,395	14.2%	11.8%	$483	$98	$(17)	$86	$316	$—
Gross Profit	$2,716	$2,319	17.1%	14.6%	$397	$62	$(4)	$86	$198	$56

During the quarter, net revenues increased by 14.2%. Net revenues, excluding currency and acquisitions/divestitures, increased by 11.8%, reflecting: a favorable volume/mix driven by higher HTU and e-vapor volumes and a favorable pricing variance due to HTUs.

The net revenues for 2024, 2025 and 2026 were negatively impacted by the supplemental tax surcharge on heated tobacco products ("HTPs") in Germany, which went into effect in 2022. On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. On May 15, 2024, following the decision issued by the CJEU, the Fiscal Court in Dusseldorf (the "FCD") also ruled that the German fiscal regulation imposing an additional excise tax on HTPs does not contravene EU law. The FCD admitted an appeal to the Federal Tax Court. On June 19, 2024, PMI submitted an appeal. The negative impact will continue, at least until the appeal ruling on the legality of the surcharge is concluded. PMI currently accounts for the surcharge as a reduction in net revenues. The amounts withdrawn before May 15, 2024 were under a payment suspension. Despite this payment suspension and, in order to avoid the future addition of interest, PMI elected, on January 14, 2025, to pay the amount outstanding of EUR 721 million (approximately $751 million), excluding accrued interest. An unfavorable outcome to the appeal would negatively impact PMI’s future cash provided by operating activities for the amounts of unpaid interest. A favorable outcome to the appeal would positively impact PMI’s future operating results and future cash provided by operating activities for the amounts paid in January 2025.

Gross profit increased by 17.1%. Gross profit, excluding currency and acquisitions/divestitures, increased by 14.6%, mainly due to the same factors as for net revenues.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$7,713	$6,471	19.2%	13.7%	$1,242	$371	$(17)	$174	$715	$—
Gross Profit	$5,400	$4,405	22.6%	16.9%	$995	$254	$(4)	$174	$488	$83

For the six months ended June 30, 2026, net revenues increased by 19.2%. Net revenues, excluding currency and acquisitions/divestitures, increased by 13.7%, reflecting: a favorable volume/mix driven by higher HTU and e-vapor volumes and a favorable pricing variance due to higher HTU pricing.

Gross profit increased by 22.6%. Gross profit, excluding currency and acquisitions/divestitures, increased by 16.9%, mainly due to the same factors as for net revenues.

International Smoke-Free Segment Shipment Volume

International Smoke-Free Shipment Volume (in billion equivalent units)
44.7
1.3
1.6
41.8
41.4
0.9
1.7
38.8
88.8
2.6
3.2
83.0
80.8
1.5
3.5
75.9
Q2 2026
Q2 2025
June YTD 2026
June YTD 2025
Heated Tobacco Units
Oral Smoke-Free Products
E-Vapor

Note: Amounts may not foot due to rounding

In the second quarter, our International Smoke-Free shipment volume increased by 8.0% to 44.7 billion equivalent units, with broad based growth across markets, notably Taiwan, Romania and Greece.

In the heat-not-burn category, IQOS grew shipment volumes by 7.6%. HTU adjusted in-market sales (IMS) volume grew by 5.1%, reflecting broad-based growth notwithstanding the expected pantry de-loading and initial consumer adjustment following the April 1 excise-driven price increase in Japan, and the impact of the characterizing flavor ban in Poland. Excluding Japan and Poland, adjusted IMS grew by 10%.

In the Oral Smoke-Free category, modern oral volume growth of 14.7% (26.3% excluding the Nordics) to 0.6 billion pouches was more than offset by continued declines in the legacy snus business in the Nordics, resulting in a total oral SFP volume decrease of 7.0%.

In the E-vapor category, VEEV quarterly shipments grew by 55.1%. VEEV now holds the #1 closed pod position in Europe, with continued growth across a range of markets, notably Germany, Romania and Greece.

For the six months year-to-date, our International Smoke-Free shipment volume increased by 9.9% to 88.8 billion equivalent units, notably due to Taiwan, Italy and Global Travel Retail. In the heat-not-burn category, IQOS grew shipment volumes by 9.4%. In the Oral Smoke-Free category, modern oral volume growth of 17.0% to 1.1 billion pouches. In the E-vapor category, VEEV shipments grew by 72.0%.

International Combustibles Segment:

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$6,459	$5,883	9.8%	6.4%	$576	$200	$—	$588	$(212)	$—
Gross Profit	$4,388	$3,936	11.5%	8.0%	$452	$137	$—	$588	$(217)	$(56)
During the quarter, net revenues increased by 9.8%. Net revenues, excluding currency and acquisitions/divestitures, increased by 6.4%, reflecting: a favorable pricing variance, partially offset by unfavorable mix as growth in developing economies more than offset declines in Europe.

Gross profit increased by 11.5%. Gross profit, excluding currency and acquisitions/divestitures, increased by 8.0%, due to the same factors as for net revenues.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$12,147	$11,209	8.4%	3.8%	$938	$510	$—	$1,042	$(614)	$—
Gross Profit	$8,229	$7,435	10.7%	6.1%	$795	$342	$—	$1,042	$(522)	$(68)

For the six months ended June 30, 2026, net revenues increased by 8.4%. Net revenues, excluding currency and acquisitions/divestitures, increased by 3.8%, reflecting: an unfavorable volume/mix; more than offset by a favorable pricing variance.

Gross profit increased by 10.7%. Gross profit, excluding currency and acquisitions/divestitures, increased by 6.1%, due to the same factors as for net revenues.

International Combustibles Segment Shipment Volume
In the second quarter, our cigarette shipment volume in the International Combustibles segment increased by 1.1% to 156.9 billion units, with notable increases in Turkey, Indonesia and Egypt. Our cigarette category volume share stood at 25.3% (flat versus the prior year) despite adverse market mix. Marlboro continued to gain share (up by 0.3 percentage points) matching its record category share of 11.0%.

For the six months year-to-date, our cigarette shipment volume in the International Combustibles segment decreased by 1.9% to 294.2 billion units, with notable decreases in Russia, Mexico and Germany.

U.S. Segment:

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$856	$862	(0.7)%	(0.9)%	$(6)	$1	$—	$15	$(23)	$—
Gross Profit	$555	$611	(9.2)%	(9.0)%	$(56)	$(1)	$—	$15	$(24)	$(47)

During the quarter, net revenues decreased by 0.7%. Net revenues, excluding currency and acquisitions/divestitures, decreased by 0.9%, primarily reflecting: broadly stable ZYN revenues, declines in the cigar business, and unfavorable phasing dynamics in Wellness.

Gross profit decreased by 9.2%. Gross profit, excluding currency and acquisitions/divestitures, decreased by 9.0%, due to the same factors as for net revenues and higher manufacturing costs linked to the expansion of our U.S.footprint.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Six Months Ended June 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$1,478	$1,762	(16.1)%	(16.5)%	$(283)	$8	$—	$(65)	$(226)	$—
Gross Profit	$935	$1,296	(27.9)%	(27.8)%	$(361)	$(1)	$—	$(65)	$(205)	$(89)

For the six months ended June 30, 2026, net revenues decreased by 16.1%. Net revenues, excluding currency and acquisitions/divestitures, decreased by 16.5%, reflecting: unfavorable dynamics in the first quarter with ZYN volumes impacted by distributor and trade inventory movements and an unfavorable price comparison due to low levels of ZYN promotional activity in the prior year.

Gross profit decreased by 27.9%. Gross profit, excluding currency and acquisitions/divestitures, decreased by 27.8%, due to the same factors as for net revenues and higher manufacturing costs.
U.S. Smoke-Free Shipment Volume
In the second quarter, our U.S. smoke-free product shipment volume increased by 1.8%. Our U.S. oral smoke-free products shipment volume increased by 1.8% to 3.5 billion equivalent units, including a 1.8% increase in ZYN shipments to 2.9 billion pouches, despite an inventory tailwind in the second quarter of 2025. ZYN offtake volumes were flat to slightly growing versus the prior year in a growing category, largely as a result of the uneven competitive landscape. In June, we expanded the ZYN portfolio with the first shipments of ZYN ULTRA (9mg and 11mg moist variants at a lower price-per-pouch), as well as additional flavors within the ZYN dry flagship lineup. To support the newly expanded ZYN portfolio, we intend to accelerate U.S. investments in the second half to maximize the long-term value of the brand and also prepare for the future launch of IQOS ILUMA.

For the six months year-to-date, our U.S. smoke-free product shipment volume decreased by 10.0%. Our U.S. oral smoke-free products shipment volume decreased by 10.1% to 6.3 billion equivalent units, including a 11.2% decline in ZYN shipments to 5.2 billion pouches.

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

Our SFPs

Our product development is based on the elimination of combustion via tobacco heating and other innovative systems, as well as through oral tobacco and nicotine products, which we believe are the most promising paths to providing a better consumer choice for those who would otherwise continue to smoke cigarettes. We recognize that no single product will appeal to all adult smokers. Therefore, we are developing and commercializing a portfolio of products intended to appeal to a variety of distinct adult consumer preferences and achieve population harm reduction, including:

•Heat-not-burn products, which use a precisely controlled heating device incorporating our patented technologies, into which a specially designed and proprietary tobacco unit is inserted in a holder and heated to generate an aerosol. We have conducted a series of clinical studies for this platform, the results of which were included in our submissions to the FDA. In addition to the original version of IQOS, which relies on a heating technology using a blade, a newer version of IQOS uses induction heating. Most of the studies referenced above were conducted with the blade version of IQOS and additional research was conducted with the induction technology. We believe that there is full comparability between the bladed versions of IQOS and the subsequent induction versions of IQOS, and that the data from the studies conducted with the blade version of IQOS remain valid and applicable to the newer and adjacent versions of IQOS. We also produce a heat-not-burn product that utilizes external resistive heating technology, which is commercialized under the BONDS by IQOS brand, and has been launched in certain markets.

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

Data shows that, in a stable regulatory environment, only a very small percentage of adult smokers who convert to IQOS switch back to cigarettes.

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

As of June 30, 2026, PMI's smoke-free products were available for sale in 109 markets.

We have integrated the production of our heated tobacco units into several of our existing manufacturing facilities, are progressing with our plans to build manufacturing capacity for our other SFPs, and continue to optimize our manufacturing infrastructure and expand our commercialization activities for new products and markets. We discuss certain risks related to the commercialization and supply of our SFP portfolio in Cautionary Factors That May Affect Future Results below.
On October 20, 2022, PMI announced that it had reached an agreement with Altria Group, Inc., (“Altria”) to end the companies' commercial relationship as of April 30, 2024, with respect to IQOS in the U.S. (the “Altria Agreement”). Under the Altria Agreement, PMI now holds the full rights to commercialize IQOS in the United States - the world’s largest smoke-free market. The Altria Agreement provides a clear path to expanding IQOS’s international success in a market where approximately 25 million adults continue to smoke cigarettes. On March 27, 2025, we began selling IQOS 3.0, the blade version of IQOS, in Austin, Texas. We are pursuing a limited U.S. roll-out of the IQOS device while waiting for authorization to market IQOS ILUMA, the induction version, in the United States.

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

Our commercialization efforts for the other PMI-developed SFPs are as follows:
•Since 2022, we began commercializing BONDS devices and BLENDS consumables, and they are now available in 8 markets.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 51 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands, and more specifically to ZYN. Modern oral pouches are currently available in 61 markets.

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

On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on heated tobacco products ("HTPs") does not contravene EU law. The Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. On May 21, 2024, the FCD delivered its judgment and dismissed the claim of our local affiliate, f6 Cigarettenfabrik GmbH & Co.KG, ("PM Germany"). PM Germany filed a notice of appeal to the Federal Fiscal Court on June 19, 2024. To avoid further accumulation of interest, in January 2025, PM Germany provisionally paid the additional HTP excise tax relating to 2022, 2023 and 2024 (pending the outcome of the FCD decision). An oral hearing is expected at the earliest by the fourth quarter of 2026.

In March 2025, Japan adopted a multi-year tax plan that included changes to its excise tax structure and rates for tobacco products. Under the plan, the excise tax for HTPs will be harmonized with cigarettes in two steps the first step took place in April 1, 2026, and the second step will be on October 1, 2026. The first increase in the harmonized HTP and cigarette excise tax will occur in April 2027, and the plan provides predictability on future excise rate increases for all tobacco product categories until April 2029.

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

Regulatory Restrictions

SFP Sales Prohibitions: Some governments have, or are seeking to, ban or severely restrict emerging tobacco and nicotine-containing products, such as our SFPs, and communication of truthful and non-misleading information about such products. Significant markets that have prohibited or severely restricted the sale of one or more category of SFPs include Brazil, Canada, France, India, Mexico, Turkey, Australia, Thailand, and Vietnam. In the U.S., some states and municipalities have introduced stringent restrictions on the sale of certain SFPs, including those authorized by the FDA.

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

In February 2024, the European Commission published an updated implementation roadmap to Europe's Beating Cancer Plan. On December 16, 2025, the European Commission published the "EU Cardiovascular Health Plan — Safe Hearts Plan," where it announced its intention to propose a revision of the legislative framework on tobacco control (including TPD) in 2026. The European Commission has launched a stakeholder consultation for the revision of TPD in May 2026 and is expected to issue its potential legislative proposal by the end of 2026.

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

The EU banned cigarettes and roll-your-own tobacco products with characterizing flavors, while exempting other tobacco products under the EU TPD from this characterizing flavor ban. This was also the case for heated tobacco products until November 23, 2022, when the EU Commission published a delegated directive that eliminated this exemption. All EU Member States were required to apply the delegated directive as of October 23, 2023, which bans the use of characterizing flavors in heated tobacco products, impacting a significant proportion of our SFP products currently sold in the EU. Currently, all EU Member States have transposed this directive into national law, withdrawing the heated tobacco product exemption from the characterizing flavor ban. Based on high consumer switching to non-flavored products in reaction to past bans on flavors in other categories and markets, we anticipated that, while short-term volatility would be possible, the ban’s impact on our shipment volumes in the EU would be relatively limited in the near term. To date, our experience is generally consistent with this expectation. There has been some short-term disruption in countries that have implemented the ban, most notably in Italy, but the impact has generally been limited in time and magnitude. But our fundamental view remains that we do not expect a meaningful long-term change in the structural growth of the category. We will continue to actively monitor relevant developments in the EU market, including from an illicit trade standpoint.

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

Bans and Restrictions on Advertising, Marketing, Promotions and Sponsorships: For many years, the FCTC has called for, and countries have imposed, partial or total bans on tobacco advertising, marketing, promotions and sponsorships, including bans and restrictions on advertising on radio and television, in print and on the Internet. The FCTC's non-binding guidelines recommend that governments prohibit all forms of communication with adult smokers. In CoP10, Specific Guidelines were adopted to address cross-border Tobacco Advertising, Promotion, and Sponsorship and the depiction of tobacco in entertainment media. These Specific Guidelines are non-binding on WHO Member States and FCTC Parties.

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

Currently, national standards in certain countries set minimum quality and safety requirements for heat-not-burn products with technical heat-not-burn specifications and/or methods for demonstrating the absence of combustion, including, for example, Egypt, Indonesia, Kazakhstan, Lebanon, Morocco, the Philippines, Russia, Saudi Arabia, the United Arab Emirates ("UAE"), the United Kingdom ("UK") and Ukraine. These standards may be mandatory or voluntary, depending on the market. In Japan, a voluntary standard sets minimum safety requirements for tobacco heating devices.

For e-Vapor products, national standards setting minimum quality and safety requirements have been adopted in several markets, including, for example, Australia, China, Egypt, Indonesia, Morocco, the Philippines, Russia, Saudi Arabia, the UAE, the UK and Ukraine. These standards may be mandatory or voluntary, depending on the market.

Currently, national standards setting minimum quality and safety requirements for modern oral pouches have been adopted by the East African Community, as well as in several countries, including, for example, Mexico, Morocco, Pakistan, the Philippines, Sweden, UAE, the UK, and Ukraine. These standards may be mandatory or voluntary, depending on the market.

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

Generational Bans: Certain jurisdictions are considering generational sales bans, which prohibit the sale of certain tobacco or nicotine products to people born after a particular year. In December 2022, New Zealand adopted regulatory measures prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures were limited to smoked tobacco products and did not apply to heated tobacco products and e-cigarettes. The New Zealand parliament repealed the measures in February 2024, before they were implemented. On April 29, 2026, the UK government adopted a bill banning the sale of tobacco products, including HTPs, herbal smoking products and cigarette papers to those born on or after January 1, 2009, as well as enabling the government to ban cigarette filters. The ban does not apply to products that do not contain tobacco, such as e-vapor products and nicotine pouches.

Nicotine Content: Certain jurisdictions have implemented, or are considering to implement, a cap on the nicotine content of certain nicotine-containing products. In addition, some jurisdictions have also indicated that they are exploring reducing nicotine levels further, in some cases to levels that they describe as minimally or non-addictive.

Other Regulatory Issues: Some jurisdictions are considering, or in some cases have adopted, measures designed to reduce the supply of tobacco products. These include regulations intended to reduce the number of retailers selling tobacco products by, for example, reducing the overall number of tobacco retail licenses available or banning the sale of tobacco products within specified distances of certain public facilities, or in certain sales channels. In a limited number of markets, most notably Japan, we are dependent on governmental approvals that may limit our pricing flexibility.

The EU Single-Use Plastics Directive, which requires tobacco manufacturers and importers to cover the costs of public collection systems for tobacco product filters under Extended Producer Responsibility ("EPR") schemes, came into force on July 2, 2019, and subsequently all EU Member States transposed the directive into national legislation and brought into force mandatory EPR schemes and related EPR costs for tobacco manufacturers and importers. We currently expect further adoption of similar laws in other jurisdictions, and we are monitoring developments in this area. We do not estimate a material impact to our business in the EU as a result of compliance with these mandatory EPR schemes.

SFP Commercialization and Risk Statement Authorizations

Certain markets have instituted regulatory authorization processes that govern the commercialization of SFPs or the use of statements addressing SFP harm-reduction.

FDA Authorization Process and Status of PMI SFPs: In the United States, an established regulatory framework for assessing tobacco products, including MRTPs, exists under the jurisdiction of the FDA. FDA actions may influence the regulatory approach of other governments and international regulatory agencies.

FDA Review of IQOS: We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for the IQOS Tobacco Heating System, which includes both the corresponding device and consumables, ("THS") in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for IQOS in March 2017.

On April 30, 2019, following its comprehensive assessment of our PMTA, the FDA determined that marketing a version of IQOS, namely IQOS 2.4 and three related consumables, is appropriate for the protection of public health and authorized those products for sale in the United States. On December 7, 2020, the FDA reached the same determination for IQOS 3.0, authorizing that version of the device for sale in the United States.

On July 7, 2020, the FDA determined that the available scientific evidence demonstrates that the issuance of an exposure modification order would be appropriate for the promotion of public health and authorized the marketing of a version of IQOS, namely IQOS 2.4 and three related consumables, as MRTPs with reduced exposure claims. On March 11, 2022, the FDA reached the same determination for the IQOS 3.0 device. The FDA authorized the marketing of these products in the U.S. with the following claims:

"AVAILABLE EVIDENCE TO DATE:

•the IQOS system heats tobacco but does not burn it.

•this significantly reduces the production of harmful and potentially harmful chemicals.

•scientific studies have shown that switching completely from conventional cigarettes to the IQOS system significantly reduces your body’s exposure to harmful or potentially harmful chemicals."

The FDA may issue two types of MRTP orders: a risk modification order or an exposure modification order. We requested both types of orders for IQOS 2.4 and an initial selection of three related consumable variants. After review, the FDA determined that the evidence did not support issuing a risk modification order at that time, but that it did support issuing an exposure modification order for the product. This determination included a finding that issuance of the exposure modification order is expected to benefit the health of the population as a whole. We also received an exposure modification order for IQOS 3.0 in March 2022.

The FDA’s PMTA and MRTP orders do not mean that the agency has “approved” IQOS products. These authorizations are subject to strict marketing, reporting, and other requirements, and are not a guarantee that the product will remain authorized, particularly if there is a significant uptake in underage or non-smoker initiation. The FDA monitors the marketing of the products.

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

On January 19, 2024, the FDA completed its review of our Requests for Exemption from Substantial Equivalence for the five submitted IQOS consumables and determined that these tobacco products were exempt from the requirements outlined for substantial equivalence (a regulatory pathway that can be used to introduce new tobacco products which have the same characteristics as a product previously authorized by the FDA). These submissions were made in November 2022 (for the three initial IQOS consumables) and February 2023 (for the two new IQOS consumables) to enable domestic manufacturing of IQOS consumables utilizing materials purchased from vendors operating in the United States.

On April 30, 2026, we submitted the Annual Report for the IQOS THS to the FDA. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2025, and February 28, 2026. The report included publications in various scientific fields including aerosol chemistry and physics, standard and systems toxicology, clinical studies on exposure reduction to HPHCs, and observational studies. Overall, the review continues to support the finding that IQOS THS is "appropriate for the promotion of public health."

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

On January 16, 2026, we submitted the first Annual Report for ZYN products to the FDA. The report included a systematic review of the literature covering publications related to ZYN products between January 16, 2025, and October 31, 2025. The report included publications in various scientific fields, including observational studies on trends related to the potential health impact of the products, and behavioral studies analyzing the impact on former and never smokers, impact on cessation, product acceptance and the impact of marketing approaches. Our review of publications revealed no significant new findings. Overall, the review continues to support the FDA's conclusion that marketing of these ZYN products is "appropriate for the protection of public health."

In April 2024, we submitted MRTPAs for the 20 varieties of ZYN products that received PMTAs and requested authorization of a modified risk claim. In June 2026, the FDA concluded that the modified risk claim is scientifically accurate with respect to each of the 20 ZYN products, that consumers understand the claim, and that marketing the products with the claim would benefit the population as a whole. As a result, these 20 ZYN nicotine pouch products can now be marketed with the following modified risk claim: “Using ZYN instead of cigarettes puts you at a lower risk of mouth cancer, heart disease, lung cancer, stroke, emphysema, and chronic bronchitis.” These 20 ZYN products are the only nicotine pouch products on the U.S. market that have been authorized as MRTPs.

We have made a number of ZYN submissions to the FDA that are at various stages of the regulatory process, and we have brought and are preparing to bring innovations to market in the coming months. We are aware that certain of our competitors have recently marketed, or stated their intention to market, products that were not previously marketed in the United States and did not have a marketing granted order. We continue to evaluate the practices of the FDA and other regulators regarding products with respect to which regulatory submissions have been made. On May 8, 2026, the FDA issued final guidance stating that it does not intend to prioritize enforcement against certain unauthorized ENDS and nicotine pouch products that have demonstrated meaningful progress toward authorization. We have commercialized and may decide to commercialize products for which we have not received a marketing granted order where we believe that FDA enforcement would be inconsistent with its public guidance, present practices or the Family Smoking Prevention and Tobacco Control Act.

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

Other Commercialization and Risk Statement Authorization Frameworks: On March 22, 2023, a bill amending the Tobacco Hazards Prevention and Control Act in Taiwan went into effect. It regulates heated tobacco products and bans e-cigarettes. The amendment particularly specifies that designated tobacco products (including heated tobacco products) that are not cigarettes, cut tobacco, cigars, snuff or chewing tobacco must undergo a health risk assessment as part of an authorization system. In July 2023, we filed an authorization request to commercialize IQOS in Taiwan pursuant to this Act. We have since received this authorization, which took effect on October 11, 2025.

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

To date, we have been largely successful in demonstrating to regulators that our SFPs are not cigarettes due to the absence of combustion, and as such, they are frequently taxed either as a separate category or as other tobacco products, which typically yields more favorable tax rates than cigarettes. Although we believe that this is sensible from the public health perspective, some jurisdictions have considered or adopted taxation regimes with SFP taxation rates approaching or equal to cigarettes, and there is no guarantee regulators will maintain current levels of differentiation. Further, there can be no assurance that we will succeed in our efforts to replace cigarettes with SFPs or that regulation will allow us to commercialize SFPs in all markets, to communicate about our SFPs, including making scientifically substantiated risk-reduction claims, or to treat SFPs differently from cigarettes.

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

In June 2018, the Korean Food and Drug Administration (“KFDA”) issued a statement on products that heat rather than burn tobacco. The KFDA tested three heat-not-burn products, one of which was IQOS. The KFDA confirmed that the levels of the nine HPHCs tested in the aerosol of these products were on average approximately 90% lower compared to those measured in the cigarette smoke of the top five cigarette brands in South Korea. However, the KFDA stated that it could not establish that the tested heat-not-burn products are less harmful than cigarettes. In October 2018, our Korean subsidiary filed a request with a local court seeking information underlying the KFDA’s analysis, conclusions and public statements. In May 2020, the court ordered KFDA to produce certain records. Subsequent to that decision, and after exchanges between the parties, the case was closed.

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

In January 2019, scientific media published the results of the study of the China National Tobacco Quality Supervision and Test Centre (“CNTQST”) comparing the aerosol generated by IQOS to cigarette smoke. The CNTQST found that the former contained fewer, and lower levels of, harmful constituents than the latter and concluded that the lower temperature of heating tobacco in IQOS contributed to the difference. The CNTQST stated that the reduction in emissions of harmful constituents cannot be interpreted as a harm/risk reduction for cigarette smokers in the same proportion.

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

In June 2022, the SHC published new advice on e-cigarettes in which they confirm that e-cigarettes are substantially less harmful than smoking cigarettes and, therefore, a better alternative for smokers. The SHC underlines that the vast majority of the risks of tobacco smoking are not caused by nicotine, but by the harmful substances that are released by the combustion of tobacco. Based on the cited science, the SHC calls for legislation that makes a clear distinction between cigarettes and e-cigarettes by focusing on better informing smokers about the benefits of the lower-risk (but not risk-free) alternative, as well as on protecting non-smokers and underage people.

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

Illicit Trade

Illicit trade creates a cheap and unregulated supply of tobacco and nicotine-containing products, undermines efforts to reduce smoking prevalence, especially among underage individuals, damages legitimate businesses and intellectual property rights, stimulates organized crime, increases corruption and reduces government tax revenue. We generally estimate that, excluding China and the U.S., illicit trade may account for as much as 16% of global cigarette consumption; this includes counterfeit, contraband and the persistent problem of “illicit whites,” which are cigarettes legally purchased in one jurisdiction for the sole purpose of being exported and illegally sold in another jurisdiction where they have no legitimate market. We estimate that illicit trade in the EU accounted for more than 10% of total cigarette consumption in 2025, mainly driven by counterfeit. Illicit trade also increasingly targets SFPs.

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

As an example, the commercial success of the nicotine pouch category makes it more prone to be affected by illicit trade. Our ongoing anti-illicit trade initiatives for nicotine pouches include PMI’s ‘know-your-customer’ and ‘anti-diversion’ governance and other measures, such as volume monitoring, tracking and tracing, product security, as well as internal and external awareness training and communications. We are also expanding our market monitoring (both online and offline) and illicit trade research program to nicotine pouches. PMI affiliates and Swedish Match affiliates are taking appropriate actions to address the illicit resale of certain of our oral products, including nicotine pouches outside their initial intended market of retail, such as Scandinavia, the U.S. and other markets. Such actions include awareness communications to trade partners, cease-and-desist letters to those involved in illicit trade of products bearing our brands and limiting and/or terminating sales to certain customers in both the online and traditional trade.

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and internet channels and the implementation of tracking and tracing technologies. To date, 73 Parties, including the EU, have ratified the Protocol. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. The fourth Meeting of the Parties concluded in November 2025, with no restrictions decided as regards duty-free tobacco sales, or as to whether the Protocol’s provisions cover electronic nicotine and non-nicotine delivery systems. MOP5 will take place in 2027. The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU were extended to include tobacco products other than cigarettes, including some of our SFPs, as of May 20, 2024.

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

Certain states within the U.S. have enacted legislation permitting or requiring state pension funds to divest or abstain from future investment in stocks of companies that do business with certain countries that are sanctioned by the U.S. Because we do business in certain of these countries, consistent with our policy to fully comply with Trade Sanctions and as described above, these state pension funds may have divested of our stock or may not invest in our stock. We do not believe such legislation has had a material effect on the price of our stock.

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

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia, which as of December 31, 2025 had a carrying value of $303 million. Previously, TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), a Dutch holding company in which PMI held a 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. MDBV was dissolved in December of 2025. Previously, Mr. Igor Kesaev was a non-majority shareholder of MDBV. The EU, the U.S., the UK, Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev.

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

Impact of Inflation on Our Business

Like many other global companies, we experienced inflationary pressures in 2022, 2023, and 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. In 2025, certain inflationary elements such as direct materials and utilities stabilized, with a moderate overall increase in inflationary pressures driven by tobacco leaf costs. The impact of inflation on cost of sales during 2025 and during the first six months of 2026 was not material to our consolidated financial statements.

The current conflict in the Middle East, as discussed below, may result in increased inflationary pressures globally.

Impact of Tariffs on Our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy.

While the global tariff environment is volatile, as a global company with a broadly diversified production, a worldwide supplier network, including an established U.S. manufacturing base for nicotine pouches, and existing supply chains that are largely self-contained within their respective trade regions, we currently believe we are well-positioned to mitigate potential supply chain challenges and that the changing tariff environment will not have a material impact on our business. During the first six months of 2026, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2026.

We are actively monitoring developments in the global tariff environment and will continue to evaluate the potential impact of the announced tariffs and related developments on our business and financial condition, as well as on our suppliers, and the actions we may take to mitigate any impact. For our risk factors related to the impact of tariffs, see the "Cautionary Factors That May Affect Future Results” section of this MD&A.

Conflict in the Middle East

The Middle East conflict had an immaterial impact on our business in the first half of 2026. While we have observed increased energy prices and some disruption in energy supply in a number of markets, this has not at this stage translated into a discernible shift in consumer behavior. The situation remains uncertain in both duration and potential impact, and it is difficult to assess the broader long term implications for the consumer or the global cost environment. This situation could lead to increased inflationary pressures, which could further impact consumer behavior as well as our transportation, energy, and other input costs. We will continue to closely monitor developments to assess the mid-to-long term consequences across the main variables.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supply the market from production centers outside Ukraine. Production at our factory in Kharkiv remains suspended. We have invested over $30 million in a new production facility in the Lviv region, in Western Ukraine, where local production commenced in April 2024. As of June 30, 2026, our Ukrainian operations had approximately $0.6 billion in total assets, excluding intercompany balances.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of June 30, 2026, our Russian operations had approximately $5.6 billion in total assets, excluding intercompany balances, of which approximately $2.8 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles).

Additionally, PMI holds a 23% equity interest in JSC TK Megapolis, PMI's distributor in Russia. For further details, see Note 13. Related Parties – Equity Investments and Other.

These developments above have or may have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in impairment charges.
For further details, see the "Trade Policy" and "Cautionary Factors That May Affect Future Results" sections of this MD&A.

Restructuring Activities

We discuss restructuring activities in Note 15. Restructuring Activities to our condensed consolidated financial statements.

U.S. GAAP Treatment of Highly Inflationary Economies

For the six months ended June 30, 2026 and 2025, we applied highly inflationary accounting to the results of operations of our subsidiaries in Argentina, Egypt, Turkey and Lebanon as the cumulative inflation rate in these economies for a three-year period meets or exceeds 100%, in accordance with U.S. GAAP. As a result, monetary assets and liabilities denominated in local currencies are remeasured to the U.S. Dollar at each balance sheet date, with remeasurement gains and losses recognized in the consolidated statement of earnings.

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the six months ended June 30, 2026 and 2025, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting were not material.

As of July 1, 2026, PMI will no longer account for the operations of its Egyptian subsidiaries as highly inflationary and will stop using the U.S. dollar as the functional currency of the subsidiaries. The impact of this change is not expected to have a material impact to our consolidated financial statements.

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

Indonesia

On March 31, 2026, the Indonesia Stock Exchange (“IDX”) issued new free float regulations. Any listed company with a market capitalization of at least IDR 5 trillion and a public free float of less than 12.5% as of March 31, 2026 must increase its free float to at least 12.5% by March 31, 2027 and to at least 15% by March 31, 2028. One of PMI’s Indonesian subsidiaries, PT Hanjaya Mandala Sampoerna Tbk (“HMS”), is listed on the IDX. As of June 30, 2026, 7.5% of HMS’ equity, with a listed value of IDR 5.8 trillion (approximately $351 million), qualified as public free float under the new regulations. HMS is assessing the implications of these new requirements.

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

Financial Review

Cash Flow Highlights

	For the Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$5,093	$3,062
Net cash provided by (used in) investing activities	23	(2,750)
Net cash provided by (used in) financing activities	(3,879)	(890)

Net Cash Provided by (Used in) Operating Activities
During the first six months of 2026, net cash provided by operating activities was $5.1 billion as compared to $3.1 billion in the first six months of 2025. Excluding favorable currency movements, the favorable variance of $1.9 billion was primarily due to lower working capital requirements of $1.5 billion, and higher currency-neutral net earnings, excluding non-cash depreciation and amortization expense, non-cash movements in deferred income tax benefit, the impairment charge related to the RBH equity investment and non-cash movements related to the changes in the fair value of our investments in equity securities reflected in Other (for further details, see Note 13. Related Parties – Equity Investments and Other).

The lower working capital requirements in 2026 as compared with 2025 were primarily due to less cash used in inventories, and accrued liabilities and other current assets, reflecting the timing of excise tax-paid tactical inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments. Additionally, excise tax payments in 2025 included the disputed supplemental tax surcharge on heated tobacco products in Germany of approximately $0.8 billion which PMI elected to pay in January 2025 to avoid the future addition of interest (for further details refer to the International Smoke-Free segment section of this MD&A where we describe the case). Lower cash used in income taxes primarily reflects the final installment payment in 2025 related to the 2017 U.S. Tax Cuts and Jobs Act transition tax liability.

For the full year 2026, we currently expect net cash provided by operating activities of around $13.5 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Provided by (Used in) Investing Activities

During the first six months of 2026, net cash provided by investing activities was $23 million as compared to net cash used in investing activities in 2025 of $2,750 million. This favorable variance was primarily due to changes in the cash collateral posted for derivative instruments, reflecting the depreciation of the Euro and the Swiss franc versus the U.S. dollar, and favorable movements in investments in debt securities.

The 2026 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2026 to be $1.4 billion to $1.6 billion, predominantly supporting the smoke-free business.
Net Cash Provided by (Used in) Financing Activities

During the first six months of 2026, net cash used in financing activities was $3.9 billion as compared to $0.9 billion in the first six months of 2025. The increase in net cash used was primarily due to lower long-term debt issuances in 2026, higher long-term debt repayments in 2026 and higher dividend payments. The increase was partially offset by higher net short-term borrowings in 2026 and changes in the cash collateral received for derivative instruments, reflecting the depreciation of the Euro and the Swiss franc versus the U.S. dollar.

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

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are mostly held with institutions that have investment-grade long-term credit ratings. As of June 30, 2026 and December 31, 2025, we had cash and cash equivalents of $6.0 billion and $4.9 billion, respectively, the majority of which was held by our foreign subsidiaries, including $2.8 billion and $2.3 billion, respectively, held in Russia.

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

Debt and Borrowing Arrangements
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. On April 14, 2026, Moody’s revised PMI's outlook from "Stable" to "Positive". At June 30, 2026, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Positive
Standard & Poor’s	A-2	A-	Positive
Fitch	F1	A	Stable

Debt – Our total debt was $49.1 billion at June 30, 2026, and $48.8 billion at December 31, 2025. Foreign currency denominated debt and the majority of our $52.2 billion gross notional amount of derivative financial instruments are subject to foreign currency exchange rates fluctuation, primarily between the Euro and U.S. Dollar, which could impact our debt levels and the pace of anticipated deleveraging. For further details, including the fair value and currency denomination of our debt, as well as our debt issuances in 2026, see Note 6. Financial Instruments and Note 11. Indebtedness. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 6, 2026, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (the "SEC"), under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At June 30, 2026, we had $2.7 billion of commercial paper outstanding. At December 31, 2025, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first six months of 2026 was $4.7 billion. The average commercial paper balance outstanding during 2025 was $3.0 billion. For further details, see Note 11. Indebtedness.

Revolving Credit Facilities – At June 30, 2026, our total committed revolving credit facilities were $6.2 billion, and there were no borrowings outstanding. The entire committed amounts were available for borrowing.

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

Supply Chain Financing – We engage with unaffiliated global financial institutions that offer a voluntary supply chain financing program to some of our suppliers. For further details, see Note 17. Supply Chain Financing.

Guarantees – At June 30, 2026, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

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

Equity and Dividends

We discuss our stock awards as of June 30, 2026 in Note 3. Stock Plans to our condensed consolidated financial statements.

Dividends paid in the first six months of 2026 were $4.6 billion. During the third quarter of 2025, our Board of Directors approved an 8.9% increase in the quarterly dividend to $1.47 per common share. As a result, the present annualized dividend rate is $5.88 per common share.

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
We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in our securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this report, particularly in the Business Environment section of this MD&A. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. Additionally, the following disclosures reflect our beliefs and opinions as to future risks and uncertainties. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. We do not undertake to update any forward-looking statement that we may make from time to time, except in the normal course of our public disclosure obligations.

Overall Business Risks

We may be unsuccessful in our efforts to introduce, commercialize, and grow smoke-free products in existing and new markets, and regulators may prohibit or significantly restrict the commercialization of these products or the communication of scientifically substantiated information and claims.
Our strategic priority is the continued introduction, commercialization, and growth of our SFPs, and if these efforts are not successful, in key markets or systematically, our financial results and future growth prospects may be materially adversely impacted. If other market participants are more successful in these efforts or if SFP categories where we hold a competitive advantage are inequitably regulated compared to cigarettes or other SFP categories without regard to the totality of the scientific evidence available for such products, we may be at a competitive disadvantage. In addition, actions of some market participants, such as the inappropriate marketing of e-vapor products to underage individuals, as well as alleged health consequences associated with the use of certain SFPs, may unfavorably impact public opinion and/or mischaracterize the health consequences of our SFPs to consumers, regulators and policy makers without regard to the totality of scientific evidence available for specific products. This may impede our efforts to advocate for the development and maintenance of science-based regulatory frameworks for the development and commercialization of SFPs. We cannot predict the extent to which regulators will permit — or continue to permit — the sale and/or marketing of SFPs and regulatory restrictions have, and could further limit, the commercialization of our SFPs.

Additionally, any claims, regardless of merit, challenging our research and clinical data available to date may impact the development and maintenance of science-based regulatory frameworks for the commercialization of the SFP category and the commercialization of the SFP category in general.

Our SFPs and commercial activities for these products are designed for, and directed toward, current adult smokers and adult users of nicotine-containing products. We also put significant effort to restrict access of our products by underage persons. Despite our efforts, technological, operational, and/or regulatory developments might impact the implementation or effectiveness of underage access prevention mechanisms and surrounding infrastructure. If there is significant usage, whether actual or perceived, of our products or competitive products among underage individuals or non-nicotine users, even in situations over which we have no control, our reputation and credibility may suffer, the regulatory approach to our products may become more restrictive, and our efforts to advocate for the development of science-based regulatory frameworks for the development and commercialization of SFPs may be significantly impacted.

Consumption of tax-paid cigarettes continues to decline in many of our markets.
This decline is due to multiple factors, including increased taxes and pricing, governmental actions, the diminishing social acceptance of smoking, health concerns, competition, continuing economic and geopolitical uncertainty, and the continuing prevalence of illicit products. These factors and their potential consequences are discussed more fully below and in the Business Environment section of this MD&A. The decline in the consumption of cigarettes could have a material adverse effect on our revenues, cash flows and profitability, which in turn may have a material adverse effect on our ability to fund our smoke-free transformation.

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

Governmental actions to restrict or entirely prohibit the use of certain SFP categories have also been considered or adopted in various jurisdictions. A significant factor influencing these developments are reports issued by the WHO and the FCTC, and related proposals, which make a number of policy recommendations on SFPs that, if implemented, could restrict both the availability of these products and the access to accurate information about them. These reports and proposals are not binding on the WHO Member States or on parties to the FCTC, and so it is not possible to predict the extent to which any of the reports or proposals are implemented into regulations by Member States. However, these proposed guidance documents could ultimately lead to restrictions on the availability of certain of our SFPs or access to accurate information about them in one or more of our current or future markets, which could have a material adverse effect on our financial results and growth prospects.

We anticipate that significant regulatory restrictions will continue to be considered and adopted in many markets. Regulatory initiatives that have been contemplated, proposed, introduced, or enacted by governmental authorities in various jurisdictions include:

•	restrictions on or licensing of outlets permitted to sell tobacco or nicotine-containing products;
•	the levying of substantial and increasing tax and duty charges;
•	restrictions or bans on advertising, marketing and sponsorship;
•	the display of larger health warnings, graphic health warnings and other labeling requirements;
•	restrictions on packaging design, including the use of colors, and mandating plain packaging;
•	restrictions on packaging and cigarette formats and dimensions;
•	restrictions or bans on the display of product packaging at the point of sale and restrictions or bans on vending machines;
•	generational sales bans, under which the sale of certain tobacco or nicotine-containing products to people born after a certain year would be prohibited;
•	classification of the product as food such that any nicotine amounts beyond de minimis content de facto bans the nicotine product from the market;
•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and/or other smoke or product constituents;
•
disclosure, restrictions, or bans of tobacco and nicotine-containing product ingredients, components or other product features, including bans on the flavors of certain tobacco and nicotine-containing products, and restrictions on certain device features;

•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public or private spaces, both indoors and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products or related devices;
•	elimination of duty free sales and duty free allowances for travelers;
•	restrictions in terms of importing or exporting our products impacting our logistics activities and ability to ship our products;
•	encouraging litigation against tobacco companies; and
•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.

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
Federal, state or local government action, including regulatory actions and inaction by the FDA, may have a material adverse impact on our commercialization of SFPs and in our business in the United States. The FDA’s premarket tobacco product and MRTP authorizations of two versions of our IQOS product as well as the premarket tobacco product and MRTP authorizations of 20 varieties of ZYN nicotine pouches are subject to strict marketing, reporting and other requirements. Although we have received these authorizations from the FDA, there is no guarantee that the products will remain authorized for sale in the United States, or that new versions of IQOS or other ZYN products will receive authorizations, particularly if there is a significant uptake in underage or non-nicotine user initiation.

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
Our business is subject to changes in adult consumer preferences, and if we do not accurately assess market trends, are unable to adapt our product offerings to evolving consumer demands, or face challenges in product development, we could experience missed opportunities, supply chain challenges, reduced competitiveness, inefficient expenditures, and potential impacts on our customer base and brand reputation. Furthermore, restrictions pertaining to packaging, labeling, or promotional and advertising activities may limit our ability to effectively communicate product innovations intended to address changing adult consumer preferences. Any of these factors could have a material adverse effect on our results of operations, revenues, cash flows, profitability, and prospects for growth.

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

Our ability to grow profitability may be limited by our ability to introduce new products, enter new markets, maintain sufficient production capacity, or improve our margins through higher pricing and improvements in our brand and geographic mix.
Our profit growth may be materially adversely impacted if we are unable to introduce new products or enter new markets successfully, to meet the demand for our products with increased production capacity, to raise prices, or to improve the proportion of our sales of higher margin products and in higher margin geographies.

Our management uses certain key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions, and such metrics may not accurately reflect all of the aspects of our business needed to make such evaluations and decisions, in particular as our business continues to evolve.
In addition to our consolidated financial results, our management regularly reviews a number of operating, performance, risk, and financial metrics, including various revenue, user and sales metrics (such as market shares, in-market sales, adjusted in-market sales, and SFP users) to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions. We believe that these metrics are representative of our current business; however, these metrics may not accurately reflect all aspects of our business, and we anticipate that these metrics may change or may be substituted for additional or different metrics as our business evolves. Furthermore, in some instances the metrics are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant uncertainties and contingencies. If our management fails to account for other relevant information or to substitute the key business metrics they review as our business changes or if the assumptions or estimates underlying the metrics are inaccurate, their ability to accurately formulate financial projections and make strategic decisions may be compromised and our business, financial results and future growth prospects may be adversely impacted.

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

Disruption in the credit markets, limitations on our ability to borrow, slower than anticipated debt deleveraging, or a downgrade of one or more of our current credit ratings could increase our future borrowing costs which could materially and adversely affect our financial condition and results of operations. In addition, tighter or more volatile credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

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

The full implications of the Russian invasion of Ukraine to our operations in those countries are impossible to predict at this time. The likelihood of action by the Russian government against PMI, including the possibility of legal action against us or our employees; the deprivation of rights in, or access to, our Russian or Russia-related assets; or nationalization of foreign businesses or assets (including cash reserves held in Russia and intangible assets such as trademarks), is impossible to predict. We are continually assessing the evolving situation in Russia, including regulatory constraints in the market involving very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. The deprivation of rights in, or access to, our Russian or Russia-related assets could also result in a material impairment and could cause the deconsolidation of our Russian business. In Ukraine, it is not possible to know when and to what extent we will be able to fully normalize our operations or to what extent our workforce, facilities, inventory, and other assets will remain intact. These developments have and will continue to have a material adverse impact on our business, results of operations, cash flows and financial position, and may result in further impairment charges.

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

The broader consequences of the invasion are also impossible to predict, but could include reputational consequences; further sanctions, financial or currency restrictions, punitive tax law changes, embargoes, regional instability, or geopolitical shifts; and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Given the nature of our business and global operations, such geopolitical instability and uncertainty could increase the costs of our materials and operations; reduce demand for our products; have a negative impact on our supply chains, manufacturing capabilities, or distribution capabilities; increase our exposure to currency fluctuations; constrain our liquidity or our ability to access capital markets; create staffing or operational difficulties; or subject us to increased cyber-attacks. While we will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop, the extent of the conflict’s effect on our business and results of operations as well as the global economy, cannot be predicted.

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
We increasingly rely on third-parties and their subcontractors/suppliers, sometimes concentrated in a specific geographic area, for product distribution and to manufacture some of our products and product parts (particularly, electronic devices and accessories), as well as to provide services, including to support our finance, commercialization and information technology processes. While many of these arrangements improve efficiency and decrease our operating costs, they also diminish our direct control. Such diminished control, including, but not limited to, control over third-party manufacturers and the availability of semiconductors and other critical electronic components used in our electronic devices, may lead to disruption in the distribution of our products and may have a material adverse effect on the quality and availability of products or services, our supply chain, and the speed and flexibility in our response to changing market conditions and adult consumer preferences, all of which may place us at a competitive disadvantage or negatively impact our reputation. In addition, we may be unable to renew these arrangements on satisfactory terms for numerous reasons, including government regulations, and the distribution of our products may be disrupted in certain markets or our costs may increase significantly if we must replace such third parties with other partners or our own resources.

Additionally, we expect that these third parties adhere to our applicable standards and to applicable laws related to product quality, responsible marketing, data protection, labor practices, and other areas. Our ability to monitor and enforce compliance is inherently limited, and these parties may fail to comply with our standards or to operate in accordance with our expectations or legal requirements, which could expose us to operational disruptions, legal or regulatory liabilities, reputational damage, or financial losses.

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

Furthermore, there is a continued and, in some cases, increased focus by certain regulatory and legislative bodies on environmental policies, including by the governmental authorities in certain international jurisdictions where we operate. These policies include, among others, carbon emissions and other environmentally focused taxation and fees as well as disclosure requirements, which could lead to additional taxation; energy price increases; disclosure and data assurance risks; new compliance costs; increased distribution and supply chain costs; and other expenses impacting our cost of operations. Moreover, given that the regulatory landscape in this regard is highly dynamic and fragmented across the many jurisdictions where we operate, additional uncertainties may be driven by regulatory changes with limited time for implementation and by contradictory requirements across jurisdictions, which could elevate the cost or complexity of our operations or create compliance risks. Additionally, government authorities, non-governmental organizations and other external stakeholders are increasingly filing lawsuits or initiating regulatory actions alleging that public statements regarding sustainability-related matters and practices are misleading or false.

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

We could decide, or be required, to recall products, which could have a material adverse effect on our business, reputation, results of operations, cash flows or financial position.
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

While we do not now expect that the recent and currently anticipated trade tariffs imposed by the U.S. and other countries will materially impact our business, the global tariff environment is volatile and further tariff or trade related developments could result in risks to PMI’s business, including increased production costs; limited market access; supplier financial condition degradation resulting in reduced or interrupted supplies; and price increases or other economic impacts that could reduce consumer demand. Additionally, while the impact of the Middle East conflict on our business in the first half of 2026 was immaterial, the duration and potential impact of the situation remain uncertain and it could lead to increased inflationary pressures, which could impact consumer behavior as well as our transportation, energy, and other input costs; broader geopolitical instability; security or cybersecurity incidents; or other consequences that, individually or in the aggregate, may materially adversely affect our business, results of operations, cash flows, or financial condition.

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
There is litigation related to tobacco products and/or nicotine products pending in certain jurisdictions in which we operate. Damages claimed in some tobacco-related litigation are significant and, in certain cases, range into the billions of U.S. dollars. The FCTC encourages litigation against tobacco product manufacturers. It is possible that our consolidated results of operations, cash flows or financial position could be materially adversely affected in a particular fiscal quarter or fiscal year by an unfavorable outcome or settlement of certain pending litigation. We face various administrative and legal challenges related to certain SFP activities, including allegations concerning product classification, advertising and distribution restrictions, corporate communications, product coach activities, scientific substantiation, product liability, antitrust, and unfair competition. As of March 2024, we began facing litigation related to our oral nicotine products before certain courts in the United States. We anticipate that new cases will continue to be filed. While we design our products to comply with relevant regulations, we expect these or similar challenges to continue as we expand our efforts to commercialize SFPs and to communicate with the public.

The outcomes of these matters may affect our SFP commercialization and public communication activities and performance in one or more markets. Also, see Note 9. Contingencies to our condensed consolidated financial statements for a discussion of pending litigation.

From time to time, we are subject to governmental investigations on a range of matters.
Investigations include, among other matters, allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising or distribution, product safety or specification allegations, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Note 9. Contingencies—Other Litigation to our condensed consolidated financial statements and the Governmental Investigations section of this MD&A.

We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold. If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new or existing SFPs and improve our products, and therefore have a material adverse effect on our revenues and our profitability. In addition, if, as a result, we are unable to manufacture or sell our SFPs or improve their quality in one or more markets, our ability to convert adult smokers to our SFPs in such markets would be adversely affected. See Note 9. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

The research, development, and commercialization of non-recreational cannabinoid products subjects us to legal, regulatory, reputational and other risks.
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
We and our business partners heavily rely on information technology networks and systems, including those connected to the Internet, to help manage business processes and operations, including the collection, storage, interpretation, and processing of confidential, sensitive, personal and other data; internal and external communications; marketing and e-commerce activities; the manufacture, sale, and distribution of our products; management of third-party business relationships; engagement with governmental authorities; innovation through research and development; and other activities necessary for business operations. Some of these information systems and networks are developed, supplied, or managed by third-party service providers that may make us vulnerable to “supply chain” style cyberattacks. The failure or disruption of our information technology networks and systems, or those managed by third-party service providers or owned by our business partners and used in furtherance of PMI’s business, due to cybersecurity attacks; unauthorized attempts to corrupt or extract data; security vulnerabilities; failure to timely respond and mitigate cybersecurity risks; misconfigurations; human error; or failure or inability by us, third-parties, or our business partners to adhere to cybersecurity industry best practices could place us at a competitive disadvantage, cause reputational damage; impact our operations; or result in data breaches, significant business disruption, litigation, regulatory action including significant fines or penalties, financial impact, or loss of revenue or assets, including our intellectual property, personal, confidential, or sensitive data.

Cyberattacks, security incidents and vulnerabilities impacting PMI, acquired companies, our business partners, or our third-party providers continue to dynamically evolve in sophistication and volume, making it difficult for us to predict probability, frequency, and impact severity of security incidents. Further, it may be inherently difficult to detect vulnerabilities during due diligence, for long periods of time, or soon enough to mitigate exploitation. There can be no assurance that such security incidents or vulnerabilities will not have a material adverse effect on us in the future. While PMI works to mitigate these risks by implementing a cybersecurity risk program and a third-party cybersecurity risk management program, there can be no assurance that these programs are comprehensive or accurately identify and sufficiently mitigate all cybersecurity risks.

Cyberattacks, security incidents and vulnerabilities have impacted, and we expect will continue to impact, PMI, our business partners, and our third-party providers. Cyberattacks continue to dynamically evolve in sophistication and volume, making it difficult for us to predict probability, frequency, and impact severity of security incidents on us. We also have, and continue to face, immaterial third-party information security breaches. While these types of incidents have occurred frequently within the last three years, none have been material to our business, financial condition, or results of operations.

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

Part II - OTHER INFORMATION

Item 1.Legal Proceedings.
See Note 9. Contingencies of the Notes to the Condensed Consolidated Financial Statements included in Part I – Item 1 of this Form 10-Q for a discussion of legal proceedings pending against Philip Morris International Inc. and its subsidiaries.

Item 1A. Risk Factors.
Information regarding Risk Factors appears in “Management's Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Factors That May Affect Future Results,” in Part I – Item 2 of this Form 10-Q and in Part I – Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended June 30, 2026, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
April 1, 2026 – April 30, 2026	—	$—	—	$—
May 1, 2026 – May 31, 2026	—	$—	—	$—
June 1, 2026 – June 30, 2026	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
April 1, 2026 – April 30, 2026 (1)	11,893	$165.35
May 1, 2026 – May 31, 2026 (1)	5,970	$164.43
June 1, 2026 – June 30, 2026 (1)	1,489	$179.30
For the Quarter Ended June 30, 2026	19,352	$166.14

(1)Shares repurchased primarily represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 5.    Other Information.
During the three months ended June 30, 2026, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 6.Exhibits.

10.1	Separation Agreement and Release with Emmanuel Babeau, dated July 6, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 9, 2026).

10.2	Employment Agreement with Massimo Andolina, effective August 1, 2026 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed June 16, 2026).

10.3
Terms Agreement, dated April 27, 2026, among PMI and Barclays Capital Inc., Mizuho Securities USA LLC, SMBC Nikko Securities America, Inc., Morgan Stanley & Co. LLC, Santander US Capital Markets LLC and Standard Chartered Bank, as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K filed April 29, 2026).

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
July 24, 2026