Form 10-Q
period 2026-09-30
Philip Morris International Inc.
filed 2026-10-23
CIK 1413329

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
At October 16, 2026, there were 1,558,655,629 shares outstanding of the registrant’s common stock, no par value per share.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Net revenues 1 & 2 (Note 13)	$32,776	$30,286
Cost of sales (Note 1)	10,358	9,789
Gross profit	22,418	20,497
Marketing, administration and research costs (Notes 1 & 15)	8,831	8,474
Impairment of goodwill (Note 5)	—	41
Corporate expenses and other (Note 1)	298	463
Operating income	13,289	11,519
Interest expense, net	679	748
Pension and other employee benefit costs (Note 4)	63	37
Earnings before income taxes	12,547	10,734
Provision for income taxes	2,617	2,062
Impairment related to the RBH equity investment (Note 13)	511	—
Equity investments and securities (income)/loss, net (Note 13)	330	(926)
Net earnings	$9,089	$9,598
Net earnings attributable to noncontrolling interests	521	391
Net earnings attributable to PMI	$8,568	$9,207
Per share data (Note 7):
Basic earnings per share	$5.49	$5.90
Diluted earnings per share	$5.48	$5.89
(1) Includes net revenues from related parties of $3,752 million and $3,387 million for the nine months ended September 30, 2026 and 2025, respectively.
(2) Net revenues are shown net of excise tax on products. For the nine months ended September 30, 2026 and 2025, excise tax on products was $42,965 million and $39,495 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Earnings
(in millions of dollars, except per share data)
(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Net revenues 1 & 2 (Note 13)	$11,438	$10,845
Cost of sales (Note 1)	3,584	3,484
Gross profit	7,854	7,361
Marketing, administration and research costs (Notes 1 & 15)	2,993	3,058
Corporate expenses and other (Note 1)	(5)	40
Operating income	4,866	4,263
Interest expense, net	199	230
Pension and other employee benefit costs (Note 4)	73	14
Earnings before income taxes	4,594	4,019
Provision for income taxes	986	751
Equity investments and securities (income)/loss, net (Note 13)	86	(345)
Net earnings	3,522	3,613
Net earnings attributable to noncontrolling interests	209	135
Net earnings attributable to PMI	$3,313	$3,478
Per share data (Note 7):
Basic earnings per share	$2.12	$2.23
Diluted earnings per share	$2.12	$2.23
(1) Includes net revenues from related parties of $1,312 million and $1,307 million for the three months ended September 30, 2026 and 2025, respectively.
(2) Net revenues are shown net of excise tax on products. For the three months ended September 30, 2026 and 2025, excise tax on products was $15,139 million and $14,221 million, respectively.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Net earnings	$9,089	$9,598
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $(129) in 2026 and $410 in 2025	249	(1,917)
(Gains)/losses transferred to earnings, net of income taxes of $0 in 2026 and $0 in 2025	(19)	—
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $60 in 2026 and $(7) in 2025	(75)	19
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(20) in 2026 and $(36) in 2025	196	133
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $(20) in 2026 and $31 in 2025	105	(168)
(Gains) losses transferred to earnings, net of income taxes of $26 in 2026 and $13 in 2025	(125)	(69)
Total other comprehensive earnings (losses)	331	(2,002)
Total comprehensive earnings	9,420	7,596
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	427	395
Comprehensive earnings attributable to PMI	$8,993	$7,201

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Earnings
(in millions of dollars)
(Unaudited)

	For the Three Months Ended September 30,
	2026	2025
Net earnings	$3,522	$3,613
Other comprehensive earnings (losses), net of income taxes:
Change in currency translation adjustments:
Unrealized gains (losses), net of income taxes of $10 in 2026 and $(23) in 2025	(242)	(291)
Change in net loss and prior service cost:
Net gains (losses) and prior service costs, net of income taxes of $60 in 2026 and $0 in 2025	(75)	7
Amortization of net losses, prior service costs and net transition costs, net of income taxes of $(6) in 2026 and $(11) in 2025	146	40
Change in fair value of derivatives accounted for as hedges:
Gains (losses) recognized, net of income taxes of $6 in 2026 and $(12) in 2025	(30)	67
(Gains) losses transferred to earnings, net of income taxes of $10 in 2026 and $4 in 2025	(52)	(19)
Total other comprehensive earnings (losses)	(253)	(196)
Total comprehensive earnings	3,269	3,417
Less comprehensive earnings (losses) attributable to:
Noncontrolling interests	171	106
Comprehensive earnings attributable to PMI	$3,098	$3,311

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(in millions of dollars)
(Unaudited)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$6,683	$4,872
Trade receivables (less allowances of $36 in 2026 and $23 in 2025) (1)	5,156	4,572
Other receivables (less allowances of $24 in 2026 and $24 in 2025)	1,375	1,238
Inventories:
Leaf tobacco	2,613	2,425
Other raw materials	2,270	2,223
Finished product	5,443	6,830
	10,326	11,478
Other current assets	2,248	2,203
Total current assets	25,788	24,363
Property, plant and equipment, at cost	19,551	19,616
Less: accumulated depreciation	11,182	11,219
	8,369	8,397
Goodwill (Note 5)	16,789	17,264
Other intangible assets, net (Note 5)	9,824	10,884
Equity investments (Note 13)	1,975	2,891
Deferred income taxes	1,224	1,247
Other assets (less allowances of $11 in 2026 and $12 in 2025)	2,761	4,139
TOTAL ASSETS	$66,730	$69,185

(1) Includes trade receivables from related parties of $1,054 million and $839 million as of September 30, 2026, and December 31, 2025, respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

See notes to condensed consolidated financial statements.
Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Continued)
(in millions of dollars, except share data)
(Unaudited)

	September 30, 2026	December 31, 2025
LIABILITIES
Short-term borrowings (Note 11)	$2,525	$168
Current portion of long-term debt (Note 11)	3,328	3,533
Accounts payable	4,036	4,407
Accrued liabilities:
Marketing and selling	1,469	1,354
Taxes, except income taxes	5,521	7,555
Employment costs	1,420	1,545
Dividends payable	2,516	2,312
Other	3,019	3,298
Income taxes	1,361	1,255
Total current liabilities	25,195	25,427
Long-term debt (Note 11)	41,709	45,134
Deferred income taxes	1,983	2,065
Employment costs	2,140	2,406
Other liabilities	1,648	2,181
Total liabilities	72,675	77,213
Contingencies (Note 9)
STOCKHOLDERS’ (DEFICIT) EQUITY
Common stock, no par value (2,109,316,331 shares issued in 2026 and 2025)	—	—
Additional paid-in capital	2,526	2,453
Earnings reinvested in the business	36,866	35,400
Accumulated other comprehensive losses (Note 12)	(11,871)	(12,296)
	27,521	25,557
Less: cost of repurchased stock (550,676,719 and 552,659,642 shares in 2026 and 2025, respectively)	35,458	35,551
Total PMI stockholders’ deficit	(7,937)	(9,994)
Noncontrolling interests	1,992	1,966
Total stockholders’ deficit	(5,945)	(8,028)
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$66,730	$69,185

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES

Net earnings	$9,089	$9,598

Adjustments to reconcile net earnings to operating cash flows:
Depreciation and amortization expense	1,534	1,475
Impairment of goodwill (Note 5)	—	41
Impairment related to the RBH equity investment (Note 13)	511	—
Deferred income tax (benefit) provision	(35)	(433)
Restructuring charges, net of cash paid (Note 15)	(20)	216
Cash effects of changes, net of the effects from acquired and divested companies:
Receivables, net	(836)	(709)
Inventories	933	(48)
Accounts payable	(140)	(28)
Accrued liabilities and other current assets	(1,892)	(2,479)
Income taxes	162	(564)
Pension plan contributions, net of refunds (Note 4)	582	(91)
Other	557	546
Net cash provided by (used in) operating activities	10,445	7,524

CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

Capital expenditures	(1,115)	(1,125)
Proceeds from sale of businesses, net of cash disposed (Note 2)	87	32
Purchases of debt securities	(5)	(159)
Sales and maturities of debt securities	193	25
Equity investments	(45)	(48)
Collateral posted/settlements for derivatives, (paid)/returned (Note 6)	417	(2,318)
Other	(16)	54
Net cash provided by (used in) investing activities	(484)	(3,539)

See notes to condensed consolidated financial statements.

Continued

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Continued)
(in millions of dollars)
(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

Short-term borrowing activity by original maturity:
Net issuances (repayments) - maturities of 90 days or less	$1,907	$1,733
Issuances - maturities longer than 90 days	1,659	170
Repayments - maturities longer than 90 days	(1,191)	(170)
Long-term debt proceeds	1,478	3,596
Long-term debt repaid	(4,587)	(2,316)
Dividends paid	(6,903)	(6,329)
Collateral received/settlements for derivatives, received/(returned)	268	(815)
Noncontrolling interests activity and Other	(451)	(420)
Net cash provided by (used in) financing activities	(7,820)	(4,551)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(327)	373

Cash, cash equivalents and restricted cash (1):
Increase (Decrease)	1,814	(193)
Balance at beginning of period	4,892	4,254
Balance at end of period	$6,706	$4,061

(1) The amounts for cash, cash equivalents and restricted cash shown above include restricted cash of $23 million and $24 million as of September 30, 2026 and 2025, respectively, and $20 million and $38 million as of December 31, 2025 and 2024, respectively, which were included in other current assets in the condensed consolidated balance sheets.

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Nine Months Ended September 30, 2026 and 2025
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, January 1, 2025	$—	$2,335	$32,869	$(11,314)	$(35,640)	$1,880	$(9,870)
Net earnings			9,207			391	9,598
Other comprehensive earnings (losses), net of income taxes				(2,006)		4	(2,002)
Issuance of stock awards		65			89		154
Dividends declared ($4.17 per share)			(6,519)				(6,519)
Dividends paid to noncontrolling interests						(345)	(345)
Balances, September 30, 2025	$—	$2,400	$35,557	$(13,320)	$(35,551)	$1,930	$(8,984)
Balances, January 1, 2026	$—	$2,453	$35,400	$(12,296)	$(35,551)	$1,966	$(8,028)
Net earnings			8,568			521	9,089
Other comprehensive earnings (losses), net of income taxes				425		(94)	331
Issuance of stock awards		58			93		151
Dividends declared ($4.54 per share)			(7,102)				(7,102)
Dividends paid to noncontrolling interests						(401)	(401)
Other		15					15
Balances, September 30, 2026	$—	$2,526	$36,866	$(11,871)	$(35,458)	$1,992	$(5,945)

See notes to condensed consolidated financial statements.

Philip Morris International Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ (Deficit) Equity
For the Three Months Ended September 30, 2026 and 2025
(in millions of dollars, except per share amounts)
(Unaudited)

	PMI Stockholders’ (Deficit) Equity
	Common Stock	Additional Paid-in Capital	Earnings Reinvested in the Business	Accumulated Other Comprehensive Losses	Cost of Repurchased Stock	Noncontrolling Interests	Total
Balances, July 1, 2025	$—	$2,364	$34,376	$(13,153)	$(35,553)	$1,954	$(10,012)
Net earnings			3,478			135	3,613
Other comprehensive earnings (losses), net of income taxes				(167)		(29)	(196)
Issuance of stock awards		36			2		38
Dividends declared ($1.47 per share)			(2,297)				(2,297)
Dividends paid to noncontrolling interests						(130)	(130)
Balances, September 30, 2025	$—	$2,400	$35,557	$(13,320)	$(35,551)	$1,930	$(8,984)
Balances, July 1, 2026	$—	$2,477	$36,055	$(11,656)	$(35,459)	$1,926	$(6,657)
Net earnings			3,313			209	3,522
Other comprehensive earnings (losses), net of income taxes				(215)		(38)	(253)
Issuance of stock awards		34			1		35
Dividends declared ($1.60 per share)			(2,502)				(2,502)
Dividends paid to noncontrolling interests						(105)	(105)
Other		15					15
Balances, September 30, 2026	$—	$2,526	$36,866	$(11,871)	$(35,458)	$1,992	$(5,945)

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

Basis of Presentation

The interim condensed consolidated financial statements of PMI are unaudited. These interim condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("U.S. GAAP") and such principles are applied on a consistent basis. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been omitted. It is the opinion of PMI’s management that all adjustments necessary for a fair statement of the interim results presented have been reflected therein. All such adjustments were of a normal recurring nature. Net revenues and net earnings attributable to PMI for any interim period are not necessarily indicative of results that may be expected for the entire year.

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

Note 2. Acquisitions and Divestitures:

Sale of certain other businesses

During the fourth quarter of 2025, PMI completed the sale of one business and classified as held-for-sale net assets of certain other businesses (disposal group), primarily related to its consumer accessories products acquired as part of the Swedish Match AB acquisition in 2022. $142 million of the disposal group assets and $59 million of the disposal group liabilities were classified as held-for-sale and were included within other current assets and other accrued liabilities, respectively, in PMI’s consolidated balance sheet as of December 31, 2025. As a result, PMI recorded a pre-tax loss of $94 million, primarily related

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
to the impairment charge to record the net assets held-for-sale at the lower of their carrying value or fair value less costs to sell and the loss on the completed sale, of which $6 million related to the reclassification of currency translation losses from other comprehensive losses ($3 million reflected in the fourth quarter of 2025 and $3 million in the second quarter of 2026 upon completion of sales of the respective businesses). The loss on sale has been recorded in marketing, administration and research costs in PMI’s consolidated statement of earnings for the year ended December 31, 2025. The estimated fair value of the disposal group less costs to sell was determined using a market approach, based upon the expected net sales proceeds of the disposal group.

In the second quarter of 2026, PMI completed the sale of the remaining other businesses previously classified as held-for-sale for a total consideration of $121 million, subject to customary closing adjustments, of which $87 million of cash proceeds were received at closing and $34 million of deferred consideration recorded in other receivables and other assets.

Note 3. Stock Plans:
In May 2022, PMI’s shareholders approved the Philip Morris International Inc. 2022 Performance Incentive Plan (the “2022 Plan”). Under the 2022 Plan, PMI may grant to eligible employees restricted shares and restricted share units, performance-based cash incentive awards and performance-based equity awards. Up to 25 million shares of PMI’s common stock may be issued under the 2022 Plan. At September 30, 2026, shares available for grant under the 2022 Plan were 15,134,576.

In May 2017, PMI’s shareholders approved the Philip Morris International Inc. 2017 Stock Compensation Plan for Non-Employee Directors (the “2017 Non-Employee Directors Plan”). A non-employee director is defined as a member of the PMI Board of Directors who is not a full-time employee of PMI or of any corporation in which PMI owns, directly or indirectly, stock possessing at least 50% of the total combined voting power of all classes of stock entitled to vote in the election of directors in such corporation. Up to 1 million shares of PMI common stock may be awarded under the 2017 Non-Employee Directors Plan. At September 30, 2026, shares available for grant under the plan were 836,062.

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

During the nine months and three months ended September 30, 2026 and 2025, the recorded compensation expense related to RSU awards and the respective tax benefit (charge) were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	Compensation Expense Related to RSU Awards	Tax Benefit/(Charge) Related to RSU Awards	Compensation Expense Related to RSU Awards	Tax Benefit/(Charge) Related to RSU Awards
2026	$151	$53	$38	$10
2025	$131	$32	$34	$6

The compensation expense was recorded in corporate expenses and other costs.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2026 and 2025, shares granted to eligible employees and the weighted-average grant date fair value per share were as follows:

	Number of Shares Granted	Weighted-Average Grant Date Fair Value Per RSU Award Granted
2026	1,288,430	$ 182.62
2025	1,516,940	$ 145.46

During the nine months ended September 30, 2026, 1,452,598 RSU awards vested. The grant date fair value of all the vested awards was approximately $151 million. The total fair value of RSU awards that vested during the nine months ended September 30, 2026, was approximately $263 million.

As of September 30, 2026, PMI had $241 million of total unrecognized compensation cost related to non-vested RSU awards, which is expected to be recognized over the performance cycle of the awards of approximately three years.

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

The performance metrics for such PSUs granted during the nine months ended September 30, 2026, consisted of PMI's Total Shareholder Return ("TSR") relative to a predetermined peer group and on an absolute basis (40% weight), PMI’s currency-neutral compound annual adjusted diluted earnings per share growth rate (30% weight), and a VALUE Index, which consists of two drivers:

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

The performance metrics, targets and relative weights for the PSUs granted during the nine months ended September 30, 2026, were the same as the PSUs granted during the nine months ended September 30, 2025, with the exception of changes made to certain components of the Sustainability Index, which was replaced with the VALUE Index. The VALUE Index, built on the foundation of the Sustainability Index, continues to follow the same guiding principles, structure and governance while reflecting a more focused approach to incentivizing progress on key transformation matters. The division and relative weight of product and operational KPIs remain the same.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

During the nine months ended September 30, 2026 and 2025, the recorded compensation expense related to PSU awards, and the respective tax benefit (charge) were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	Compensation Expense related to PSU Awards	Tax Benefit/(Charge) Related to PSU Awards	Compensation Expense related to PSU Awards	Tax Benefit/(Charge) Related to PSU Awards
2026	$52	$30	$(1)	$3
2025	$66	$18	$6	$1

The compensation expense was recorded in corporate expenses and other costs.

During the nine months ended September 30, 2026 and 2025, shares granted to eligible employees and the weighted-average grant date fair value per share related to PSU awards were as follows:

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

During the nine months ended September 30, 2026, 816,829 PSU awards vested. The grant date fair value of all the vested awards was approximately $94 million. The total fair value of PSU awards that vested during the nine months ended September 30, 2026, was approximately $149 million.

As of September 30, 2026, PMI had $45 million of total unrecognized compensation cost related to non-vested PSU awards, which is expected to be recognized over the performance cycle of the awards of approximately three years.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Pension and other employee benefit costs per the condensed consolidated statements of earnings consisted of the following:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net pension costs (income)	$(44)	$(62)	$37	$(20)
Net postemployment costs	95	88	32	30
Net postretirement costs	12	11	4	4
Total pension and other employee benefit costs	$63	$37	$73	$14

Pension Plans

Components of Net Periodic Benefit Cost

Net periodic pension cost consisted of the following:

	Pension (1)
	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Service cost	$165	$178	$54	$62
Interest cost	169	155	51	53
Expected return on plan assets	(354)	(322)	(110)	(112)
Amortization:
Net loss	69	107	23	40
Prior service cost (credit)	(2)	(2)	(1)	(1)
Settlements	74	—	74	—
Net periodic pension cost	$121	$116	$91	$42
(1) Primarily non-U.S. based defined benefit retirement plans.

All of the amounts in the table above, other than service cost, are recognized in pension and other employee benefit costs in the condensed consolidated statement of earnings.

The Dutch Future Pensions Act (Wet toekomst pensioenen), enacted in 2023, requires Dutch pension plans to transition from defined benefit plans to defined contribution plans by January 1, 2028 in order to comply with the new legal and tax framework. In connection with this regulatory change, during the third quarter of 2026, PMI's Dutch affiliate substantially completed the buy-out of its defined benefit pension plan through the transfer of the plan's pension obligations to a third-party insurer.

As a result of the transaction, PMI recognized a pre-tax settlement loss of $74 million ($65 million net of tax), primarily attributable to the partial utilization of surplus plan assets in connection with the settlement. The settlement loss was recorded within Pension and other employee benefit costs in the condensed consolidated statements of earnings for the three months and nine months ended September 30, 2026. At the settlement date, the benefit obligation transferred to the insurer was approximately $1.0 billion.

Employer Contributions

PMI makes, and plans to make, contributions, to the extent that they are tax deductible and meet specific funding requirements of its funded pension plans. Employer contributions of $100 million, excluding refunds, were made to the pension plans during the nine months ended September 30, 2026. Currently, PMI anticipates making additional contributions during the remainder of 2026 of approximately $44 million to its pension plans, based on current tax and benefit laws. However, this estimate is subject to change as a result of changes in tax and other benefit laws, as well as asset performance significantly above or below the assumed long-term rate of return on pension assets, or changes in interest and currency rates.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

In the third quarter of 2026, PMI received cash refunds of surplus assets of $682 million primarily from its German defined benefit pension plans following the simplification of the German legal entity structure.

Pension plan contributions and refunds of surplus assets are included in pension plan contributions, net of refunds in cash provided by operating activities in the condensed consolidated statements of cash flows.

Note 5. Goodwill and Other Intangible Assets, net:

Goodwill

The movements in goodwill were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S. (a)	Total
Balances, December 31, 2025	$3,913	$4,862	$8,489	$17,264
Changes due to:
Currency	(244)	(222)	(9)	(475)
Balances, September 30, 2026	$3,669	$4,640	$8,480	$16,789
(a) U.S. goodwill balance is net of accumulated impairment losses of $556 million at September 30, 2026, and December 31, 2025. These accumulated losses, which relate to PMI's wellness unit Aspeya, exclude amounts related to businesses which were subsequently sold or reclassified as held-for-sale.

At September 30, 2026, goodwill primarily reflects PMI’s acquisitions of Swedish Match AB, as well as acquisitions in Indonesia, the Philippines, Egypt, Greece, Mexico, and Serbia.

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

Each of PMI's reporting units had fair values substantially in excess of their carrying values. PMI continues to monitor the Wellness reporting unit as any changes in assumptions and estimates, unfavorable clinical trial results, failure to obtain regulatory approvals and authorizations, and other market factors could result in future goodwill and other intangible asset impairments. See Note 15. Restructuring Activities, for information regarding the restructuring project initiated by PMI in October 2026. The project may result in an impairment of goodwill. As of September 30, 2026, goodwill attributed to the wellness reporting unit was $337 million.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Other Intangible Assets

Details of other intangible assets were as follows:

		September 30, 2026			December 31, 2025
(in millions)	Weighted-Average Remaining Useful Life	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable intangible assets		$4,592		$4,592	$4,776		$4,776
Amortizable intangible assets:
Trademarks	13 years	2,156	$1,051	1,105	2,227	$984	1,243
Reacquired commercialization rights for IQOS in the U.S.	3 years	2,777	1,342	1,435	2,777	926	1,851
Developed technology, including patents	6 years	344	177	167	358	160	198
Customer relationships and other	9 years	3,782	1,257	2,525	3,873	1,057	2,816
Total other intangible assets		$13,651	$3,827	$9,824	$14,011	$3,127	$10,884

Changes in the net carrying amount of intangible assets were as follows:

		Changes Due To:
(in millions)	December 31, 2025	Amortization & Impairment	Acquisitions & Divestitures	Currency & Other	September 30, 2026
Non-amortizable intangible assets	$4,776	$—	$—	$(184)	$4,592

Amortizable intangible assets:	6,108	(750)	—	(126)	5,232
Gross book value	9,235		—	(176)	9,059
Accumulated amortization	(3,127)	(750)	—	50	(3,827)
Total Intangibles, net	$10,884	$(750)	$—	$(310)	$9,824

Non-amortizable intangible assets substantially consist of the ZYN trademarks and other trademarks related to acquisitions in Indonesia and Mexico, as well as the tobacco manufacturing license associated with PMI's acquisition in Egypt.

Amortization expense for each of the next five years is estimated to be approximately $1,003 million or less, assuming no additional transactions occur that require the amortization of intangible assets.

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

The gross notional amounts for outstanding derivatives at the end of each period were as follows:

(in millions)	At September 30, 2026	At December 31, 2025
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	$29,239	$29,062
Interest rate contracts	4,800	4,700
Commodity contracts	2	3
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	18,464	16,278
Total	$52,505	$50,043

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
The fair value of PMI’s derivative contracts included in the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025, were as follows:

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
		At	At		At	At
(in millions)	Balance Sheet Classification	September 30, 2026	December 31, 2025	Balance Sheet Classification	September 30, 2026	December 31, 2025
Derivative contracts designated as hedging instruments:
Foreign exchange contracts	Other current assets	$554	$378	Other accrued liabilities	$165	$499
	Other assets	124	107	Other liabilities	360	853
Interest rate contracts	Other current assets	10	—	Other accrued liabilities	3	27
	Other assets	—	77	Other liabilities	166	—
Commodity contracts	Other current assets	—	—	Other accrued liabilities	—	1
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts	Other current assets	519	91	Other accrued liabilities	99	319
	Other assets	17	—	Other liabilities	140	276
Total gross amount derivatives contracts presented in the condensed consolidated balance sheets		$1,224	$653		$933	$1,975
Gross amounts not offset in the condensed consolidated balance sheets
Financial instruments		(607)	(444)		(607)	(444)
Cash collateral received/pledged		(432)	(183)		(325)	(1,374)
Net amount		$185	$26		$1	$157

PMI assesses the fair value of its derivative contracts using standard valuation models that use, as their basis, readily observable market inputs. The fair value of PMI’s foreign exchange forward contracts, foreign currency swaps and interest rate derivatives is determined using prevailing spot and forward foreign exchange rates, spot and forward interest rates, and the instruments' respective maturity dates. The fair value of currency options is estimated using a Black-Scholes valuation model that incorporates foreign exchange spot rates, interest rate differentials, currency volatilities, strike rates and maturity dates. The fair value of PMI’s commodity contracts is determined using prevailing market spot and futures prices and the corresponding maturity dates. PMI’s derivative contracts have been classified within Level 2 at September 30, 2026 and December 31, 2025.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the nine months ended September 30, 2026 and 2025, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Nine Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2026	2025		2026	2025	2026	2025
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$112	$(201)	Net revenues	$95	$79
			Marketing, administration and research costs	21	(31)
			Interest expense, net	(1)	(1)
Interest rate contracts	12	2	Interest expense, net	36	41
Commodity contracts	1	—	Cost of sales	—	(6)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(220)	$70
Net investment hedges (b):
Foreign exchange contracts	722	(1,940)	Interest expense, net (c)			254	219
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			207	278
			Marketing, administration and research costs (d)			522	(1,359)
Total	$847	$(2,139)		$151	$82	$763	$(792)
(a) The gains (losses) from these contracts are offset by the changes in the fair value of the hedged item
(b) Amount of gains (losses) on hedges of net investments principally related to changes in foreign currency exchange and interest rates between the Euro and U.S. dollar
(c) Represents the gains for amounts excluded from the effectiveness testing
(d) The gains (losses) from these contracts attributable to changes in foreign currency exchange rates are largely offset by the (losses) and gains generated by the underlying intercompany and third-party loans being hedged

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
For the three months ended September 30, 2026 and 2025, PMI's derivative contracts impacted the condensed consolidated statements of earnings and comprehensive earnings as follows:

(pre-tax, in millions)	For the Three Months Ended September 30,
	Amount of Gain/(Loss) Recognized in Other Comprehensive Earnings/(Losses) on Derivatives		Statement of Earnings Classification of Gain/(Loss) on Derivatives	Amount of Gain/(Loss) Reclassified from Other Comprehensive Earnings/(Losses) into Earnings		Amount of Gain/(Loss) Recognized in Earnings
	2026	2025		2026	2025	2026	2025
Derivative contracts designated as hedging instruments:
Cash flow hedges:
Foreign exchange contracts	$(36)	$78	Net revenues	$42	$16
			Marketing, administration and research costs	9	(4)
			Interest expense, net	(1)	—
Interest rate contracts	—	1	Interest expense, net	12	13
Commodity contracts	—	—	Cost of sales	—	(2)
Fair value hedges:
Interest rate contracts			Interest expense, net (a)			$(152)	$4
Net investment hedges (b):
Foreign exchange contracts	84	52	Interest expense, net (c)			80	78
Derivative contracts not designated as hedging instruments:
Foreign exchange contracts			Interest expense, net			72	95
			Marketing, administration and research costs (d)			205	(9)
Total	$48	$131		$62	$23	$205	$168
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

PMI has entered into derivative contracts to hedge the foreign currency exchange, interest rate and commodity price risks related to certain forecasted transactions. Gains and losses associated with qualifying cash flow hedge contracts are deferred as components of accumulated other comprehensive losses until the underlying hedged transactions are reported in PMI’s condensed consolidated statements of earnings. As of September 30, 2026, PMI has hedged forecasted transactions with derivative contracts expiring at various dates through December 2029. Premiums paid for, and settlements of, the derivative contracts designated as cash flow hedges are included primarily in cash flows from operating activities on PMI’s condensed consolidated statements of cash flows.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Fair Value Hedges
PMI has entered into fixed-to-floating interest rate contracts, designated as fair value hedges to minimize exposure to changes in the fair value of fixed rate U.S. dollar-denominated debt that results from fluctuations in benchmark interest rates. For derivative contracts that are designated and qualify as fair value hedges, the gain or loss on the derivative, as well as the offsetting gain or loss on the hedged items attributable to the hedged risk, is recognized in current earnings. The carrying amount of the debt hedged, which includes the cumulative adjustment for fair value gains/losses, as of September 30, 2026 was $6,004 million, including $1,397 million related to discontinued hedges, and was recorded in long-term debt in the condensed consolidated balance sheets. The cumulative amount of fair value gains/(losses) included in the carrying amount of the debt hedged was $159 million as of September 30, 2026.

Hedges of Net Investments in Foreign Operations

PMI designates derivative contracts and certain foreign currency denominated debt and other financial instruments as net investment hedges, primarily of its Euro net assets. For the nine months ended September 30, 2026 and 2025, the amount of pre-tax gain related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive gains within currency translation adjustments, was $6 million and $2 million, respectively. For the three months ended September 30, 2026 and 2025, the amount of pre-tax gain/(loss) related to the non-derivative financial instruments, that was reported as a component of accumulated other comprehensive losses within currency translation adjustments, was $(1) million and $2 million, respectively. Settlements of the derivative contracts designated as net investment hedges are included in cash flows from investing activities on PMI’s condensed consolidated statements of cash flows.

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

Qualifying Hedging Activities Reported in Accumulated Other Comprehensive Losses

Derivative gains or losses reported in accumulated other comprehensive losses are a result of qualifying hedging activity. Transfers of these gains or losses to earnings are offset by the corresponding gains or losses on the underlying hedged item. Hedging activity affected accumulated other comprehensive losses, net of income taxes, as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Gain/(loss) as of beginning of period,	$284	$467	$346	$182
Derivative (gains)/losses transferred to earnings	(125)	(69)	(52)	(19)
Change in fair value	105	(168)	(30)	67
Gain/(loss) as of September 30,	$264	$230	$264	$230

At September 30, 2026, PMI expects $129 million of derivative gains that are included in accumulated other comprehensive losses to be reclassified to the condensed consolidated statement of earnings within the next 12 months. These gains are expected to be substantially offset by the statement of earnings impact of the respective hedged transactions.
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
Other Investments
Certain PMI investments, which are primarily comprised of Indonesian rupiah denominated bonds in Indonesia, have been classified within Level 2 and had a fair value of $24 million at September 30, 2026. For the nine months and three months ended September 30, 2026, the gross unrealized pre-tax gains (losses) on these investments were immaterial.

Note 7. Earnings Per Share:
Basic and diluted earnings per share (“EPS”) were calculated using the following:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Net earnings attributable to PMI	$8,568	$9,207	$3,313	$3,478
Less distributed and undistributed earnings attributable to share-based payment awards (1)	22	26	8	10
Net earnings for basic and diluted EPS	$8,546	$9,181	$3,305	$3,468
Weighted-average shares for basic EPS	1,558	1,556	1,559	1,557
Plus contingently issuable performance stock units (PSUs)(1)	2	2	1	1
Weighted-average shares for diluted EPS	1,560	1,558	1,560	1,558
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

Net revenues, cost of sales and gross profit by segment were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Nine Months Ended September 30, 2026
Net revenues	$11,580	$18,872	$2,324	$32,776
Cost of sales	(3,475)	(6,033)	(850)	(10,358)
Gross profit	$8,105	$12,839	$1,473	$22,418
For the Nine Months Ended September 30, 2025
Net revenues	$10,310	$17,525	$2,451	$30,286
Cost of sales	(3,222)	(5,846)	(721)	(9,789)
Gross profit	$7,088	$11,679	$1,729	$20,497

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Three Months Ended September 30, 2026
Net revenues	$3,867	$6,725	$845	$11,438
Cost of sales	(1,162)	(2,115)	(306)	(3,584)
Gross profit	$2,705	$4,610	$539	$7,854
For the Three Months Ended September 30, 2025
Net revenues	$3,839	$6,316	$689	$10,845
Cost of sales	(1,157)	(2,072)	(255)	(3,484)
Gross profit	$2,683	$4,244	$434	$7,361
Note: Amounts may not foot due to rounding

PMI disaggregates its net revenues from contracts with customers by product category for each reportable segment. PMI believes this best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

PMI's net revenues by product category were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Smoke-free:
International Smoke-Free	$11,580	$10,310	$3,867	$3,839
U.S.	2,069	2,189	758	605
of which, Wellness	193	166	74	57
Total Smoke-free	13,649	12,500	4,625	4,445
Combustible tobacco:
International Combustibles	18,872	17,525	6,725	6,316
U.S.	254	261	87	84
Total Combustible tobacco	19,126	17,786	6,812	6,400
Total PMI net revenues	$32,776	$30,286	$11,438	$10,845
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

Other segment data were as follows:

(in millions)	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization expense:
International Smoke-Free	$273	$252	$93	$92
International Combustibles	203	216	67	73
U.S.	81	67	27	22
Total depreciation and amortization expense by segment	557	535	187	187
Other(1)	977	940	324	318
Total depreciation and amortization expense	$1,534	$1,475	$511	$505
(1) Included in marketing, administration and research costs, and corporate expenses and other in PMI's condensed consolidated statements of earnings

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 9. Contingencies:
Tobacco and/or Nicotine-Related Litigation

Legal proceedings covering a wide range of matters are pending or threatened against us, and/or our subsidiaries, and/or our indemnitees in various jurisdictions. Our indemnitees include distributors, licensees, counterparties to manufacturing arrangements and other agreements, and others that have been named as parties in certain cases and that we have agreed to defend, as well as to pay costs and some or all of judgments, if any, that may be entered against them. We and/or our subsidiaries may also benefit, in certain proceedings, from indemnities granted in our favor by third parties. These indemnification arrangements include those contained in the Distribution Agreement between Altria Group, Inc. and PMI, dated January 30, 2008.

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

As of September 30, 2026, excluding the cases that have been or will be dismissed pursuant to the CCAA Plan described above, there were 7 health care cost recovery cases pending against us, our subsidiaries or indemnitees in Brazil (1), Korea (1) and Nigeria (5), compared with 17 such cases as of September 30, 2025.
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

As of September 30, 2026 and as of September 30, 2025, there was one public civil action pending against our subsidiary in Venezuela.

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

Smoke-Free Products-Related Litigation

Claims have been filed against PMI and one or more subsidiaries related to ZYN nicotine pouches. These cases were filed either on behalf of a purported class of individuals or on behalf of a municipal entity. Plaintiffs assert a variety of common law and statutory claims, and seek various forms of relief, including monetary and equitable relief.

In the first case, a putative class action, Kelly v. Philip Morris International Inc., et al., filed on March 19, 2024, before United States District Court for the Southern District of Florida, plaintiff alleged, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches (the "Kelly class action"). The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purported to represent classes comprised of (i) all persons who purchased ZYN products in the United States, (ii) all residents of Florida who purchased ZYN products, and (iii) all residents of Florida who, at the time of their use of ZYN products, were under the age of 21, and who procured and used ZYN products. Plaintiff alleged, among other things, that defendants defectively designed ZYN products and sold them in an unreasonably unsafe and dangerous condition, marketed ZYN products to minors, and misrepresented or failed to warn consumers about information related to ZYN products, including information about health risks associated with these products. Plaintiff asserted strict liability design defect and failure to warn claims, as well as negligence and fraud claims and sought compensatory and punitive damages, attorney’s fees and costs, interest, and medical monitoring. On May 6, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice. On August 20, 2024, the court granted Swedish Match North America LLC’s motion to dismiss the fraud claim and plaintiff’s request for medical monitoring, but denied the motion to dismiss other claims, denied PMI’s motion to dismiss without prejudice, and granted plaintiff’s request to conduct jurisdictional discovery. On December 4, 2024, plaintiff filed an amended complaint against PMI and Swedish Match North America LLC and added three additional entities as named defendants: Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. On December 18, 2024,

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI, Swedish Match USA Inc., PMI Global Services Inc., and Philip Morris Global Brands Inc. filed motions to dismiss the amended complaint with prejudice, and Swedish Match North America LLC filed a motion to dismiss the fraud claim. On March 19, 2025, the Court granted defendants’ motion to dismiss the plaintiff’s fraud claim with prejudice but denied the motion to dismiss Swedish Match USA Inc. The Court also denied the motion to dismiss the three PMI defendants for lack of personal jurisdiction. The defendants filed their answers to plaintiff's amended complaint on April 2, 2025, and the case moved to the discovery phase, which closed on June 26, 2026. The Court scheduled the start of trial on December 7, 2026. On September 15, 2025, Plaintiff filed a motion to amend his complaint to add two additional named plaintiffs, Darryl Maultsby and Griffin Dykes, as well as a new claim under the Florida Deceptive and Unfair Trade Practices Act ("FDUTPA"). On October 14, 2025, the Court granted plaintiff's motion to amend the complaint. On October 22, 2025, defendants filed a motion to dismiss the FDUTPA claim. On December 12, 2025, the Court denied defendants' motion to dismiss the FDUTPA claim. On December 23, 2025, defendants filed their answers to plaintiff's second amended complaint. Plaintiffs Griffin Dykes and Zachary Kelly decided not to proceed with their claims and the Court approved stipulations dismissing their claims with prejudice on February 24 and March 24, 2026, respectively. The case remained open as to plaintiff Darryl Maultsby. On April 6, 2026, plaintiff Darryl Maultsby filed a motion seeking to certify one class and one subclass.  The class was defined as “[a]ll persons who purchased, in Florida, ZYN products.”  For this class, plaintiff sought certification as to the FDUTPA claim and “liability only” issues as to the strict liability design defect and failure to warn claims, excluding causation and damages.  The subclass was defined as “[a]ll persons who procured and used, in Florida, ZYN products while under the age of 21.”  The subclass was sought for the FDUTPA claim only.  On June 15, 2026, defendants filed their opposition to Plaintiff's motion for class certification. Defendants also filed motions for summary judgment on June 15, which asked the Court to enter judgment as a matter of law in favor of defendants on all of plaintiff's claims. Shortly before oral argument on the pending motions, the remaining plaintiff decided not to pursue his claims, all of Maultsby's claims were dismissed with prejudice and the Court ordered the case closed on September 1, 2026. In light of the dismissal, all pending motions were denied as moot.

In the second case, a putative class action, Bates-Ferreira v. Philip Morris International Inc., et al., filed March 29, 2024, before United States District Court for the Eastern District of California, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of California who used ZYN products, and (iv) all residents of California who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts fraud, unjust enrichment, breach of implied warranty, and breach of consumer protection, unfair competition and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On June 7, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and Swedish Match North America LLC also filed a motion to stay the proceedings pending resolution of the Kelly class action. On August 5, 2024, plaintiff voluntarily dismissed his claim against PMI without prejudice. On March 28, 2025, the Court granted Swedish Match North America LLC’s motion to stay the case, ordering that the case be stayed until the court in the Kelly case, described above, issued a ruling on the motion filed by plaintiff Maultsby to certify a class. Following the dismissal of the Kelly case, on September 15, 2026, the Court lifted the stay. The parties are due to file a status report by November 5, 2026. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

In the third case, a putative class action, Norris v. Philip Morris International Inc., et al., filed July 30, 2024, before United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who used ZYN products in the United States, (ii) all persons who used ZYN products in the United States while under the age of 18, (iii) all residents of Florida who used ZYN products, and (iv) all residents of Florida who used ZYN products while under the age of 18. Plaintiff alleges, among other things, that defendants made misrepresentations about ZYN products in their advertising and marketing, marketed ZYN products to minors, and misrepresented or failed to disclose to consumers information about ZYN products, including information about health risks associated with these products. Plaintiff asserts unjust enrichment, and breach of consumer protection, unfair trade and advertising statutes claims and is seeking compensatory and punitive damages, disgorgement of profits, attorney’s fees and expenses, interest and other applicable injunctive relief. On September 24, 2024, PMI and Swedish Match North America LLC filed motions to dismiss the complaint with prejudice, and a motion to stay discovery. On October 2, 2024, Plaintiff filed a notice of voluntary dismissal without prejudice as to Swedish Match North America LLC, which the Court ordered on October

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
3, 2024. On April 11, 2025, PMI filed a motion to stay the proceedings until the court in the Kelly case, described above, issued a ruling on the motion filed by plaintiff Maultsby to certify a class. On June 13, 2025, the Court granted PMI's motion to stay until the court in the Kelly case issued a ruling on class certification. In light of the ruling on the motion to stay, the Court denied PMI's motion to dismiss without prejudice. On September 29, 2026, PMI notified the Court that the Kelly case was dismissed. The parties are due to file a status report by October 30, 2026. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

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

In the fifth case, Austin Siegert v. Philip Morris International Inc. et al, filed September 26, 2025, before the United States District Court for the District of Connecticut, plaintiff alleges, among other things, addiction to nicotine resulting from the use of ZYN nicotine pouches. The complaint named PMI and Swedish Match North America LLC as defendants. Plaintiff purports to represent classes comprised of (i) all persons who purchased ZYN in the United States and (ii) a subclass of persons who purchased ZYN in New York. Plaintiff alleges, among other things, that defendants misrepresented that ZYN is tobacco-free; misled consumers regarding ZYN’s nicotine strength and addictive potential; and deployed misleading advertisements geared towards those under the legal age. Plaintiff asserts claims for violations of New York General Business Law § 349 (deceptive and unfair trade practices); violations of New York General Business Law § 350 (misleading advertising); violations of state consumer protection statutes; and breaches of the implied warranty of merchantability. Plaintiff seeks compensatory, statutory and punitive damages, attorney’s fees and expenses, prejudgment interest, and declaratory and injunctive relief. On October 30, 2025, defendants filed a motion to stay the proceedings until the court in the Kelly case, described above, issued a ruling on the motion filed by plaintiff Maultsby to certify a class. On November 3, 2025, the Court granted the motion to stay until the court in the Kelly case issued a ruling on class certification. On September 29, 2026, the Defendants notified the Court that the Kelly case was dismissed. The parties are due to file a status report by October 30, 2026. At this time, no estimated loss has been accrued in the consolidated financial statements for this proceeding, and we cannot determine the likelihood of loss, or reasonably estimate a range of loss, if any, from this proceeding.

Other Litigation

In July 2020, the Public Prosecutor’s office of Rome, Italy, notified our Italian subsidiary, Philip Morris Italia S.r.l. (“PM Italia”), as well as three former or current employees and a former external consultant of PM Italia in July and March 2020, respectively, that it concluded a preliminary investigation against them for alleged contravention of anti-corruption laws and related disruption of trade freedom. The Public Prosecutor alleged that the individuals involved promised certain personal favors to government officials from January to July of 2018 in exchange for favorable treatment for PM Italia, and that PM Italia lacked appropriate organizational controls to prevent the alleged actions by the individuals. On September 21, 2020, the Public Prosecutor issued his indictment and referred the matter to the court. At the preliminary hearing held on May 11, 2021, the judge decided to refer all charges/defendants (including our affiliate) to trial. The first trial hearing took place on September 22, 2021. British American Tobacco Italia S.p.a. (“BAT Italia”) filed a civil claim against PM Italia claiming vicarious liability for the alleged wrongdoings of its former or current employees and seeking EUR50 million (approximately $56 million) in damages. After various postponements, the trial before the court of first instance started on September 25, 2023 and continued through April 29, 2026.

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

Pursuant to the court-ordered schedule, the court is expected to issue its detailed written reasoning by the end of 2026. Parties may appeal within 45 days of the issuance of the court’s detailed written reasoning.

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

Between November 2024 and December 2025, FTKK filed twelve additional patent infringement actions against Sojitz for alleged infringement of twelve new FTKK patents by TEREA and SENTIA consumables. FTKK asserts a claim for damages in these actions. Between February 2025 and July 2025, FTKK also filed eight patent infringement actions against Sojitz seeking a preliminary injunction. The patents FTKK asserted in each of these preliminary injunction actions were previously asserted by FTKK in the earlier filed actions seeking monetary damages. PMJL is obligated to indemnify Sojitz for damages and has intervened in all of these matters. To date, we have received five written rulings from the Tokyo District Court rejecting FTKK’s claims on the basis that FTKK’s patents were not infringed or were invalid. FTKK has appealed three of these rulings to the IP High Court. FTKK has further withdrawn ten of these actions following indicative rulings indicating that FTKK’s patents were not infringed or were invalid. FTKK’s remaining patent infringement actions remain at various stages.

On November 29, 2024, we were informed that FTKK filed another application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. In April 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. To our knowledge, FTKK has not appealed and the time for any appeal has expired, so the matter is now concluded. On June 5, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. On November 4, 2025, Tokyo Customs issued a formal notification rejecting FTKK's request for an import injunction on the basis that the accused products do not infringe FTKK's patent. We were informed on January 22, 2026, that FTKK has filed a request for re-investigation of the matter with Tokyo Customs. PMJL submitted a response on February 19, 2026, and filed an additional brief on May 7, 2026. On October 13, 2026, we were informed that Tokyo Customs dismissed FTKK's re-investigation request. On December 16, 2025, we were informed that FTKK filed a new application with Tokyo Customs against Sojitz, on the basis of alleged infringement of another FTKK patent. FTKK sought an order to stop the importation of TEREA and SENTIA consumables. FTKK withdrew its Customs application following the issuance of an opinion from expert advisors to Customs that the patent at issue was not infringed. The proceeding is now concluded.

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

PMI’s effective tax rates for the nine months and three months ended September 30, 2026 were 20.9% and 21.5%, respectively. PMI’s effective tax rates for the nine months and three months ended September 30, 2025 were 19.2% and 18.7%, respectively.

The effective tax rate for the nine months ended September 30, 2026 was unfavorably impacted by deferred tax expense for unrealized foreign currency gains on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($111 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity, partly offset by a decrease in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($95 million).

The effective tax rate for the nine months ended September 30, 2025 was favorably impacted by: (i) a deferred tax benefit for unrealized foreign currency losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings ($369 million), while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in its condensed consolidated statements of stockholders' (deficit) equity, (ii) benefits related to an interest expense election primarily driven by a reduction in tax costs associated with global intangible low-taxed income (including $174 million for 2024), and (iii) refunds expected on amended tax returns filed in Germany ($89 million); partially offset by (i) an increase in deferred tax liabilities related to the fair value adjustment of equity securities held by PMI ($143 million), (ii) tax impacts of the RBH (Canada) Plan Implementation ($166 million), (iii) valuation allowances recorded on deferred tax assets related to U.S. foreign tax credits ($50 million), and (iv) the recognition of current tax expense related to the potential disallowance of intercompany transactions in Indonesia ($46 million).

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Subsidiaries of PMI in Indonesia, principally PT Hanjaya Mandala Sampoerna Tbk, have recorded income tax receivables in the amount of 3.6 trillion Indonesian rupiah (approximately $199 million) relating to corporate income tax assessments paid to avoid potential penalties, primarily for domestic and other intercompany transactions for the years 2017 to 2023. Objection letters have been filed with the Tax Office and these assessments are being challenged at various levels in court. These income tax receivables are included in other assets in PMI’s condensed consolidated balance sheets at September 30, 2026 and December 31, 2025.

It is reasonably possible that within the next 12 months certain tax examinations will close, which could result in a change in unrecognized tax benefits along with related interest and penalties. An estimate of any possible change cannot be made at this time.

Note 11. Indebtedness:
Short-term Borrowings:

At September 30, 2026 and December 31, 2025, PMI’s short-term borrowings and related average interest rates consisted of the following:

	September 30, 2026		December 31, 2025
(in millions)	Amount Outstanding	Average Rate	Amount Outstanding	Average Rate
Commercial paper	$1,882	3.9%	$—	—%
Bank loans	643	5.2	168	10.3
	$2,525		$168
PMI continues to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion.

Given the mix of PMI's legal entities and their respective local economic environments, the average interest rate for bank loans above can vary significantly from day to day and country to country.

The fair values of PMI’s short-term borrowings at September 30, 2026 and December 31, 2025, based on current market interest rates, approximate carrying value.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Long-term Debt:

At September 30, 2026 and December 31, 2025, PMI’s long-term debt consisted of the following:

(in millions)	September 30, 2026	December 31, 2025
U.S. dollar notes, 1.750% to 6.375% (average interest rate 4.718%), due through 2044	$37,239	$37,430
Foreign currency obligations:
Euro notes, 0.800% to 3.750% (average interest rate 2.219%), due through 2039	5,967	7,942
Euro credit facility borrowing related to Swedish Match AB acquisition, (interest rate 3.090%), due 2027	1,703	2,944
Swedish krona note, (interest rate 2.190%), due 2029	27	267
Finance leases (average interest rate 4.457%), due through 2037	101	84
Carrying value of long-term debt	45,037	48,667
Less current portion of long-term debt	3,328	3,533
	$41,709	$45,134

The fair value of PMI’s outstanding long-term debt, which is utilized solely for disclosure purposes, is determined using quotes and market interest rates currently available to PMI for issuances of debt with similar terms and remaining maturities. At September 30, 2026, the fair value of PMI's outstanding long-term debt, excluding the aforementioned finance leases, was as follows:

(in millions)	September 30, 2026
Level 1	$41,004
Level 2	1,731

For a description of the fair value hierarchy and the three levels of inputs used to measure fair values, see Item 8, Note 2. Summary of Significant Accounting Policies of PMI's Annual Report on Form 10-K for the year ended December 31, 2025.

Debt Issuances

PMI's debt issuances in the first nine months of 2026 were as follows:

(in millions)
Type		Face Value	Interest Rate	Issuance	Maturity
U.S. dollar notes	(a)	$750	4.125%	April 2026	April 2029
U.S. dollar notes	(a)	$750	4.875%	April 2026	April 2036
(a) Interest is payable semi-annually, commencing in October 2026

The net proceeds from the sale of the securities listed in the table above have been used for general corporate purposes, including working capital requirements, repayment of commercial paper or to refinance certain of our outstanding notes due in 2026.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

Revolving Credit Facilities:
At September 30, 2026, PMI's total committed revolving credit facilities were as follows:

(in billions)
Type	Committed Revolving Credit Facilities
Multi-year $2.0 billion revolving credit, expiring January 29, 2031	$2.0
Multi-year $2.3 billion revolving credit, expiring September 29, 2028 (1)	2.3
Multi-year €1.5 billion revolving credit, expiring January 29, 2029	1.7
Total facilities	$6.0
(1) Includes pricing adjustments that may result in the reduction or increase in both the interest rate and commitment fee under the credit agreement if PMI achieves, or fails to achieve, certain specified targets.

At September 30, 2026, there were no borrowings under these committed revolving credit facilities, and the entire committed amounts were available for borrowing.

In addition to the committed revolving credit facilities discussed above, PMI maintains certain short-term credit arrangements, including uncommitted credit lines, to primarily meet working capital needs. These credit arrangements amounted to approximately $4.2 billion at September 30, 2026, and approximately $3.9 billion at December 31, 2025. Borrowings under these arrangements and other bank loans amounted to $643 million at September 30, 2026, and $168 million at December 31, 2025.

Note 12. Accumulated Other Comprehensive Losses:
PMI’s accumulated other comprehensive losses, net of taxes, consisted of the following:

(Losses) Earnings	At	At	At
(in millions)	September 30, 2026	December 31, 2025	September 30, 2025
Currency translation adjustments	$(10,851)	$(11,175)	$(11,241)
Pension and other benefits	(1,284)	(1,405)	(2,309)
Derivatives accounted for as hedges	264	284	230
Total accumulated other comprehensive losses	$(11,871)	$(12,296)	$(13,320)

Reclassifications from Other Comprehensive Earnings
The movements in accumulated other comprehensive losses and the related tax impact, for each of the components above, that are due to current period activity and reclassifications to the income statement, are shown on the condensed consolidated statements of comprehensive earnings for the nine months and three months ended September 30, 2026 and 2025. For additional information, see Note 4. Benefit Plans for disclosures related to PMI's pension and other benefits and Note 6. Financial Instruments for disclosures related to derivative financial instruments.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 13. Related Parties - Equity Investments and Other:

Equity Method Investments:

At September 30, 2026 and December 31, 2025, PMI had total equity method investments of $981 million and $1,019 million, respectively. Equity method investments are initially recorded at cost. Under the equity method of accounting, the investment is adjusted for PMI's proportionate share of earnings or losses, dividends, capital contributions, changes in ownership interests and movements in currency translation adjustments. The carrying value of our equity method investments at September 30, 2026 and December 31, 2025, exceeded our share of the investees' book value by $980 million and $1,033 million, respectively. The difference between the investment carrying value and the amount of underlying equity in net assets is mainly attributable to equity method goodwill, convertible debt instruments, and definite-lived intangible assets and other assets. The difference related to the definite-lived intangibles and other assets at September 30, 2026 and December 31, 2025 of $152 million and $161 million, respectively, is amortized on a straight-line basis and is included in Equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings. At September 30, 2026 and December 31, 2025, PMI received year-to-date dividends from equity method investees of $36 million and $203 million, respectively.

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia, which as of September 30, 2026 had a book value of $0.9 billion, including related cumulative foreign currency translation losses of $0.6 billion reflected in accumulated other comprehensive losses in stockholders’ equity. There are risks related to this investment as the fair value of these assets with their associated rights is difficult to predict due to the current economic, political, regulatory, legal and social conditions as well as the foreign currency volatility.

PMI holds an indirect economic interest of approximately 25% in Société des Tabacs Algéro-Emiratie (“STAEM”), an Algerian joint venture with the Algerian state-owned enterprise Management et Développement des Actifs et des Ressources Holding ("MADAR Holding"). STAEM manufactures and distributes under license some of PMI’s brands. As of September 30, 2026, the book value of PMI’s investment in STAEM was $0.7 billion, including related cumulative foreign currency translation losses of $0.2 billion reflected in accumulated other comprehensive losses in stockholders’ equity. PMI monitors general economic, political, regulatory, and other market factors for potential unfavorable developments which could impact the value of the investment.

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
The initial investments in TKM, STAEM and Eastern have been recorded at cost and are included in equity investments on the condensed consolidated balance sheets. Transactions between these and certain other equity method investees and PMI subsidiaries are considered to be related-party transactions and are included in the tables below.

Equity securities without readily determinable fair value:

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

In May 2026, pursuant to its obligation under the Plan, RBH provided an annual business plan to its Plan Administrator containing updated five-year financial projections reflecting current industry dynamics. As a result, PMI determined that the estimated fair value of its investment in RBH was lower than its carrying value and recorded a non-cash impairment charge of $511 million in the second quarter of 2026. As of September 30, 2026 and December 31, 2025, the carrying value of PMI's investment in RBH was $51 million and $569 million, respectively. This included the cumulative amount of impairments and downward adjustments of $3,060 million as of September 30, 2026 and $2,549 million as of December 31, 2025.

Additionally, as part of its Wellness business strategy, PMI holds non-controlling equity interests in certain companies.

Transactions between PMI and RBH, and certain Wellness business related investees are considered to be related-party transactions and are included in the tables below.

Equity securities with readily determinable fair value:

The fair value of PMI’s other equity securities, which have been classified within Level 1, was $856 million and $1,291 million at September 30, 2026 and December 31, 2025, respectively. Unrealized pre-tax gain (loss) of $(435) million ($(339) million net of tax) on these equity securities was recorded in equity investments and securities (income)/loss, net on the condensed consolidated statements of earnings for the nine months ended September 30, 2026.

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

Financial activity with the above related parties:

PMI’s net revenues and expenses with the above related parties were as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Net revenues:
Megapolis Group	$2,342	$2,066	$855	$802
Other	1,410	1,321	457	505
Net revenues (a)	$3,752	$3,387	$1,312	$1,307

Expenses:
Other	$200	$148	$59	$45
Expenses	$200	$148	$59	$45
(a) Net revenues exclude excise taxes and VAT billed to customers.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
PMI’s balance sheet activity with the above related parties was as follows:

(in millions)	At September 30, 2026	At December 31, 2025

Receivables:
Megapolis Group	$584	$568
Other	470	271
Receivables	$1,054	$839

Other assets:
Other	$82	$—
Other assets	$82	$—

Payables:
Other	$111	$37
Payables	$111	$37
The activities with the above related parties are in the ordinary course of business, and are primarily for distribution, service fees, contract manufacturing and license agreements. PMI eliminated its respective share of all significant intercompany transactions with the equity method investees.

Note 14. Sale of Accounts Receivable:
To mitigate risk and enhance cash and liquidity management, PMI sells trade receivables to unaffiliated financial institutions. These arrangements allow PMI to sell, on an ongoing basis, certain trade receivables without recourse. The trade receivables sold are generally short-term in nature and are removed from the condensed consolidated balance sheets. PMI sells trade receivables under two types of arrangements, servicing and non-servicing. For servicing arrangements, PMI continues to service the sold trade receivables on an administrative basis and does not act on behalf of the unaffiliated financial institutions. When applicable, a servicing liability is recorded for the estimated fair value of the servicing. The amounts associated with the servicing liability were not material as of September 30, 2026 and 2025. Under the non-servicing arrangements, PMI does not provide any administrative support or servicing after the trade receivables have been sold to the unaffiliated financial institutions.

Cumulative trade receivables sold, including excise taxes, for the nine months ended September 30, 2026 and 2025, were $8.4 billion and $8.6 billion, respectively. PMI’s operating cash flows were positively impacted by the amount of the trade receivables sold and derecognized from the condensed consolidated balance sheets, which remained outstanding with the unaffiliated financial institutions. The trade receivables sold that remained outstanding under these arrangements as of September 30, 2026 and 2025, were $0.6 billion for both periods. The net proceeds received are included in cash provided by operating activities in the condensed consolidated statements of cash flows. The difference between the carrying amount of the trade receivables sold and the sum of the cash received is recorded as a loss on sale of trade receivables within marketing, administration and research costs in the condensed consolidated statements of earnings.

The loss on sale of trade receivables was as follows:

(in millions)	For the Nine Months Ended September 30,	For the Three Months Ended September 30,
2026	$21	$7
2025	$26	$9

Note 15. Restructuring Activities:
For the nine months and three months ended September 30, 2026, PMI recorded total pre-tax restructuring charges of $34 million and $4 million, respectively. For the nine months ended September 30, 2025, PMI recorded total pre-tax restructuring

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
charges of $243 million. For the three months ended September 30, 2025, PMI did not record any charges related to restructuring activities. The pre-tax charges were included in marketing, administration and research costs in the condensed consolidated statements of earnings. As discussed in Note 8. Segment Reporting, marketing, administration and research costs, including restructuring charges, are not allocated to segments to determine the primary measure of segment profitability.
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

As a result of these actions, PMI recorded pre‑tax restructuring charges of $34 million and $4 million for the nine months and three months ended September 30, 2026, respectively. These charges primarily included employee separation and other employee related costs of $29 million, and asset impairment charges of $5 million for the nine months ended September 30, 2026.

For the full year 2026, PMI expects total pre‑tax restructuring charges associated with the FIP program to be approximately $50 million.

Aspeya Restructuring

In October 2026, PMI initiated a project to optimize the operations of its wellness business unit, Aspeya. As part of this initiative, operations related to certain product lines are expected to transition to an asset-light operating model, primarily through joint ventures and other partnership arrangements. PMI is currently evaluating the total costs associated with the restructuring project, which are expected to be incurred in the fourth quarter of 2026 and the first half of 2027. In addition, the transition to a partnership-based operating model may result in revisions to the financial projections for the wellness business unit, which could result in an impairment of goodwill. For further details related to goodwill attributed to the wellness reporting unit, see Note 5. Goodwill and Other Intangible Assets, net.

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

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Movement in Restructuring Related Liabilities

The movement in restructuring related liabilities for the nine months ended September 30, 2026 was as follows:

(in millions)
Liability balance, January 1, 2026	$115
Charges, net	29
Cash spent	(54)
Currency/other	(8)
Liability balance, September 30, 2026	$82

Future cash payments for restructuring activities incurred to date are anticipated to be substantially paid by the end of 2027.

Note 16. Leases:

The components of PMI’s lease cost were as follows for the nine months and three months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
(in millions)	2026	2025	2026	2025
Operating lease cost	$260	$230	$89	$80
Finance lease cost:
Amortization of right-of-use assets	47	42	17	16
Interest on lease liabilities	3	2	1	1
Short-term lease cost	53	48	18	19
Variable lease cost	30	25	10	9
Total lease cost	$393	$347	$135	$125

Note 17. Supply Chain Financing:

PMI has engaged with unaffiliated global financial institutions that offer a voluntary supply chain financing ("SCF") program to some of our suppliers. Under the SCF program, the suppliers may elect, at their sole discretion, to sell PMI's payment obligations to these financial institutions. The suppliers independently negotiate the sale arrangements directly with these financial institutions. PMI does not participate in these negotiations, nor does it have any economic interest in these agreements, or in the designated suppliers’ voluntary decision to sell PMI's payment obligations to these financial institutions. No guarantees or securities are provided by PMI or any of its subsidiaries under the SCF programs. PMI's obligations to its suppliers, including amounts due and scheduled payment terms are not impacted by the suppliers’ decision to sell amounts under the SCF program. The payment terms of PMI’s suppliers generally do not exceed 120 days. All outstanding payable amounts related to suppliers that are participating in the SCF program are recorded in accounts payable in PMI's condensed consolidated balance sheets. The associated payments are included in cash flows from operating activities within PMI's condensed consolidated statement of cash flows. As of September 30, 2026 and December 31, 2025, the total amount due to suppliers participating in the SCF program was $1.0 billion and $1.1 billion, respectively.

Philip Morris International Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 18. New Accounting Standards:

On November 4, 2024, the FASB issued Accounting Standards Update ASU 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”). ASU 2024-03 requires disclosure of more detailed information about certain costs and expenses in the notes to the financial statements at interim and annual reporting periods. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and for interim periods within annual reporting periods beginning after December 15, 2027. PMI will adopt the additional disclosure requirements on the specified effective date within its annual reporting for the year ending December 31, 2027, and its interim reporting starting for the quarter ending March 31, 2028.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Description of Our Company

We are a leading international consumer goods company, actively delivering a smoke-free future. We are evolving our portfolio for the long term to include products outside of the tobacco and nicotine sector. Our current product portfolio primarily consists of cigarettes and smoke-free products, including heat-not-burn, nicotine pouch and e-vapor products. Since 2008, we have invested over $16 billion to develop, scientifically substantiate and commercialize innovative smoke-free products for legal-age adults who would otherwise smoke or use other nicotine-containing consumer products, with the goal of completely ending the sale of cigarettes. This investment includes the building of world-class scientific assessment capabilities, notably in the areas of pre-clinical systems toxicology, clinical and behavioral research, as well as post-market studies. In November 2022, we acquired Swedish Match AB ("Swedish Match") – a leader in oral nicotine delivery – creating a global smoke-free combination led by the companies’ IQOS and ZYN brands. As of April 30, 2024, we hold the full rights to commercialize IQOS in the U.S. after reaching an agreement to end our U.S. commercial relationship covering IQOS with Altria Group, Inc. in 2022. Following a robust science-based review, the U.S. Food and Drug Administration (the "FDA") has authorized the marketing of Swedish Match’s General snus and ZYN nicotine pouches and versions of PMI’s IQOS devices and consumables - the first-ever such authorizations in their respective categories. Versions of IQOS devices and consumables, General snus and 20 ZYN nicotine pouch variants also obtained the first-ever Modified Risk Tobacco Product ("MRTP") authorizations from the FDA. We describe the MRTP orders in more detail in the "Business Environment" section of this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A").

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

IQOS, ZYN and VEEV are the leading brands in our SFPs portfolio. As of September 30, 2026, our smoke-free products were available for sale in 110 markets.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2026

•Net Revenues - Net revenues of $32.8 billion for the nine months ended September 30, 2026, increased by $2.5 billion, or 8.2%, from the comparable 2025 amount. The change in our net revenues from the comparable 2025 amount was driven by the following (variances not to scale with year-to-date results):
For the nine months ended September 30, 2026, net revenues increased by 8.2%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.9%, mainly reflecting: a favorable pricing variance mainly driven by international combustibles, and higher international smoke-free volumes; partly offset by unfavorable volume/mix, mainly driven by lower international combustibles and U.S. volumes in the first quarter.

Net revenues by product category for the nine months ended September 30, 2026 and 2025 are shown below:

Note: Sum of product categories might not foot to total PMI due to rounding

•Diluted Earnings Per Share - The changes in our reported diluted earnings per share (“diluted EPS”) for the nine months ended September 30, 2026, from the comparable 2025 amounts, were as follows:

	Diluted EPS	% Change
For the nine months ended September 30, 2025	$5.89
2025 Restructuring charges	0.13
2025 Impairment of goodwill	0.03
2025 Amortization of intangibles	0.37
2025 Fair value adjustment for equity security investments	(0.33)
2025 Germany excise tax classification litigation charge	0.10
2025 Impairment of Wellness business related equity investment	0.09
2025 RBH (Canada) Plan implementation, including dividend income, net	(0.10)
2025 Income tax impact associated with Swedish Match AB financing	(0.24)
2025 Tax items	(0.11)
Subtotal of 2025 items	(0.06)
2026 Restructuring charges	(0.02)
2026 Dutch pension plan buy-out loss	(0.04)
2026 Impairment related to RBH equity investment	(0.33)
2026 Egypt sales tax settlement adjustment	0.01
2026 Amortization of intangibles	(0.37)
2026 Fair value adjustment for equity security investments	(0.22)
2026 Income tax impact associated with Swedish Match AB financing	(0.07)
Subtotal of 2026 items	(1.04)
Currency	0.20
Interest	0.03
Change in tax rate	0.03
Operations	0.43
For the nine months ended September 30, 2026	$5.48	(7.0)%

Restructuring charges – During the nine months ended September 30, 2025, we recorded pre-tax restructuring charges of $243 million (representing $200 million net of income tax and a diluted EPS charge of $0.13 per share), related to the end of combustible tobacco production in two of our factories in Germany. During the nine months ended September 30, 2026, we recorded pre-tax restructuring charges of $34 million (representing $27 million net of income tax and a diluted EPS charge of $0.02 per share), related to a series of footprint optimization initiatives in the U.S. For further details, see Note 15. Restructuring Activities.

Dutch pension plan buy-out loss – In the third quarter of 2026, PMI recorded a pre-tax settlement loss of $74 million (representing $65 million net of income tax or $0.04 per share decrease in diluted EPS) related to the buy-out of our Dutch defined benefit pension plan through the transfer of the plan's pension obligations to a third-party insurer. For further details, see Note 4. Benefit Plans.

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

Amortization of intangibles – During the nine months ended September 30, 2025 and 2026, we recorded amortization of intangibles expense of $746 million (representing $580 million net of income tax or $0.37 per share decrease in diluted EPS) and $750 million (representing $584 million net of income tax or $0.37 per share decrease in diluted EPS), respectively.

Fair value adjustment for equity security investments – During the nine months ended September 30, 2025 and 2026, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $513 million gain after tax (or $0.33 per share increase in diluted EPS) and $339 million loss after tax (or $0.22 per share decrease in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

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

Impairment of Wellness business related equity investment – In the third quarter of 2025, PMI recorded a non-cash after tax charge of $146 million (representing a diluted EPS charge of $0.09 per share), primarily representing an other-than-temporary impairment of one equity method investment within the Wellness business following a reassessment of its estimated fair value triggered by the amendment of existing investment agreements in the third quarter of 2025. The impairment charge was recorded in equity investments and securities (income)/loss, net in the condensed consolidated statements of earnings for the nine months ended September 30, 2025.

RBH (Canada) Plan implementation, including dividend income, net – On August 29, 2025, the plan of compromise and arrangement (the “Plan”) setting forth the terms of a resolution of Canadian tobacco claims and related litigation became effective. In the third quarter of 2025, we recorded after-tax income of $156 million ($0.10 per share increase in diluted EPS) following the Plan implementation, including $303 million of dividend income net of the corresponding decrease in the carrying value of the RBH investment, $19 million of other income and the related income tax charge of $166 million. For further details, see Note 10. Income Taxes and Note 13. Related Parties - Equity Investments and Other.

Impairment related to RBH equity investment – In May 2026, pursuant to its obligation under the Plan, RBH provided an annual business plan to its Plan Administrator containing updated five-year financial projections reflecting current industry dynamics. As a result, PMI determined that the estimated fair value of its investment in RBH was lower than its carrying value and recorded a non-cash impairment charge of $511 million (representing $0.33 per share decrease in diluted EPS) in the second quarter of 2026. For further details, see Note 13. Related Parties - Equity Investments and Other.

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

Income taxes – The income tax impact associated with the Swedish Match acquisition financing that increased our 2025 diluted EPS by $0.24 per share and decreased our 2026 diluted EPS by $0.07 per share in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

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

The change in the tax rate that increased our diluted EPS by $0.03 per share in the table above was primarily driven by discrete tax benefits recognized during the period. For further details, see Note 10. Income Taxes.

Currency – The favorable impact of $0.20 per share from currency over the comparable 2025 period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and Russian ruble, partly offset by the Japanese yen. This favorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.03 per share from interest in the table above was primarily due to higher interest income on investments.

Operations – The increase in diluted EPS of $0.43 from our operations in the table above was due primarily to the following:

•International Smoke-Free segment: Favorable volume/mix, favorable pricing and lower manufacturing costs; and
•International Combustibles segment: Favorable pricing and the restructuring of distribution terms in certain markets, partly offset by unfavorable volume/mix and increases in energy-related input prices.
partly offset by
•U.S. segment: Unfavorable volume/mix and higher manufacturing costs, partly offset by slightly favorable price comparisons against promotional activity in the third quarter last year; and
•Higher marketing, administration and research costs.

Consolidated Operating Results for the Three Months Ended September 30, 2026

•Net Revenues - Net revenues of $11.4 billion for the three months ended September 30, 2026, increased by $0.6 billion, or 5.5%, from the comparable 2025 amount. The change in our net revenues from the comparable 2025 amount was driven by the following (variances not to scale with quarterly results):
During the quarter, net revenues increased by 5.5%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.1%, mainly reflecting: a favorable pricing variance driven by international combustibles and the U.S. segment.

Net revenues by product category for the three months ended September 30, 2026 and 2025, are shown below:

Note: Sum of product categories might not foot to total PMI due to rounding

•Diluted Earnings Per Share - The changes in our diluted EPS for the three months ended September 30, 2026, from the comparable 2025 amounts, were as follows:

	Diluted EPS	% Change
For the three months ended September 30, 2025	$2.23
2025 Amortization of intangibles	0.13
2025 Fair value adjustment for equity security investments	(0.07)
2025 Germany excise tax classification litigation charge	0.10
2025 Impairment of Wellness business related equity investment	0.09
2025 RBH (Canada) Plan implementation, including dividend income, net	(0.10)
2025 Income tax impact associated with Swedish Match AB financing	—
2025 Tax items	(0.14)
Subtotal of 2025 items	0.01
2026 Dutch pension plan buy-out loss	(0.04)
2026 Amortization of intangibles	(0.13)
2026 Fair value adjustment for equity security investments	(0.06)
2026 Income tax impact associated with Swedish Match AB financing	(0.01)
Subtotal of 2026 items	(0.24)
Currency	(0.01)
Interest	0.02
Change in tax rate	(0.08)
Operations	0.19
For the three months ended September 30, 2026	$2.12	(4.9)%

Amortization of intangibles – During the third quarter of 2025 and 2026, we recorded amortization of intangibles expense of $250 million (representing $195 million net of income tax or $0.13 per share decrease in diluted EPS) and $247 million (representing $192 million net of income tax or $0.13 per share decrease in diluted EPS), respectively.

Fair value adjustment for equity security investments – During the third quarter of 2025 and 2026, we recorded fair value adjustments for our equity security investments in India and Sri Lanka of $103 million gain after tax (or $0.07 per share increase in diluted EPS) and $99 million loss after tax (or $0.06 per share decrease in diluted EPS), respectively. For further details, see Note 13. Related Parties - Equity Investments and Other.

Germany excise tax classification litigation charge – In August 2024, the German Main Custom Office (“MCO”) notified Philip Morris (Germany) GmbH (“PM Germany”) of its decision to classify TEREA consumables as a cigarette for excise tax purposes with the associated tax assessment totaling EUR 151 million (approximately $176 million) covering the period of February 15, 2023, through August 1, 2024. In April 2025, PM Germany paid the outstanding amount, which was recorded in Other assets on the consolidated balance sheets, while it challenged the MCO’s decision in court. On September 17, 2025, PM Germany filed a request to withdraw the proceedings. As a result, the tax assessment amount of $176 million (representing $150 million net of income tax and a diluted EPS charge of $0.10 per share) was recorded as a pre-tax charge in marketing, administration and research costs in the condensed consolidated statements of earnings in the third quarter of 2025.

Impairment of Wellness business related equity investment – In the third quarter of 2025, PMI recorded a non-cash after tax charge of $146 million (representing a diluted EPS charge of $0.09 per share), primarily representing an other-than-temporary impairment of one equity method investment within the Wellness business following a reassessment of its estimated fair value triggered by the amendment of existing investment agreements in the third quarter of 2025. The impairment charge was recorded in equity investments and securities (income)/loss, net in the condensed consolidated statements of earnings in the third quarter of 2025.

RBH (Canada) Plan implementation, including dividend income, net – On August 29, 2025, the plan of compromise and arrangement (the “Plan”) setting forth the terms of a resolution of Canadian tobacco claims and related litigation became effective. In the third quarter of 2025, we recorded after-tax income of $156 million ($0.10 per share increase in diluted EPS) following the Plan implementation, including $303 million of dividend income net of the corresponding decrease in the carrying value of the RBH investment, $19 million of other income and the related income tax charge of $166 million. For further details, see Note 10. Income Taxes and Note 13. Related Parties - Equity Investments and Other.

Dutch pension plan buy-out loss – In the third quarter of 2026, PMI recorded a pre-tax settlement loss of $74 million (representing $65 million net of income tax or $0.04 per share decrease in diluted EPS) related to the buy-out of our Dutch defined benefit pension plan through the transfer of the plan's pension obligations to a third-party insurer. For further details, see Note 4. Benefit Plans.

Income taxes – The income tax impact associated with the Swedish Match acquisition financing that decreased our 2026 diluted EPS by $0.01 in the table above was due to a deferred tax impact for unrealized foreign currency gains and losses on intercompany loans related to the Swedish Match acquisition financing reflected in the condensed consolidated statements of earnings, while the underlying pre-tax foreign currency movements fully offset in the condensed consolidated statements of earnings and were reflected as currency translation adjustments in the condensed consolidated statements of stockholders' (deficit) equity.

The 2025 tax items that increased our 2025 diluted EPS by $0.14 per share in the table above were due to benefits related to an interest expense election primarily driven by a reduction related to 2024 tax costs associated with global intangible low-taxed income and refunds expected on amended tax returns filed in Germany; partially offset by valuation allowances recorded on deferred tax assets related to U.S. foreign tax credits. For further details, see Note 10. Income Taxes.

The change in the tax rate that decreased our diluted EPS by $0.08 per share in the table above was primarily driven by benefits related to an interest expense election primarily driven by a reduction in 2025 tax costs associated with global intangible low-taxed income.

Currency – The unfavorable impact of $0.01 per share from currency over the comparable 2025 period primarily results from the fluctuations of the U.S. dollar, especially against the Euro and Japanese yen, partly offset by the Russian ruble and Swiss franc. This unfavorable currency movement has impacted our profitability across our primary revenue markets and local currency cost bases.

Interest – The favorable impact of $0.02 per share from interest in the table above was primarily due to higher interest income on investments.

Operations – The increase in diluted EPS of $0.19 from our operations in the table above was due primarily to the following:

•International Smoke-Free segment: Favorable volume/mix and favorable pricing; and
•International Combustibles segment: Favorable pricing and the restructuring of distribution terms in certain markets, partly offset by unfavorable volume/mix and increases in energy-related input prices;
•U.S. segment: Growing ZYN shipment volume and a favorable price variance against prior year promotions, partly offset by higher manufacturing costs; and
•Higher marketing, administration and research costs.

Discussion and Analysis
Critical Accounting Estimates
For information on our critical accounting estimates, see "Critical Accounting Estimates" in the MD&A included in Item 7 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Consolidated Operating Results

See pages 80 - 91 for a discussion of our "Cautionary Factors That May Affect Future Results." Net revenues, cost of sales and gross profit by segment, as well as total significant expenses and operating income were as follows:

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Nine Months Ended September 30, 2026
Net revenues	$11,580	$18,872	$2,324	$32,776
Cost of sales	(3,475)	(6,033)	(850)	(10,358)
Gross profit	$8,105	$12,839	$1,473	22,418
Marketing, administration and research costs				(8,831)
Corporate expenses and other				(298)
Operating income				$13,289
For the Nine Months Ended September 30, 2025
Net revenues	$10,310	$17,525	$2,451	$30,286
Cost of sales	(3,222)	(5,846)	(721)	(9,789)
Gross profit	$7,088	$11,679	$1,729	20,497
Marketing, administration and research costs				(8,474)
Impairment of goodwill				(41)
Corporate expenses and other				(463)
Operating income				$11,519

(in millions)	International Smoke-Free	International Combustibles	U.S.	Total
For the Three Months Ended September 30, 2026
Net revenues	$3,867	$6,725	$845	$11,438
Cost of sales	(1,162)	(2,115)	(306)	(3,584)
Gross profit	2,705	4,610	539	7,854
Marketing, administration and research costs				(2,993)
Corporate expenses and other				5
Operating income				$4,866
For the Three Months Ended September 30, 2025
Net revenues	$3,839	$6,316	$689	$10,845
Cost of sales	(1,157)	(2,072)	(255)	(3,484)
Gross profit	2,683	4,244	434	7,361
Marketing, administration and research costs				(3,058)
Corporate expenses and other				(40)
Operating income				$4,263
Note: Amounts may not foot due to rounding

Items affecting the comparability of results from operations were as follows:
•Restructuring charges – See Note 15. Restructuring Activities for details of the pre-tax charges included in marketing, administration and research costs for the nine months and three months ended September 30, 2026 and 2025.
•Impairment of goodwill – See Note 5. Goodwill and Other Intangible Assets, net for details of the goodwill impairment charge recorded for the nine months ended September 30, 2025.
•Germany excise tax classification litigation charge – See discussion in the "Executive Summary" section of this MD&A for details of the pre-tax charge included in marketing, administration and research costs for the nine months and three months ended September 30, 2025.

Marketing, administration and research costs, including restructuring charges, as well as corporate expenses and other are not allocated to segments to determine the primary measure of segment profitability.

Our net revenues by product category are shown in the table below:

(in millions)	For the Nine Months Ended September 30,			For the Three Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Smoke-free:
International Smoke-Free	$11,580	$10,310	12.3%	$3,867	$3,839	0.7%
U.S.	2,069	2,189	(5.5)%	758	605	25.2%
of which, Wellness	193	166	16.1%	74	57	29.6%
Total Smoke-free	13,649	12,500	9.2%	4,625	4,445	4.1%
Combustible tobacco:
International Combustibles	18,872	17,525	7.7%	6,725	6,316	6.5%
U.S.	254	261	(2.6)%	87	84	4.2%
Total Combustible tobacco	19,126	17,786	7.5%	6,812	6,400	6.4%
Total PMI net revenues	$32,776	$30,286	8.2%	$11,438	$10,845	5.5%
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

Adjusted in-market sales or "adjusted IMS" is defined as in-market sales excluding distributor and/or trade inventory movements, which are estimated using a number of internal and external sources. Past reported periods may be updated to ensure comparability and to incorporate the most current information.

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

Consolidated Operating Results for the Nine Months Ended September 30, 2026

The following discussion compares our consolidated operating results for the nine months ended September 30, 2026, with the nine months ended September 30, 2025.

Total Market

Estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs declined by 0.4%.

Total Shipment Volume
Our shipment volume for cigarettes and smoke-free products is shown in the table below:

Shipment Volume (equivalent units in billions)
	For the Nine Months Ended September 30,
	2026	2025	Change
Total	595.6	592.7	0.5%
Cigarettes	452.2	457.9	(1.2)%
Smoke-Free Products	143.4	134.8	6.4%
HTU	124.5	116.7	6.7%
Oral SFP	14.9	15.7	(5.3)%
E-vapor	4.0	2.4	68.1%

Note: Amounts may not foot due to rounding. Oral smoke-free products conversion: 1 pouch equals 1 unit. E-vapor products conversion: one milliliter of e-vapor liquid is equivalent to 10 units.

Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 0.5% with smoke-free volumes, up by 6.4%, driven by HTU and E-vapor categories, partly offset by cigarette volumes, down by 1.2%.

For the full year 2026, we currently expect a growing (previously broadly stable to slightly growing) total PMI cigarette and SFP shipment volume, with high single-digit SFP shipment growth, led by high single-digit SFP adjusted IMS growth, and a cigarette shipment volume decline at a similar level to the year-to-date trend (previously around 2% to 3%).

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$32,776	$30,286	8.2%	5.9%	$2,490	$734	$(44)	$1,889	$(89)	$—
Cost of Sales	(10,358)	(9,789)	(5.8)%	(3.6)%	(569)	(251)	33	—	(172)	(179)
Gross Profit	22,418	20,497	9.4%	7.1%	1,921	483	(11)	1,889	(261)	(179)
Marketing, Administration and Research Costs (1)	(8,831)	(8,474)	(4.2)%	(0.9)%	(357)	(287)	6	—	—	(76)
Impairment of Goodwill	—	(41)	+100%	+100%	41	—	—	—	—	41
Corporate Expenses and Other	(298)	(463)	35.6%	(3.9)%	165	183	—	—	—	(18)
Operating Income	$13,289	$11,519	15.4%	12.1%	$1,770	$379	$(5)	$1,889	$(261)	$(232)
(1) Cost variance includes charges in 2026 and 2025 of $34 million and $243 million, respectively, related to restructuring charges and $176 million related to the Germany excise tax classification litigation charge in 2025. For more details, see Note 15. Restructuring Activities and the "Executive Summary" section of this MD&A.

For the nine months ended September 30, 2026, net revenues increased by 8.2%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.9%, mainly reflecting: a favorable pricing variance mainly driven by international combustibles; and higher international smoke-free volumes; partly offset by unfavorable volume/mix, mainly driven by lower international combustibles and U.S. volumes in the first quarter.

The favorable currency impact in net revenues was due primarily to the Euro and Russian ruble, partly offset by the Japanese yen.

Gross profit increased by 9.4%. Gross profit, excluding currency and acquisitions/divestitures, increased by 7.1%, mainly reflecting the same factors as for net revenues, partly offset by higher manufacturing costs.

Operating income increased by 15.4%. Operating income, excluding currency and acquisitions/divestitures, increased by 12.1%, mainly reflecting: the same factors as for gross profit, lower restructuring charges in 2026 and the 2025 Germany excise tax classification litigation charge of $176 million, partially offset by higher marketing, administration and research costs.

Interest expense, net, of $679 million decreased by $69 million or 9.2%, primarily due to higher interest income on investments.

Our effective tax rate increased by 1.7 percentage points to 20.9%. We estimate that our 2026 effective tax rate will be around 21.5%, excluding discrete tax events. For further details, see Note 10. Income Taxes.

We recorded a non-cash impairment charge of $511 million related to our RBH equity investment in the condensed consolidated statement of earnings for the nine months ended September 30, 2026. For further details, see Note 13. Related Parties - Equity Investments and Other.

Equity investments and securities (income)/loss net was a loss of $330 million in 2026 compared to income of $(926) million in 2025. The variance was primarily due to the unfavorable fair value adjustments for our equity security investments in India and Sri Lanka. For further details, see Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $8.6 billion decreased by $0.6 billion or 6.9%. This decrease was primarily due to the unfavorable fair value adjustments for our equity security investments, the non-cash impairment charge related to our RBH equity investment and a higher effective tax rate, partly offset by higher operating income and lower interest expense, net. Basic and diluted EPS of $5.49 and $5.48 decreased by 6.9% and 7.0%, respectively. Excluding a favorable currency impact of $0.20, diluted EPS decreased by 10.4%.

Consolidated Operating Results for the Three Months Ended September 30, 2026
The following discussion compares our consolidated operating results for the three months ended September 30, 2026, with the three months ended September 30, 2025.

Total Market
During the quarter, estimated industry volume (excluding China and the U.S.) for cigarettes and HTUs was broadly stable, decreasing by 0.1%.

Total Shipment Volume
Our shipment volume for cigarettes and smoke-free products is shown in the table below:

Shipment Volume (equivalent units in billions)
	For the Three Months Ended September 30,
	2026	2025	Change
Total	206.2	204.9	0.6%
Cigarettes	158.0	157.9	—%
Smoke-Free Products	48.2	46.9	2.7%
HTU	41.5	40.8	1.5%
Oral SFP	5.3	5.2	1.8%
E-vapor	1.4	0.9	61.6%

Note: Amounts may not foot due to rounding. Oral smoke-free products conversion: 1 pouch equals 1 unit. E-vapor products conversion: one milliliter of e-vapor liquid is equivalent to 10 units.

Our shipment volume, including cigarettes and smoke-free products (in equivalent units), increased by 0.6% driven by a 2.7% increase in smoke-free products, with shipment growth across all categories supported by high single-digit growth in adjusted SFP in-market sales, which is the closest proxy to consumer offtake. This was complemented by the continuing resilience of the combustible segment, notably in markets where SFPs are banned or have a limited market presence.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/ Mix/Other	Cost
(in millions)
Net Revenues	$11,438	$10,845	5.5%	7.1%	$593	$(155)	$(27)	$739	$36	$—
Cost of Sales	(3,584)	(3,484)	(2.9)%	(4.7)%	(100)	43	20	—	(59)	(104)
Gross Profit	7,854	7,361	6.7%	8.3%	493	(112)	(7)	739	(23)	(104)
Marketing, Administration and Research Costs (1)	(2,993)	(3,058)	2.1%	1.3%	65	21	4	—	—	40
Corporate Expenses and Other	5	(40)	+100%	(17.5)%	45	52	—	—	—	(7)
Operating Income	$4,866	$4,263	14.1%	15.1%	$603	$(39)	$(3)	$739	$(23)	$(71)
(1) Cost variance includes charges in 2025 of $176 million related to the Germany excise tax classification litigation. For more details, see the "Executive Summary" section of this MD&A.

During the quarter, net revenues increased by 5.5%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.1%, mainly reflecting: a favorable pricing variance driven by international combustibles and the U.S. segment.

The unfavorable currency impact in net revenues was due primarily to the Japanese yen and Indonesian rupiah.

Gross profit increased by 6.7%. Gross profit, excluding currency and acquisitions/divestitures, increased by 8.3%, mainly reflecting a favorable pricing variance as mentioned in net revenues, partly offset by higher manufacturing costs.

Operating income increased by 14.1%. Operating income, excluding currency and acquisitions/divestitures, increased by 15.1%, largely reflecting the same factors as for gross profit and the 2025 Germany excise tax classification litigation charge of $176 million.

Interest expense, net, of $199 million decreased by $31 million or 13.5%, primarily due to higher interest income on investments.

Our effective tax rate increased by 2.8 percentage points to 21.5%. For further details, see Note 10. Income Taxes.

Equity investments and securities (income)/loss net was a loss of $86 million in 2026 compared to income of $(345) million in 2025. The variance was primarily due to the unfavorable fair value adjustments for our equity security investments in India and Sri Lanka. For further details, see Note 13. Related Parties - Equity Investments and Other.

Net earnings attributable to PMI of $3.3 billion decreased by $0.2 billion or 4.7%. This decrease was primarily due to the unfavorable fair value adjustments for our equity security investments and a higher effective tax rate, partly offset by higher operating income and lower interest expense, net. Basic and diluted EPS of $2.12 both decreased by 4.9%. Excluding an unfavorable currency impact of $0.01, diluted EPS decreased by 4.5%.

Operating Results by Reportable Segment
Segment Operating Results – Three Months and Nine Months Ended September 30, 2026

The following discussion compares operating results within each of our segments for the three months and nine months ended September 30, 2026, with the three months and nine months ended September 30, 2025.

International Smoke-Free Segment:

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$3,867	$3,839	0.7%	3.4%	$28	$(74)	$(27)	$21	$108	$—
Gross Profit	$2,705	$2,683	0.8%	3.3%	$22	$(60)	$(7)	$21	$87	$(18)

During the quarter, net revenues increased by 0.7%. Net revenues, excluding currency and acquisitions/divestitures, increased by 3.4%, reflecting: a favorable volume/mix driven by higher HTU and e-vapor volumes and a favorable pricing variance due to HTUs.

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

Gross profit increased by 0.8%. Gross profit, excluding currency and acquisitions/divestitures, increased by 3.3%, mainly due to the same factors as for net revenues.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$11,580	$10,310	12.3%	9.9%	$1,270	$297	$(44)	$195	$823	$—
Gross Profit	$8,105	$7,088	14.3%	11.8%	$1,017	$194	$(11)	$195	$575	$65

For the nine months ended September 30, 2026, net revenues increased by 12.3%. Net revenues, excluding currency and acquisitions/divestitures, increased by 9.9%, reflecting: a favorable volume/mix driven by higher HTU and e-vapor volumes and a favorable pricing variance due to higher HTU pricing.

Gross profit increased by 14.3%. Gross profit, excluding currency and acquisitions/divestitures, increased by 11.8%, mainly due to the same factors as for net revenues, supported by favorable manufacturing efficiencies.

International Smoke-Free Segment Shipment Volume

International Smoke-Free Shipment Volume (in billion equivalent units)
44.5
1.4
1.6
41.5
43.3
0.9
1.6
40.8
133.3
4.0
4.8
124.5
124.1
2.4
5.0
116.7
Q3 2026
Q3 2025
September YTD 2026
September YTD 2025
Heated Tobacco Units
Oral Smoke-Free Products
E-Vapor

Note: Amounts may not foot due to rounding

In the third quarter, our International Smoke-Free shipment volume increased by 2.7% to 44.5 billion equivalent units, with broad based growth across markets, notably Taiwan, Global Travel Retail, Greece, Germany, and Bulgaria, notwithstanding a challenging HTU comparison due to phasing of shipments between periods.

In the heat-not-burn category, IQOS grew shipment volumes by 1.5% to 41.5 billion units. HTU adjusted IMS grew by 7.1%. Excluding Japan and Poland, adjusted IMS continued to grow in the double digits, increasing by 10%, reflecting broad-based growth across a variety of markets, underscoring the increasing geographic diversification of IQOS. In Japan and Poland, we faced specific headwinds from the impact of excise-driven pricing and the characterizing flavor ban, respectively.

•In Japan, PMI HTU adjusted IMS grew by 3.4%, or by 1.3% excluding the estimated consumer pantry-loading impact ahead of the October 1 excise-driven price increase (JPY20 per pack). This continues to be broadly in line with our expectations as consumers adjust following the first excise-driven price increase (JPY40 per pack) on April 1. IQOS maintained a strong category share at 68%, with SENTIA continuing to play a key role in capturing price-sensitive TEREA consumers.

•In Europe, IQOS HTU adjusted IMS growth strengthened to an estimated 6.0%, notwithstanding ongoing disruptions in Ukraine and the continued impact of the characterizing flavor ban in Poland. IQOS HTU adjusted market share increased by 0.9 percentage points to 11.6%. This growth was led by strong performance in many markets, notably Germany, Greece, Spain and Romania. Adjusted IMS in Italy continued its strong growth trajectory, underscoring the category's significant potential across the region. Excluding Poland, adjusted IMS volumes grew by around 8%.

•Outside Europe and Japan, adjusted IMS grew by 12.7% and offtake share increased in key cities across the globe, including Riyadh, Kuala Lumpur, Mexico City, Jakarta and Taipei, underlining the global growth potential of the heat-not-burn category.

In the Oral Smoke-Free category, total oral SFP volume increased by 0.5%, as growth in modern oral of 20.6% to 0.5 billion pouches now more than offset declines in the legacy Nordic snus business.

In the E-vapor category, VEEV quarterly shipments grew by 61.6%. VEEV further reinforced its leadership position in Europe, with growth across a range of markets, notably Romania, Greece, France and Spain.

For the nine months year-to-date, our International Smoke-Free shipment volume increased by 7.4% to 133.3 billion equivalent units, notably due to Taiwan, Greece, Italy, and Global Travel Retail. In the heat-not-burn category, IQOS grew shipment volumes by 6.7% to 124.5 billion units. In the Oral Smoke-Free category, total oral SFP volume decreased by 4.0%, as modern oral volume growth of 18.1% to 1.5 billion pouches were more than offset by declines in the snus business. In the E-vapor category, VEEV shipments increased by 68.1%.

International Combustibles Segment:

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$6,725	$6,316	6.5%	7.8%	$409	$(81)	$—	$565	$(75)	$—
Gross Profit	$4,610	$4,244	8.6%	9.8%	$365	$(52)	$—	$565	$(99)	$(48)
During the quarter, net revenues increased by 6.5%. Net revenues, excluding currency and acquisitions/divestitures, increased by 7.8%, reflecting: a favorable pricing variance, and the favorable impact of the 2026 restructuring of prior distribution terms in certain markets, partially offset by unfavorable geographic mix.

Gross profit increased by 8.6%. Gross profit, excluding currency and acquisitions/divestitures, increased by 9.8% due to the same factors as for net revenues, slightly offset by higher costs due to increases in energy-related input prices.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$18,872	$17,525	7.7%	5.2%	$1,347	$429	$—	$1,607	$(689)	$—
Gross Profit	$12,839	$11,679	9.9%	7.4%	$1,160	$290	$—	$1,607	$(621)	$(116)

For the nine months ended September 30, 2026, net revenues increased by 7.7%. Net revenues, excluding currency and acquisitions/divestitures, increased by 5.2%, reflecting: a favorable pricing variance and the previously mentioned favorable impact of the 2026 restructuring of prior distribution terms in certain markets, partially offset by unfavorable volume/mix.

Gross profit increased by 9.9%. Gross profit, excluding currency and acquisitions/divestitures, increased by 7.4%, due to the same factors as for net revenues, and slightly offset by increases in energy-related input prices.

International Combustibles Segment Shipment Volume
In the third quarter, our cigarette shipment volume in the International Combustibles segment was broadly flat at 158.0 billion units, with notable increases in Turkey, Indonesia, and Egypt, offsetting declines in markets such as Russia, Poland and Japan. Our cigarette category volume share stood at 25.9% (up by 0.4 percentage points) despite adverse market mix. Marlboro continued to gain share (up by 0.5 percentage points) reaching a record category share of 11.4%.

For the nine months year-to-date, our cigarette shipment volume in the International Combustibles segment decreased by 1.2% to 452.2 billion units, with notable decreases in Russia, Mexico, and Germany, partly offset by Turkey and Egypt.

U.S. Segment:

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Quarters Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$845	$689	22.7%	22.7%	$156	$(1)	$—	$153	$4	$—
Gross Profit	$539	$434	24.2%	24.1%	$105	$—	$—	$153	$(9)	$(39)

During the quarter, net revenues increased by 22.7%. Net revenues, excluding currency and acquisitions/divestitures, also increased by 22.7%, primarily reflecting: growing ZYN shipments of 4.2%, and a favorable price variance against prior year promotions, supported by growth in the Wellness business and cigars.

Gross profit increased by 24.2%. Gross profit, excluding currency and acquisitions/divestitures, increased by 24.1%, reflecting the same factors as for net revenues, partly offset by higher manufacturing costs linked to the expansion of our footprint.

Financial Summary
			Change Fav./(Unfav.)		Variance Fav./(Unfav.)
Nine Months Ended September 30,	2026	2025	Total	Excl. Curr. & Acquis/Divest	Total	Cur- rency	Acq. / Div.	Price	Vol/Mix/Other	Cost
(in millions)
Net Revenues	$2,324	$2,451	(5.2)%	(5.5)%	$(127)	$8	$—	$88	$(222)	$—
Gross Profit	$1,473	$1,729	(14.8)%	(14.7)%	$(256)	$(1)	$—	$88	$(214)	$(128)

For the nine months ended September 30, 2026, net revenues decreased by 5.2%. Net revenues, excluding currency and acquisitions/divestitures, decreased by 5.5%, reflecting: unfavorable dynamics in the first quarter with ZYN volumes impacted by distributor and trade inventory movements, slightly offset by favorable price comparisons against higher promotional activities in the third quarter last year.

Gross profit decreased by 14.8%. Gross profit, excluding currency and acquisitions/divestitures, decreased by 14.7%, due to the same factors as for net revenues and higher manufacturing costs.
U.S. Smoke-Free Shipment Volume
In the third quarter, our U.S. smoke-free product shipment volume increased by 2.3%. Our U.S. oral smoke-free products shipment volume increased by 2.3% to 3.7 billion equivalent units, including a 4.2% increase in ZYN shipments to 3.2 billion pouches, despite challenging comparisons against a special promotional campaign last year and supported by the ongoing launches of ZYN ULTRA, new flagship dry flavors, and 1.5mg and 8mg flagship variants. These portfolio extensions enable ZYN to cover a broader range of consumer preferences and compete in the most dynamic growing segments of the category. We expect fourth quarter ZYN shipment volumes to be broadly in-line to modestly above third quarter levels, as we continue to expand distribution and support the rollout of the enhanced portfolio.

For the nine months year-to-date, our U.S. smoke-free product shipment volume decreased by 5.8%. Our U.S. oral smoke-free products shipment volume decreased by 5.8% to 10.0 billion equivalent units, including a 6.0% decline in ZYN shipments to 8.4 billion pouches.

As part of our previously announced plans to accelerate investments in the second half, and with distribution of the extended range of ZYN products continuing to progress, we plan to further increase investments to support the brand in the fourth quarter. This reflects a ramp-up in consumer communications, notably an expansion of the 'When It Clicks' brand campaign, and the transition of the majority of the ZYN flagship portfolio to 20-pouch cans (from 15-pouch cans today), including associated transitional support programs. The change to 20-pouch cans is designed to align the value proposition across the portfolio and optimize ZYN's price premium to support future growth in the dynamic U.S. nicotine pouch category.

The transition to 20-pouch cans represents a significant investment in consumer value, which - all else equal - translates into approximately 25% less revenue-per-pouch. Combined with additional short-term support to manage the changeover at retail, this will impact fourth quarter net revenues. Taking the aggregate impact of these actions and the expansion of our manufacturing capacity to support future growth, the fourth quarter of 2026 will be a unique quarter of investment. We expect an abnormally low level of U.S. profitability in the fourth quarter.

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

As of September 30, 2026, PMI's smoke-free products were available for sale in 110 markets.

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

Our commercialization efforts for the other PMI-developed SFPs are as follows:
•Since 2022, we began commercializing BONDS devices and BLENDS consumables, and they are now available in 15 markets.

•Since August 2020, we have launched and expanded our portfolio of vaping products (branded VEEV) in 51 markets.

•Following our acquisition of Swedish Match, we have access to a strong portfolio of Swedish Match brands, and more specifically to ZYN. Modern oral pouches are currently available in 63 markets.

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

On March 14, 2024, the Court of Justice of the European Union (the "CJEU") ruled that the German fiscal regulation imposing an additional excise tax on heated tobacco products ("HTPs") does not contravene EU law. The Fiscal Court in Dusseldorf (the "FCD") had previously referred that question to the CJEU. On May 21, 2024, the FCD delivered its judgment and dismissed the claim of our local affiliate. Our affiliate filed a notice of appeal to the Federal Fiscal Court on June 19, 2024. To avoid further accumulation of interest, in January 2025, our affiliate provisionally paid the additional HTP excise tax relating to 2022, 2023 and 2024 (pending the outcome of the FCD decision). An oral hearing is expected at the earliest by the fourth quarter of 2026.

In March 2025, Japan adopted a multi-year tax plan that included changes to its excise tax structure and rates for tobacco products. Under the plan, the excise tax for HTPs was harmonized with cigarettes in two steps. The first step took place on April 1, 2026, and the second step took place on October 1, 2026. The first harmonized increase to the HTP and cigarette excise tax will occur in April 2027. The plan provides predictability on future excise rate increases for all tobacco product categories until April 2029.

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

Much of the regulation that shapes the business environment in which we operate is driven by the WHO Framework Convention on Tobacco Control (the "FCTC"). The FCTC's governing body, the Conference of the Parties (“CoP”), has adopted non-binding guidelines and policy recommendations relating to tobacco products and has also discussed regulatory approaches to certain smoke-free and nicotine-containing products.

The CoP and other WHO bodies have, from time to time, considered regulatory approaches to SFPs, including heated tobacco products, e-vapor products and nicotine pouches. These discussions and related policy recommendations may influence how jurisdictions regulate such products, including through restrictions on product availability, product characteristics, marketing and communication.

The Eleventh Session of the CoP ("CoP11") took place in November 2025. No specific new decisions or policy recommendations on novel and emerging tobacco or nicotine products were adopted. CoP12 will take place in 2027. WHO reports, FCTC guidelines and recommendations are not binding on the WHO member states or on parties to the FCTC.

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

Regulatory Restrictions

SFP Sales Prohibitions: Some governments have banned, or are seeking to ban or severely restrict, emerging tobacco and nicotine-containing products, such as our SFPs, and communication of truthful and non-misleading information about such products. Significant markets that have prohibited or severely restricted the sale of one or more category of SFPs include Brazil, Canada, France, India, Mexico, Turkey, Australia, Thailand, and Vietnam. In the U.S., some states and municipalities have introduced stringent restrictions on the sale of certain SFPs, including those authorized by the FDA.

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

In February 2024, the European Commission published an updated implementation roadmap to Europe's Beating Cancer Plan. On December 16, 2025, the European Commission published the "EU Cardiovascular Health Plan — Safe Hearts Plan," where it announced its intention to propose a revision of the legislative framework on tobacco control (including TPD) in 2026. The

European Commission launched a stakeholder consultation for the revision of TPD in May 2026 and is expected to issue its potential legislative proposal by the end of 2026.

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

Other countries may follow the EU’s approach to tobacco product ingredients. Broader ingredient bans have been adopted by, among others, Brazil (pending a court decision), Thailand, Hong Kong, and Canada. Specific bans were introduced in countries such as Turkey, which has banned menthol. In the U.S., certain states and localities have adopted, or are considering adopting, flavor bans that apply to SFPs.

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

Some governments have sought, or may seek, to standardize the design and functionality of SFPs, or to set minimum quality and safety requirements for SFPs, including heat-not-burn products, e-Vapor products, and modern oral pouches. These regulatory requirements may be mandatory or voluntary, depending on the market and can create challenges with the commercialization of our SFPs. For example, Egypt, the Philippines, Japan, UK, and Mexico have adopted minimum quality and safety requirements for certain SFPs.

We expect other governments to consider similar product standards for all novel tobacco and nicotine-containing products and encourage making them mandatory.

Restrictions on Public Smoking and Use of Nicotine-Containing Products in Public: The number and scope of restrictions on the use of our products have increased significantly in most of our markets. Many countries around the world have adopted, or are likely to adopt, regulations that restrict or ban smoking and use of certain nicotine-containing products in public and/or workplaces, restaurants, bars and nightclubs. Some public health groups have called for, and some countries, regional governments and municipalities have adopted or proposed, bans on smoking in outdoor places, as well as bans on smoking in cars (typically, when minors are present) and private homes. On December 3, 2024, the EU Council adopted its legally non-binding recommendation on smoke- and aerosol-free environments. While the recommendations recognize scientifically proven differences between smoke-free and combustible products, they nevertheless encourage EU member states to restrict usage of both conventional tobacco products and inhalable smoke-free products in indoor public spaces and some outdoor areas. Each member state is to decide whether or not to implement these recommendations.

Generational Bans: Certain jurisdictions are considering generational sales bans, which prohibit the sale of certain tobacco or nicotine products to people born after a particular year. In December 2022, New Zealand adopted regulatory measures prohibiting the sale of smoked tobacco products to anyone born on or after January 1, 2009. These measures were limited to smoked tobacco products and did not apply to heated tobacco products and e-cigarettes. The New Zealand parliament repealed the measures in February 2024, before they were implemented. On April 29, 2026, the UK government adopted a bill banning the sale of tobacco products, including HTPs, herbal smoking products and cigarette papers to individuals born on or after January 1, 2009, as well as enabling the government to ban cigarette filters. This bill will become effective on January 1, 2027. The ban does not apply to products that do not contain tobacco, such as e-vapor products and nicotine pouches.

Nicotine Content: Certain jurisdictions have implemented, or are considering implementing, a cap on the nicotine content of certain nicotine-containing products. In addition, some jurisdictions have also indicated that they are exploring reducing nicotine levels further, in some cases to levels that they describe as minimally or non-addictive.

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

FDA Authorization Process and Status of PMI SFPs: In the United States, an established regulatory framework for assessing tobacco products, including Modified Risk Tobacco Products ("MRTP"), exists under the jurisdiction of the FDA. FDA actions may influence the regulatory approach of other governments and international regulatory agencies.

FDA Review of IQOS: We submitted to the FDA a Modified Risk Tobacco Product Application (“MRTPA”) for the IQOS Tobacco Heating System (“THS”), which includes both the corresponding device and consumables, in December 2016, and a Premarket Tobacco Product Application (“PMTA”) for IQOS in March 2017.

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

On July 5, 2023, we submitted applications to the FDA requesting renewal of the MRTP authorizations previously granted to the IQOS 2.4 device and three related consumables as well as the IQOS 3.0 device. On April 17, 2026, the FDA renewed the exposure modification orders with a stated expiration date in April 2031.

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

On April 30, 2026, we submitted the Annual Report for the IQOS THS to the FDA. The report included a systematic review of the literature covering publications related to the IQOS THS between March 1, 2025, and February 28, 2026. The report included publications in various scientific fields including aerosol chemistry and physics, standard and systems toxicology, clinical studies on exposure reduction to HPHCs, and observational studies. Overall, the review continues to support the finding that IQOS THS is "appropriate for the protection of public health."

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

On December 16, 2021, PMTAs were submitted for ZYN ULTRA products, a newer line of nicotine pouches with modified pouch design, higher moisture content, in two nicotine strengths (9 mg and 11 mg). On August 21, 2026, the FDA authorized the marketing of 11 ZYN ULTRA nicotine pouch products, including all 9 mg variants and one 11 mg variant. The FDA’s evaluation found that the new products, including the 11 mg variant, contain lower levels of most HPHCs compared to other oral and smokeless tobacco products, with many constituents present at levels too low to be quantified. Additional 11 mg variants remain under scientific review.

We have made a number of ZYN submissions to the FDA that are at various stages of the regulatory process, and we have brought and are preparing to bring innovations to market in the coming months. We are aware that certain of our competitors have recently marketed, or stated their intention to market, products that were not previously marketed in the United States and did not have a marketing granted order. We continue to evaluate the practices of the FDA and other regulators regarding products with respect to which regulatory submissions have been made. On May 8, 2026, the FDA issued final guidance stating that it does not intend to prioritize enforcement against certain unauthorized ENDS and nicotine pouch products that have demonstrated meaningful progress toward authorization. We have commercialized and may decide to commercialize products for which we have not received a marketing granted order where we believe that FDA enforcement would be inconsistent with its guidance, present practices or the Family Smoking Prevention and Tobacco Control Act.

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

Other Commercialization and Risk Statement Authorization Frameworks: On March 22, 2023, a bill amending the Tobacco Hazards Prevention and Control Act in Taiwan went into effect. It regulates heated tobacco products and bans e-cigarettes. The amendment specifies that designated tobacco products (including heated tobacco products) that are not cigarettes, cut tobacco, cigars, snuff or chewing tobacco must undergo a health risk assessment as part of an authorization system. In July 2023, we filed an authorization request to commercialize IQOS in Taiwan pursuant to this Act. We have since received this authorization, which took effect on October 11, 2025.

On March 23, 2023, the Greek Ministry of Health authorized a claim for IQOS with HEETS AMBER to inform Greek IQOS users about reduction in emissions of toxicants when using such product compared to cigarette smoking. The decision authorized the following claim: “The concentration of chemical substances with recognized toxicity produced when using IQOS with HEETS AMBER tobacco sticks is lower compared to conventional smoking. A reduction in the concentration of chemical substances with recognized toxicity does not mean a corresponding reduction in risk for health. The aerosol of this tobacco product contains nicotine and other hazardous chemicals. This tobacco product harms your health and is addictive. The best choice is to quit tobacco and nicotine use altogether.” With this authorization, Greece is the second country officially recognizing the reduction in level of toxicants in the IQOS aerosol compared to cigarette smoke. In February 2025, the Greek Ministry of Health authorized a substantially similar claim and disclaimer for IQOS ILUMA devices with seven TEREA variants (Amber, Bronze, Russet, Sienna, Silver, Teak and Yellow).

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

A number of jurisdictions are considering actions to prevent illicit trade. In November 2012, the FCTC adopted the Protocol to Eliminate Illicit Trade in Tobacco Products (the “Protocol”), which includes supply chain control measures, such as licensing of manufacturers and distributors, enforcement of these control measures in free trade zones, controls on duty free and internet channels and the implementation of tracking and tracing technologies. To date, the Protocol has 73 Parties, including the EU. The Protocol came into force in September 2018. Since then, implementation in national legislations has been ongoing. The fourth Meeting of the Parties concluded in November 2025, with no restrictions decided as regards duty-free tobacco sales, or as to whether the Protocol’s provisions cover electronic nicotine and non-nicotine delivery systems. MOP5 will take place in 2027. The tracking and tracing regulations for cigarettes and roll-your-own products manufactured or destined for the EU were extended to include tobacco products other than cigarettes, including some of our SFPs, as of May 20, 2024.

Governmental Investigations

From time to time, we may be subject to governmental investigations on a range of matters, including tax, customs, antitrust, advertising, and labor practices. We describe certain pending matters in Note 9. Contingencies.

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

PMI holds a 23% equity interest in JSC TK Megapolis ("TKM"), PMI's distributor in Russia, which as of September 30, 2026 had a carrying value of $0.3 billion ($0.9 billion including related cumulative foreign currency translation losses). Previously, TKM was a subsidiary of Megapolis Distribution B.V. ("MDBV"), a Dutch holding company in which PMI held a 23% equity interest. In June 2024, the Russian government included TKM in the list of economically significant organizations that may be subject to forced localization under applicable Russian law, which referred to the mandatory removal of a foreign holding company from the shareholding structure. On August 8, 2024, the Arbitrazh Court of the Moscow Region granted the forced localization of MDBV as requested by the Ministry of Industry and Trade on July 18, 2024. As a result, MDBV’s shares in TKM were transferred to TKM and subsequently transferred to the Russian subsidiaries of its indirect shareholders during the fourth quarter of 2024. MDBV was dissolved in December of 2025. Previously, Mr. Igor Kesaev was a non-majority shareholder of MDBV. The EU, the U.S., the UK, Switzerland, Canada, Australia, New Zealand and Ukraine imposed sanctions on Mr. Igor Kesaev.

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

The U.S. has adopted new and increased tariffs on countries and specific goods, subject to evolving exemptions, with additional tariff increases proposed. Although some of these tariffs were ruled unconstitutional by the U.S. Supreme Court in February 2026, new U.S. trade investigations, ongoing international investigations, and the likelihood of additional developments have created a volatile environment for global trade. We expect the global tariff environment to remain volatile throughout 2026. PMI is actively monitoring developments, evaluating all changes, and adapting operations and compliance practices accordingly. For further details, see the "Impact of Tariffs on Our Business" section of this MD&A.

PMI continues to monitor the development of new sanctions and other trade laws in order to ensure full compliance.

Impact of Inflation on Our Business

Like many other global companies, we experienced inflationary pressures in 2022, 2023, and 2024, including: growing pressures on the cost of certain direct materials, wages, energy, transportation, and logistics as well as an increased cost of capital due to interest rate increases driven by the response to increased inflation. In 2025, certain inflationary elements such as direct materials and utilities stabilized, with a moderate overall increase in inflationary pressures driven by tobacco leaf costs. The impact of inflation on cost of sales during 2025 and during the first nine months of 2026 was not material to our consolidated financial statements.

The current conflict in the Middle East, as discussed below, may continue to result in increased inflationary pressures globally.

Impact of Tariffs on Our Business

The current U.S. and international political environment, including existing and potential changes to U.S. policies related to global trade and tariffs, have resulted in uncertainty surrounding the future state of the global economy.

While the global tariff environment is volatile, as a global company with a broadly diversified production, a worldwide supplier network, including an established U.S. manufacturing base for nicotine pouches, and existing supply chains that are largely self-contained within their respective trade regions, we currently believe we are well-positioned to mitigate potential supply chain challenges and that the changing tariff environment will not have a material impact on our business. During the first nine months of 2026, the impact of new tariffs on our business was not material to our condensed consolidated financial statements. We expect the global tariff environment to remain volatile throughout 2026 and 2027.

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

Conflict in the Middle East

The Middle East conflict had an immaterial impact on our business in the first nine months of 2026. While the impact of the ongoing Middle East conflict remains manageable, it has had an increasing effect on our business, with energy-related inflation driving incremental cost pressures in the third quarter of 2026. We anticipate that the observed rise in energy-related input prices could have a slightly higher impact in the fourth quarter of 2026, as a larger proportion of input price increases take effect. The situation remains uncertain in both duration and potential impact, and it is difficult to assess the broader long-term implications for the consumer or the global cost environment. This situation could lead to increased inflationary pressures, which could further impact consumer behavior as well as our transportation, energy, and other input costs. We will continue to closely monitor developments to assess the mid-to-long term consequences across the main variables.

War in Ukraine

In Ukraine, our main priority remains the safety and security of our employees and their families in the country. We continue commercial activities in select locations where safety allows, in order to provide product availability and service to adult consumers, and supply the market from production centers outside Ukraine. Production at our factory in Kharkiv remains suspended. We have invested over $30 million in a new production facility in the Lviv region, in Western Ukraine, where local production commenced in April 2024. As of September 30, 2026, our Ukrainian operations had approximately $0.6 billion in total assets, excluding intercompany balances. For the nine months ended September 30, 2026, our Ukrainian operations accounted for around 1% of our total net revenues.

The evolution of the situation in Ukraine has caused certain disruptions to our business this year, including the impact of strikes on our supply chain and logistics infrastructure in certain locations. We expect this disruption to have an impact on our operating income this year.

In Russia, we are continuously assessing the evolving situation in the country. This includes regulatory constraints in the market entailing very complex terms and conditions that must be met for any divestment transaction to be granted approval by the authorities, and restrictions resulting from international regulations. In the event of a divestment, our ability to fully realize the value of the business would likely be subject to material impairment. As of September 30, 2026, our Russian operations had approximately $5.6 billion in total assets, excluding intercompany balances, of which approximately $3.1 billion consisted of cash and cash equivalents held mostly in local currency (Russian rubles). For the nine months ended September 30, 2026, our Russian operations accounted for around 7% of our total net revenues.

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

U.S. GAAP Treatment of Highly Inflationary Economies

As of September 30, 2026, we applied highly inflationary accounting to the results of operations of our subsidiaries in Argentina, Turkey and Lebanon as the cumulative inflation rate in these economies for a three-year period meets or exceeds 100%, in accordance with U.S. GAAP. As a result, monetary assets and liabilities denominated in local currencies are remeasured to the U.S. Dollar at each balance sheet date, with remeasurement gains and losses recognized in the consolidated statement of earnings.

This impact of currency fluctuations could negatively impact our financial condition and results of operations. For the nine months ended September 30, 2026 and 2025, exchange gains (losses) recognized resulting from remeasurement adjustments related to highly inflationary accounting were not material.

As of July 1, 2026, PMI no longer accounted for the operations of its Egyptian subsidiaries as highly inflationary and has stopped using the U.S. dollar as the functional currency of the subsidiaries. The impact of this change did not have a material impact to our consolidated financial statements.

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

Indonesia

On March 31, 2026, the Indonesia Stock Exchange (“IDX”) issued new free float regulations. Any listed company with a market capitalization of at least IDR 5 trillion and a public free float of less than 12.5% as of March 31, 2026 must increase its free float to at least 12.5% by March 31, 2027 and to at least 15% by March 31, 2028. One of PMI’s Indonesian subsidiaries, PT Hanjaya Mandala Sampoerna Tbk (“HMS”), is listed on the IDX. As of September 30, 2026, 7.5% of HMS’ equity, with a listed value of IDR 5.5 trillion (approximately $305 million), qualified as public free float under the new regulations. HMS is assessing the implications of these new requirements.

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

Financial Review

Cash Flow Highlights

	For the Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by (used in) operating activities	$10,445	$7,524
Net cash provided by (used in) investing activities	(484)	(3,539)
Net cash provided by (used in) financing activities	(7,820)	(4,551)

Net Cash Provided by (Used in) Operating Activities
During the first nine months of 2026, net cash provided by operating activities was $10.4 billion as compared to $7.5 billion in the first nine months of 2025. Excluding favorable currency movements, the favorable variance of $2.8 billion was primarily due to lower working capital requirements of $1.9 billion and refunds of surplus assets from pension plans of $0.7 billion. For further details, see Note 4. Benefit Plans.

The lower working capital requirements were primarily due to less cash used in inventories, and accrued liabilities and other current assets, reflecting the timing of excise tax-paid tactical inventory movements primarily related to excise tax increases and the timing of the corresponding excise tax payments. Additionally, excise tax payments in 2025 included the disputed supplemental tax surcharge on heated tobacco products in Germany of approximately $0.8 billion which PMI elected to pay in January 2025 to avoid the future addition of interest (for further details refer to the International Smoke-Free segment section of this MD&A where we describe the case). In addition, lower cash used in income taxes primarily reflects the final installment payment in 2025 related to the 2017 U.S. Tax Cuts and Jobs Act transition tax liability.

For the full year 2026, we currently expect net cash provided by operating activities of around $13.5 billion at prevailing exchange rates, subject to year-end working capital requirements.

Net Cash Provided by (Used in) Investing Activities

During the first nine months of 2026, net cash used in investing activities was $0.5 billion as compared to $3.5 billion in the first nine months of 2025. This favorable variance was primarily due to changes in the cash collateral posted for derivative instruments, reflecting the depreciation of the Euro and the Swiss franc versus the U.S. dollar, and favorable movements in investments in debt securities.

The 2026 capital expenditures were primarily related to our ongoing investments in smoke-free product manufacturing capacity. We expect total capital expenditures in 2026 to be $1.4 billion to $1.6 billion, predominantly supporting the smoke-free business.
Net Cash Provided by (Used in) Financing Activities

During the first nine months of 2026, net cash used in financing activities was $7.8 billion as compared to $4.6 billion in the first nine months of 2025. The increase in net cash used was primarily due to lower long-term debt issuances in 2026, higher long-term debt repayments in 2026 and higher dividend payments. This increase was partially offset by higher net short-term borrowings in 2026 and changes in the cash collateral received for derivative instruments, reflecting the depreciation of the Euro and the Swiss franc versus the U.S. dollar.

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

We define cash and cash equivalents as short-term, highly liquid investments, readily convertible to known amounts of cash that mature within a maximum of three months and have an insignificant risk of change in value due to interest rate or credit risk changes. As a policy, we do not hold any investments in structured or equity-linked products. Our cash and cash equivalents are mostly held with institutions that have investment-grade long-term credit ratings. As of September 30, 2026 and December 31, 2025, we had cash and cash equivalents of $6.7 billion and $4.9 billion, respectively, the majority of which was held by our foreign subsidiaries, including $3.1 billion and $2.3 billion, respectively, held in Russia.

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

Debt and Borrowing Arrangements
Credit Ratings – The cost and terms of our financing arrangements as well as our access to commercial paper markets may be affected by applicable credit ratings. At September 30, 2026, our credit ratings and outlook by major credit rating agencies were as follows:

	Short-term	Long-term	Outlook
Moody’s	P-1	A2	Positive
Standard & Poor’s	A-2	A-	Positive
Fitch	F1	A	Stable

Debt – Our total debt was $47.6 billion at September 30, 2026, and $48.8 billion at December 31, 2025. Foreign currency denominated debt and the majority of our $52.5 billion gross notional amount of derivative financial instruments are subject to foreign currency exchange rates fluctuation, primarily between the Euro and U.S. Dollar, which could impact our debt levels and the pace of anticipated deleveraging. For further details, including the fair value and currency denomination of our debt, as well as our debt issuances in 2026, see Note 6. Financial Instruments and Note 11. Indebtedness. The amount of debt that we can issue is subject to approval by our Board of Directors.

On February 6, 2026, we filed a shelf registration statement with the U.S. Securities and Exchange Commission (the "SEC"), under which we may from time to time sell debt securities and/or warrants to purchase debt securities over a three-year period.

Commercial Paper Program – We continue to have access to liquidity in the commercial paper market through programs in place in the U.S. and in Europe having an aggregate issuance capacity of $8.0 billion. At September 30, 2026, we had $1.9 billion of commercial paper outstanding. At December 31, 2025, we had no commercial paper outstanding. The average commercial paper balance outstanding during the first nine months of 2026 was $4.3 billion. The average commercial paper balance outstanding during 2025 was $3.0 billion. For further details, see Note 11. Indebtedness.

Revolving Credit Facilities – At September 30, 2026, our total committed revolving credit facilities were $6.0 billion, and there were no borrowings outstanding. The entire committed amounts were available for borrowing.

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

Guarantees – At September 30, 2026, we have guarantees of our own performance, which are primarily related to excise taxes on the shipment of our products. There is no liability in the condensed consolidated financial statements associated with these guarantees. These guarantees have not had, and are not expected to have, a significant impact on PMI’s liquidity.

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

Equity and Dividends

We discuss our stock awards as of September 30, 2026 in Note 3. Stock Plans to our condensed consolidated financial statements.

Dividends paid in the first nine months of 2026 were $6.9 billion. During the third quarter of 2026, our Board of Directors approved an 8.8% increase in the quarterly dividend to $1.60 per common share. As a result, the present annualized dividend rate is $6.40 per common share.

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

•	increased restrictions on smoking and use of tobacco and nicotine-containing products in public or private spaces, both indoors and outdoors;
•	restrictions or prohibitions of novel tobacco or nicotine-containing products or related devices;
•	elimination of duty-free sales and duty-free allowances for travelers;
•	restrictions in terms of importing or exporting our products, impacting our logistics activities and ability to ship our products;
•	encouraging litigation against tobacco companies; and
•	excluding tobacco companies from transparent public dialogue regarding public health and other policy matters.

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
Federal, state or local government action, including regulatory actions and inaction by the FDA, may have a material adverse impact on our commercialization of SFPs and in our business in the United States. The FDA’s premarket tobacco product and MRTP authorizations of certain of our IQOS and ZYN products are subject to strict marketing, reporting and other requirements. Although we have received these authorizations from the FDA, there is no guarantee that the products will remain authorized for sale in the United States, or that new versions of IQOS or other ZYN products will receive authorizations, particularly if there is a significant uptake in underage or non-nicotine user initiation.

The commercialization of our products in the United States is dependent on successfully managing compliance with federal, state, and local laws, regulations, and legal agreements, as well as related guidance and interpretations. Failure to successfully manage compliance and to resolve any disputes that may arise regarding the application of legal and administrative requirements to our products could negatively impact the timing, manner, or success of our SFP commercialization in the United States, which could in turn have a material adverse effect on our results of operations, revenues, cash flows, and profitability.

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

Disruption in the credit markets, limitations on our ability to borrow, slower than anticipated debt deleveraging, or a downgrade of one or more of our current credit ratings could increase our future borrowing costs, which could materially and adversely affect our financial condition and results of operations. In addition, tighter or more volatile credit markets may lead to business disruptions for certain of our suppliers, contract manufacturers or trade customers, which could, in turn, adversely impact our business, results of operations, cash flows and financial condition.

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
For the nine months ended September 30, 2026, our Russian operations accounted for around 7% of our total net revenues and our Ukrainian operations accounted for around 1% of our total net revenues.

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

The broader consequences of the invasion are also impossible to predict, but could include reputational consequences; further sanctions, financial or currency restrictions, punitive tax law changes, embargoes, regional instability, or geopolitical shifts; and adverse effects on macroeconomic conditions, security conditions, currency exchange rates, and financial markets. Given the nature of our business and global operations, such geopolitical instability and uncertainty could increase the costs of our materials and operations; reduce demand for our products; have a negative impact on our supply chains, manufacturing capabilities, or distribution capabilities; increase our exposure to currency fluctuations; constrain our liquidity or our ability to access capital markets; create staffing or operational difficulties; or subject us to increased cyber-attacks. While we will continue to monitor this fluid situation and develop contingency plans as necessary to address any disruptions to our business operations as they develop, the extent of the conflict’s effect on our business and results of operations, as well as the global economy, cannot be predicted.

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
As with other agricultural products, the price of tobacco leaf and cloves can be influenced by imbalances in supply and demand and the impacts of natural disasters and pandemics. Tobacco production in certain countries is subject to a variety of controls, including government mandated prices and production control programs. Changes in the patterns of demand for agricultural products could cause farmers to produce less tobacco or cloves. Any significant change in tobacco leaf and clove prices, quality and quantity could affect our profitability and our business.

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

A prolonged disruption at facilities used to produce our products could have a material adverse effect on our business, financial condition and results of operations.
A prolonged disruption at or shut-down of one or more of the facilities where our products or product components are produced, or sourced from, especially our ZYN production facilities in Kentucky and Colorado, U.S., which currently supply substantially all of our capacity for ZYN sales in the U.S., due to natural- or man-made disasters or other events, such as equipment malfunctions; widespread outbreaks of acute illness; supply chain constraints; labor relations matters; cybersecurity incidents; or for any other reasons, could limit our capacity to meet customer demands. Such an event could disrupt our operations; delay production, shipments and revenue; and result in significant expense to repair or replace affected facilities. As a result, we could forgo revenue opportunities and potentially lose market share, which could materially and adversely affect our business, financial condition and results of operations.

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

While we do not now expect that the recent and currently anticipated trade tariffs imposed by the U.S. and other countries will materially impact our business, the global tariff environment is volatile and further tariff or trade related developments could result in risks to PMI’s business, including increased production costs; limited market access; supplier financial condition degradation resulting in reduced or interrupted supplies; and price increases or other economic impacts that could reduce consumer demand. Additionally, while the impact of the Middle East conflict on our business in the first nine months of 2026 was immaterial, the duration and potential impact of the Middle East conflict remain uncertain and could lead to increased inflationary pressures, which could impact consumer behavior as well as our transportation, energy, and other input costs; broader geopolitical instability; security or cybersecurity incidents; supply chain disruptions; or other consequences that, individually or in the aggregate, may materially adversely affect our business, results of operations, cash flows, or financial condition.

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
Investigations may include, among other matters, allegations of contraband shipments of cigarettes, allegations of unlawful pricing activities within certain markets, allegations of underpayment of income taxes, customs duties and/or excise taxes, allegations of false and misleading usage of descriptors, allegations of unlawful advertising or distribution, product safety or specification allegations, and allegations of unlawful labor practices. We cannot predict the outcome of those investigations or whether additional investigations may be commenced, and it is possible that our business could be materially adversely affected by an unfavorable outcome of pending or future investigations. See Note 9. Contingencies—Other Litigation to our condensed consolidated financial statements and the Governmental Investigations section of this MD&A.

We may be unable to adequately protect our intellectual property rights, and disputes relating to intellectual property rights could harm our business.
Our intellectual property rights are valuable assets, their protection is important to our business, and that protection may not be equally available in every country in which we operate or in which our products are sold. If the steps we take to protect our intellectual property rights globally, including through applying for, prosecuting, maintaining and enforcing, where relevant, a combination of trademark, design, copyright, patent, trade secrets and other intellectual property rights, are inadequate, or if others infringe or misappropriate our intellectual property rights, notwithstanding legal protection, our business, financial condition, and results of operations could be adversely impacted. Moreover, failing to manage our existing and/or future intellectual property may place us at a competitive disadvantage. Intellectual property rights of third parties may limit our ability to develop, manufacture and/or commercialize our products in one or more markets. Competitors or other third parties may claim that we infringe their intellectual property rights. Any such claims, regardless of merit, could divert management’s attention, be costly, disruptive, time-consuming and unpredictable and expose us to significant litigation costs and damages, and may impede our ability to develop, manufacture and/or commercialize new or existing SFPs and improve our products, which could have a material adverse effect on our revenues and our profitability. In addition, if, as a result, we are unable to manufacture or sell our SFPs or improve their quality in one or more markets, our ability to convert adult smokers to our SFPs in such markets would be adversely affected. See Note 9. Contingencies— Other Litigation to our condensed consolidated financial statements for a description of certain intellectual property proceedings.

The research, development, and commercialization of non-recreational cannabinoid products subjects us to legal, regulatory, reputational and other risks.
Our Wellness business is researching and developing medical and pharmaceutical cannabinoids and non-recreational cannabinoid products (including CBD). Commercialization of these products is currently limited and exploratory. Successful development and commercialization of these products, however, are dependent on compliance with a constantly evolving legal and regulatory environment, and subject to various legal, reputational and regulatory risks, which could have a material adverse effect on our business and results of operations. A failure by our Wellness business to comply with applicable laws could result in criminal, civil, or tax liability.

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
We and our business partners heavily rely on information technology networks and systems to help manage business processes and operations, including the collection, storage, interpretation, and processing of confidential, sensitive, personal and other data; internal and external communications; marketing and e-commerce activities; the manufacture, sale, and distribution of our products; the operation and maintenance of connected products; management of third-party business relationships; engagement with governmental authorities; innovation through research and development; and other activities necessary for business operations or consumer engagement. Some of these information systems and networks are developed, supplied, or managed by third-party service providers that may make us vulnerable to “supply chain” style cyberattacks. The failure or disruption of our information technology networks and systems, or those managed by third-party service providers or owned by our business partners and used in furtherance of PMI’s business, due to cybersecurity attacks; unauthorized attempts to corrupt or extract data; security vulnerabilities; failure to timely respond and mitigate cybersecurity risks; misconfigurations; human error; or failure or inability by us, third-parties, or our business partners to adhere to cybersecurity industry best practices could place us at a competitive disadvantage; cause reputational damage; impact our operations; or result in data breaches, significant business disruption, litigation, regulatory action, including significant fines or penalties, financial impact, or loss of revenue or assets, including our intellectual property or personal, confidential, or sensitive data.

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
We and our business partners are increasingly incorporating artificial intelligence ("AI")-based solutions in our ways of working and operations, but this process involves uncertainty and risks, which may or may not yield corresponding benefits. AI technologies are complex, and there are technical and organizational challenges associated with achieving optimal levels of accuracy, efficiency, safety, explicability, reliability, and use for their intended purposes. Flaws, biases, data sourcing issues, limitations, errors, misconfiguration, or malfunctions in, or insufficient human oversight of, AI systems may result in operational disruptions; data loss or corruption; compliance failures; or incorrect business, operational, or security decisions. There is a risk of AI system failures, disruptions, employee misuse, or vulnerabilities that could compromise PMI’s information technology networks and systems and the integrity, availability, security, or privacy of PMI data processed by or through such systems. The emergence of AI and other technologies may also exacerbate other risks, including those related to regulation, litigation, compliance issues, ethical concerns, confidentiality, intellectual property ownership and infringement, and data privacy or security. Separately, AI presents a new attack surface that cybercriminals will attempt to exploit as well as providing means to scale and automate targeted attacks. Ineffective or inadequate artificial intelligence development, adoption, or deployment practices, including any use, reliance, or dependence on AI generated outputs, could result in unintended, unexpected, or otherwise unforeseen adverse consequences. These risks could have a material adverse effect on our business, reputation, financial condition, or operating results.

Risks Related to Acquisitions and Divestitures

We may not successfully identify, complete, or realize the benefits from strategic acquisitions, divestitures, joint ventures, or investments.
From time to time, we evaluate acquisition candidates, joint ventures, or investments that may strategically fit our business objectives. As a result of some of these evaluations, we have acquired and may acquire in the future certain businesses (or parts of businesses) or assets. We have also divested and may divest businesses from time to time. These activities may present financial, managerial, and operational risks, including, but not limited to, diversion of management’s attention from existing core businesses; difficulties in integrating, or inability to successfully integrate, acquired businesses, including integrating or separating personnel, information technology, financial and other systems; inability to effectively and immediately implement control environment processes across a diverse employee population; adverse effects on existing or acquired customer and supplier business relationships; potential disputes with buyers, sellers, or partners, as well as other unanticipated problems or liabilities, such as contingent liabilities and litigation. Activities in such areas are regulated by numerous antitrust and competition laws in the United States, the European Union, the United Kingdom, and elsewhere. We have in the past and may in the future be required to obtain approval of these transactions by competition or other regulatory authorities or to satisfy certain legal requirements, and we may be unable to obtain such approvals or satisfy such requirements, each of which may result in additional costs, delays, or our inability to complete such transactions. Any of these factors could prevent us from realizing the anticipated benefits of any such transaction and/or could materially and adversely affect our financial condition and operating results.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Our share repurchase activity for each of the three months in the quarter ended September 30, 2026, was as follows:

Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs
July 1, 2026 – July 31, 2026	—	$—	—	$—
August 1, 2026 – August 31, 2026	—	$—	—	$—
September 1, 2026 – September 30, 2026	—	$—	—	$—
Pursuant to Publicly Announced Plans or Programs	—	$—
July 1, 2026 – July 31, 2026 (1)	3,929	$179.47
August 1, 2026 – August 31, 2026 (1)	2,699	$179.69
September 1, 2026 – September 30, 2026 (1)	3,676	$188.62
For the Quarter Ended September 30, 2026	10,304	$182.79

(1)Shares repurchased primarily represent shares tendered to us by employees who vested in restricted and performance share unit awards and used shares to pay all, or a portion of, the related taxes.

Item 5.    Other Information.
During the three months ended September 30, 2026, no director or officer of PMI adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

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
/s/ MASSIMO ANDOLINA
Massimo Andolina
Group Chief Financial Officer
October 23, 2026